Form 10KSB
period 1995-12-31
TRIANGLE INC
filed 1996-05-21
CIK 832810

                               UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                                FORM 10-KSB

[X]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                  For the Fiscal Year ended:  DECEMBER 31, 1995

                                     OR

[ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

         For the transition period from ___________ to ___________

                        Commission File No. 33-25253

                               TRIANGLE, INC.
            (Exact Name of Registrant as Specified in its Charter)

           COLORADO                                     93-0969365
(State or Other Jurisdiction of          (I.R.S. Employer Identification Number)
Incorporation or Organization)

                       830 NORTHEAST LOOP 410, SUITE 305B
                            SAN ANTONIO, TEXAS  78209
          (Address of Principal Executive Offices, Including Zip Code)

Registrant's Telephone Number, Including Area Code: (210) 821-5577 Securities Registered Pursuant to Section 12(b) of the Act: NONE. Securities Registered Pursuant to Section 12(g) of the Act: NONE.

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing require ments for the past 90 days.

                             Yes           No    X
                                   ---          ---

On December 31, 1995, 56,063,090 shares of Common Stock, no par value, were outstanding. The aggregate market value of the Common Stock held by non-affiliates of the Registrant on that date was approximately $-0-.

Documents incorporated by reference:  NONE.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
                             Yes    X      No
                                   ---          ---

                                                Exhibits are indexed on page 12.

ITEM 1.   BUSINESS.

GENERAL

     Triangle, Inc. (the "Registrant" or the "Company") was organized as a Colorado corporation on December 8, 1981, for the purpose of evaluating, structuring and completing a merger with, or acquisition of, prospects consist ing of private companies, partnerships or sole proprietorships. The Registrant seeks to acquire a controlling interest in such entities in contemplation of later completing an acquisition. The Registrant is not limited to any operation or geographic area in seeking out opportunities. Management has not identified any particular business or industry within which the Registrant will seek an acquisition or merger. The Registrant has not conducted, nor have others made available to it, market research supporting the viability of the Registrant's proposed operations.

     The Registrant previously had a Registration Statement on Form S-18 declared effective by the Securities and Exchange Commission on June 17, 1988. Due to the Underwriter's inability to sell the minimum number of Units offered thereby within the specified offering period, the offering was terminated and all funds collected were returned to subscribers by the Escrow Agent without any deduction therefrom or interest thereon. By unanimous written consent of the Board of Directors of the Registrant, the Registration Statement was subsequent ly withdrawn and canceled.

     Subsequently, the Registrant sold 20,316 Units at $10.00 per Unit, for total proceeds of $203,160 in a public offering which closed on May 1, 1989. Each Unit consisted of one thousand shares of the Registrant's no par value Common Stock, one thousand Class A Common Stock Purchase Warrants (the "A Warrants") and one thousand Class B Common Stock Purchase Warrants (the "B Warrants"). Each A Warrant entitled the holder to purchase one share of Common Stock at $.02 per share during the two year period commencing March 5, 1989. Each B Warrant entitled the holder to purchase one share of Common Stock at $.04 per share during the two year period commencing March 5, 1989. The A and B Warrants expired by their terms and are no longer outstanding.

     The Registrant also sold 1,000,000 shares of Class B Common Stock at $.01 per share to certain of its Officers and Directors for total proceeds of $10,000. The Class B Common Stock was converted into Common Stock (at the rate of fifteen [15] shares of Common Stock for each share of Class B Common Stock surrendered for conversion) immediately prior to the acquisition/merger of the Registrant with Enterprise Car Rental, Ltd. in August, 1989.

     On August 28, 1989, the Registrant and Enterprise Car Rental, Ltd., a British Columbia corporation ("Enterprise"), entered into an exchange agreement whereby the Registrant acquired all of the outstanding shares of Enterprise for 326,500,800 shares of its no par value common stock. Control of the corporation was transferred to the Enterprise Board of Directors upon the registration of the Registrant's existing Board of Directors. Enterprise was engaged in the rental car business in the United States and Canada. Subsequent to the acquisition, the Registrant advanced approximately
$120,000 to Enterprise to pay its existing debts and other outstanding financed obligations.

     On September 30, 1989, Enterprise and the Registrant canceled the prior acquisition due to the insolvency of Enterprise and its inability to comply with the terms of the exchange agreement. The Compromise and Settlement Agreement provided for the return of the Registrant's shares to its treasury (except for ten million shares) and a note for $150,000. Enterprise agreed to indemnify and hold the Registrant harmless from the creditors and shareholders of Enterprise. No payments have been made on the note due to Enterprise's financial condition and is probably worthless. A new Board of Directors replaced the prior Board on the effective date of the agreement.

     On November 21, 1995, the Registrant signed a letter of intent to acquire Texas Quick Service, Inc. ("TQSI") in exchange for common stock of the Registrant. Under the terms of the letter of intent, the Registrant plans to acquire 100% of TQSI's stock in exchange for the Registrant issuing to TQSI shareholders sufficient shares such that TQSI shareholders would own 90% of the total shares outstanding of the Registrant upon completion of the exchange. The parties have agreed that at the completion of the closing of the transaction, the outstanding shares of common stock of the Registrant will be reverse split on the basis of one for 100. TQSI is a holding company with no operations and was formed to acquire the assets of Red Line Burgers, Inc. as part of a Chapter 11 reorganization plan. Red Line Burgers, Inc. owns, operates or franchises several hamburger restaurant chains in Texas and is presently in reorganization under Chapter 11 of the U.S. Bankruptcy Code. TQSI has agreed to complete an audit of its financial statements prior to the closing of the transaction. The letter of intent requires such audit to demonstrate TQSI has a minimum financial net worth of $200,000. See footnote 7 to the Financial Statements included in this report for an unaudited summary of TQSI's financial position and results of operations as of December 31, 1995.

DESCRIPTION OF BUSINESS

     The Registrant believes it currently has insufficient capital with which to finance cash acquisitions of other business entities. Accordingly, the Registrant will be incapable of acquiring the assets or business of other entities except in those instances where the Registrant exchanges its common stock with those held by the target company and/or the target company's shareholders. Another possibility, although less likely, is that the Registrant may give its common stock to a target in exchange for the target's assets. Management expects that an exchange of the Registrant's common stock in a merger or acquisition, if ever, would require the Registrant to issue a substantial number of its common stock. Accordingly, the percentage of common stock held by the Registrant's then-shareholders would be reduced as a result of the increased number of common stock issued and outstanding following any such merger or acquisition.

     The Registrant expects to concentrate primarily on the identification and evaluation of prospective merger or acquisition "target" entities including private companies, partnerships or sole proprietorships. The Registrant does not intend to act as a general or limited partner in connection with partnerships it may merge with or acquire. Management has not identified any particular area of interest within which the Registrant will concentrate its efforts.

     Management contemplates that the Registrant will seek to merge with or acquire a target company with either assets or earnings, or both, and that preliminary evaluations undertaken by the Registrant will assist in identifying possible target companies. The Registrant has not established a specific level of earnings or assets below which the Registrant would not consider a merger or acquisition with a target company. Moreover, management may identify a target company which is generating losses which it will seek to acquire or merge with the Registrant. The merger with or acquisition of a target company which is generating losses or which has negative shareholders' equity may have a material adverse affect on the price of the Registrant's common stock. There is no assurance, if the Registrant acquires a target company with assets or earnings, or both, that the price of the Registrant's common stock will increase.

PLAN OF ACQUISITION

     The Registrant intends to follow a systematic approach to identify its most suitable acquisition candidates.

     First, management intends to concentrate on identifying any number of preliminary prospects which may be brought to the attention of management through present associations or by virtue of the very limited advertising campaign the Registrant will conduct. Management will then apply certain of its broad criteria to the preliminary prospects. Essentially, this will entail a determination by management as to whether or not the prospects are in an industry which appears promising and whether or not the prospects themselves have potential within their own industries. During this initial screening process, management will ask and receive answers to questions framed to provide appropriate threshold information, depending upon the nature of the prospect's business. Such evaluation is not expected to be an in-depth analysis of the target company's operations although it will encompass to look at most, if not all, of the same areas to be examined once one or more target companies are selected for an in-depth review. For instance, at this stage management may look at a prospect's unaudited balance sheet. Once a prospect is selected for an in-depth review, management will review the prospect's audited financial statements. Nevertheless, management anticipates this evaluation will provide a broad overview of the business of the target company and should allow a large percentage of preliminary prospects to be eliminated from further consideration.

     Management expects to enter into further negotiations with target company management following successful conclusion of financial and evaluation studies. Negotiations with target company management will be expected to focus on the percentage of the Registrant which target company shareholders would acquire in exchange for their shareholdings in the target company. Depending upon, among other things, the target company's assets and liabilities, the Registrant's shareholders will in all likelihood hold a lesser percentage ownership interest in the Registrant following any merger or acquisition. The percentage ownership may be subject to significant reduction in the event the Registrant acquires a target company with substantial assets. Any merger or acquisition effected by the Registrant can be expected to have a significant dilutive effect on the percentage of shares held by the Registrant's then-shareholders.

     The final stage of any merger or acquisition to be effected by the Registrant will require the Registrant to retain the services of its counsel and a qualified accounting firm in order to properly effect the merger or acquisition. The Registrant may be expected to incur significant legal fees and accounting costs during the final stages of a merger or acquisition. Also, if the merger or acquisition is successfully completed, management anticipates that certain costs will be incurred for public relations, such as the dissemination of information to the public, to the shareholders and to the financial community. If the Registrant is unable to complete the merger or acquisition for any reason, the Registrant's capital may be substantially depleted if legal fees and accounting costs have been incurred. Management intends to retain legal and accounting services only on an as-needed basis in the latter stages of a proposed merger or acquisition.

     Management anticipates that it should not be necessary to raise additional funds within the next 12 months to meet expenditures required for operation. However, if after 12 months the Registrant has not generated and successfully concluded a merger or acquisition, the Registrant may have to seek additional financing in order to continue operations.

COMPETITION

     The Registrant will remain an insignificant participant among the firms which engage in mergers with and acquisitions of privately-financed entities. There are many established venture capital and financial concerns which have significantly greater financial and personnel resources and technical expertise than the Registrant. In view of the Registrant's combined limited financial resources and limited management availability, the Registrant will continue to be at a significant competitive disadvantage compared to the Registrant's competitors.

EMPLOYEES

     The Registrant currently has no employees. The Registrant employs, from time to time, services of outside consultants to assist it in evaluation of the prospective target companies. The Registrant also employs, from time to time, part-time secretarial services.

ITEM 2.   PROPERTIES.

     The Registrant maintains its offices in space provided by the Registrant's President and Chairman of the Board of Directors, Mr. R. K. Ellis. The office is located at 830 N.E. Loop 410, Suite 305B, San Antonio, Texas 78209. Its telephone number is (210) 821-5577. The Registrant's President is not being paid a monthly rental, but is reimbursed for out-of-pocket expenses for telephone use, etc.

ITEM 3.   LEGAL PROCEEDINGS.

     There are no pending legal proceedings, and the Registrant is not aware of any threatened legal proceedings to which the Registrant is a party.

                                PART II

ITEM 5    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS
          MATTERS

     (a) PRINCIPAL MARKET OR MARKETS. The Company's stock is currently not trading in any of the over the counter markets nor is the Company listed on the National Association of Securities Dealers Automated Quotation System ("NASDAQ").

     (b) APPROXIMATE NUMBER OF HOLDERS OF COMMON STOCK AND WARRANTS. As of April 19, 1996, there were seventy five (75) record holders of the Company's Common Stock.

     (c) DIVIDENDS. The Company has paid no cash dividends on its Common Stock and has no present intention of paying cash dividends in the foreseeable future. It is the present policy of the Board of Directors to retain all earnings to provide for the growth of the Company. Payment of cash dividends in the future will depend upon, among other things, the Company's future earnings, requirements for capital improvements and financial condition.

ITEM 6    SELECTED FINANCIAL DATA

     The following table sets forth certain selected financial data with respect to the Company, and is qualified in its entirety by reference to the financial statements and notes thereto filed herewith:

                                   FISCAL YEARS ENDING DECEMBER 31,
                    -------------------------------------------------------------
                      1994      1993       1992      1991      1990       1989
                    -------   --------   --------   -------   -------   ---------
Net Sales           $     0   $      0   $      0   $     0   $     0   $       0

Net Income (Loss)   $(5,216)  $(33,944)  $(10,929)  $  (330)  $(4,622)  $(154,955)

Net Income (Loss)
 per Common Share   $    (a)  $     (a)  $     (a)  $    (a)  $    (a)  $      (a)

Total Assets        $   116   $    123   $  1,672   $   187   $   337   $     487

Short-Term
 Obligations        $ 9,767   $  8,283   $ 15,543   $10,448   $10,268   $   5,796

Dividends per Share    None       None       None      None      None        None

_______________
(a)  Less than $.01 loss per share


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following is management's discussion and analysis of certain significant factors which have affected the Company's financial condition and results of operations during the periods included in the accompanying financial statements.

LIQUIDITY AND CAPITAL RESOURCES

     As of December 31, 1995, the Company's current liabilities exceeded current assets by $10,704 and the Company has sustained substantial losses since inception aggregating $224,028. The Company's ability to continue as a going concern is dependent on its ability to obtain additional equity financing. The Company intends to seek additional equity financing through searching for a suitable merger candidate and the sale of common stock to its officers and directors. There is no assurance that a suitable merger candidate will be found with sufficient funding available. The lack of cash assets will in all likelihood place the Registrant at a disadvantage in seeking out business opportunities and consequently will need to continue to rely on advances from its Board of Directors.

YEAR ENDED DECEMBER 31, 1995 VS. YEAR ENDED DECEMBER 31, 1994

     During the fiscal year ended December 31, 1995, the Registrant was mainly inactive and its activities consisted primarily in engaging legal counsel and accountants to prepare its prior reports for filing with the Securities and Exchange Commission on behalf of the Registrant. Management expects to incur losses until such time as a merger or acquisition has been completed.

     Management does not expect inflation or changing prices to have any effect on the Registrant's financial condition.

YEAR ENDED DECEMBER 31, 1994 VS. YEAR ENDED DECEMBER 31, 1993

     During the fiscal year ended December 31, 1994, the Registrant was mainly inactive and its activities consisted primarily in engaging legal counsel and accountants to prepare its prior reports for filing with the Securities and Exchange Commission on behalf of the Registrant. Management expects to incur losses until such time as a merger or acquisition has been completed.

     Management does not expect inflation or changing prices to have any effect on the Registrant's financial condition.

YEAR ENDED DECEMBER 31, 1993 VS. YEAR ENDED DECEMBER 31, 1992

     During the fiscal year ended December 31, 1993, the Registrant was mainly inactive and its activities consisted primarily in engaging legal counsel and accountants to prepare its prior reports for filing with the Securities and Exchange Commission on behalf of the Registrant. Management expects to incur losses until such time as a merger or acquisition has been completed.

     Management does not expect inflation or changing prices to have any effect on the Registrant's financial condition.

ITEM 7.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Information with respect to this item is contained in the financial statements appearing on Item 13 of this Report. Such information is incorporated herein by reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     The Registrant has not changed its independent certified accountants since inception.

                               PART III

ITEM 9.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The Directors and Officers of the registrant are as follows:


NAME                       AGE          POSITION
- ----                       ---          --------
R. K. Ellis                 72          Chairman of the Board of Directors,
                                        Chief Executive Officer and President

Peter W. Ellis              36          Secretary, Treasurer and a Director

Ralph H. Sands              63          Director


     The Officers and Directors of the Registrant should be considered "parents" (as such term is defined by Rule 405 under the Securities Act of 1933) and organizers of the Registrant inasmuch as they have taken significant initiative in founding and organizing the business of the Registrant and because of their control positions in the Registrant. There are no persons other than the above Officers and Directors who are expected to engage in any activities which would be material to the operations of the Registrant.

     R. K. Ellis and Peter W. Ellis are father and son.

     R. K. ELLIS - CHAIRMAN OF THE BOARD OF DIRECTORS, CHIEF EXECUTIVE OFFICER AND PRESIDENT. Mr. Ellis received a B.S. Degree in Business Administration from Trinity University in 1950. After serving in the U.S. Navy, he returned to San Antonio in 1952 and was employed in the savings and loan industry, progressing to president of a small savings and loan. In 1968, he joined the Department of Housing and Urban Development (HUD) as a mortgage underwriter and later served as Rehabilitation Loan and Grant Specialist in the Denver Regional Office of HUD. In 1971, he was nominated by HUD to serve with the United Nations as housing finance expert in the Hashemite Kingdom of Jordan and in Antigua, West Indies. From 1974 to 1977, he served as a consultant to the Caribbean Development Bank, Bridgetown, Barbados, where he was responsible for the administration of a United States Agency for International Development (AID) loan for low cost housing projects in the Caribbean countries of Granada, St. Vincent, Dominica, Monsterrat, Antigua and Balise. From 1977 to 1982, he was a consultant to Real Estate Financing Corporation, Aman, Jordan, which was converted to a U.S. style savings and loan association and housing development company, and which became a public company in 1980. In 1982, Mr. Ellis returned to San Antonio, Texas, where he has since been engaged in real estate transactions. From 1984 to 1986, he was the Chairman of the Board of Don Alt Associates, Inc., San Antonio, Texas, a company engaged in sales and servicing of industrial scales. Since 1986, Mr. Ellis has been engaged in private entrepreneurial activities. Mr. Ellis devotes 30 to 40 hours per month to the business of the Registrant.

     PETER W. ELLIS - SECRETARY, TREASURER AND DIRECTOR. From January 1993 to present, Mr. Peter Ellis has served as Secretary, Treasurer and a Director of the Company and is a real estate tax assistant and vice president for the Real Estate Tax Services, Inc. of San Antonio, Texas. From January 1, 1991 to January 1992, Mr. Ellis was an account executor with the Marvin F. Poer and Company, a real estate tax consulting firm in San Antonio, Texas. From November 1989 to January 1991, Mr. Ellis was a marketing analyst with Marvin
F. Poer. From 1982 to 1989, Mr. Ellis was a partner in Ellis Development Corporation in San Antonio, Texas, a company engaged in purchasing and reselling raw land for apartment and other residential projects. Mr. Ellis devotes approximately 10 hours a month to the business of the Company.

     RALPH H. SANDS - DIRECTOR. From November 1991 to the present, Mr. Sands has served as a Director of the Company. Mr. Sands has practiced dental surgery for the past five years in Southern California. Mr. Sands devotes such time as necessary to the business of the Company.

     All Directors of the Registrant will hold office until the next annual meeting of the shareholders and until their successors have been elected and qualified.

     The Officers of the Registrant are elected by the Board of Directors at the first meeting after each annual meeting of the Registrant's shareholders, and hold office until their death, or until they shall resign or have been removed from office.

     The date of the next annual meeting of the Registrant will be determined by the Registrant's Board of Directors in accordance with Colorado law.

ITEM 10.  EXECUTIVE COMPENSATION.

     The following table sets forth certain information regarding the compensation paid or accrued by the Company to or for the account of the Chief Executive Officer, and any other Executive Officer of the Company to earn in excess of $100,000, for services rendered in all capacities during the fiscal years ended December 31, 1995, 1994 and 1993:

                        SUMMARY COMPENSATION TABLE


                                                    Long Term Compensation
                                                  --------------------------
                                                                        Pay-
                      Annual Compensation               Awards          outs
                 -------------------------------  --------------------  ----
  (a)              (b)      (c)    (d)     (e)       (f)        (g)      (h)     (i)
                                          Other                                  All
  Name                                   Annual   Restricted            LTIP    Other
  and                                    Compen-    Stock     Options/  Pay-   Compen-
Principal                 Salary  Bonus  sation    Award(s)     SARs    outs   sation
Position         Year(1)   ($)     ($)   ($)(2)      ($)       (#)(2)   ($)      ($)
- ---------        -------  ------  -----  -------  ----------  --------  ----   -------
Robert K. Ellis,  1995     $0      $0    $     0     N/A         -0-     N/A      $0
President         1994     $0      $0    $     0     N/A                          $0
                  1993     $0      $0    $25,000     N/A                          $0

_______________
(1)  Periods presented are for the years ended December 31.

(2)  Mr. Ellis received a stock bonus for services valued at $25,000.

BONUSES AND DEFERRED COMPENSATION

     During the fiscal year ended December 31, 1995, the Registrant paid no cash bonuses or cash compensation to any Officer and/or Director.

INCENTIVE STOCK OPTION PLAN

     None.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth, as of the date of this Report, the stock ownership of each person known by the Registrant to be the beneficial owner of five percent or more of the Registrant's Common Stock, each Officer and Director individually and all Directors and Officers of the Registrant as a group:

            NAME AND ADDRESS OF         AMOUNT AND NATURE OF     PERCENT OF
             BENEFICIAL OWNER           BENEFICIAL OWNERSHIP       CLASS
           ----------------------       --------------------     ----------
           R. K. Ellis                       3,957,430                7.0%
           830 Northeast Loop 410
           Suite 305B
           San Antonio, TX  78209

           Peter K. Ellis                    5,852,135               10.3%
           830 Northeast Loop 410
           Suite 305B
           San Antonio, TX  78209

           Ralph H. Sands                    1,813,767                3.2%
           830 Northeast Loop 410
           Suite 305B
           San Antonio, TX  78209

           R. David Prengaman                5,623,750                9.9%
           2207 Ravina Drive
           Arlington, TX  76012

           Otho Sprague                      5,776,250               10.2%
           111 W. Mockingbird Ln.
           Dallas, TX  75247

           All Officers and Directors       11,623,332               20.5%
           as a Group (3 Persons)


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

          On March 4, 1988, the Registrant issued 21,186,400 shares of its Common Stock to the following then Officers and Directors (which was subsequently reduced to 10%) for a total of $6,355 in cash:

                                 NUMBER           REDUCED         TOTAL
NAME                            OF SHARES           TO        CONSIDERATION
- ----                            ---------        -------      -------------
Financial Data Services, Inc.   8,474,550        847,455         $2,542

Arthur W. Havers                8,474,550        847,455         $2,542

Robert D. Wieder                4,237,300        423,730         $1,271

     Effective March 3, 1988, the Registrant entered into an oral agreement with R. K. Ellis, the Chairman of the Board of Directors of the Registrant, pursuant to which the Registrant uses office space provided by the Chairman at no charge to the Registrant on a month-to-month basis. The Chairman is to be reimbursed for out-of-pocket expenses, such as telephone use and similar items.

     During 1993, the Company issued 1,375,000 shares of the Company's no par restricted Common Stock at $.01 per share in consideration for cash of $13,750 to Directors of the Company to pay legal, accounting and other operating expenses.

     During 1993, the Company issued 90,480 shares of no par value common stock at $.01 per share to pay legal, accounting and other necessary expenses. In addition, 2,500,000 shares of no par value common stock were issued to the Company's President for services valued at $25,000.

     The Company maintains its offices in space provided by the company's President pursuant to an oral agreement on a rent-free basis with reimbursement for out-of-pocket expenses, such as telephone. During the year ended December 31, 1994, the Company issued its President 142,500 shares of common stock for reimbursement of out-of-pocket expenses totalling $1,425.

     During 1995 and 1994, the Company issued 580,000 and 230,000 shares, respectively, of no par "restricted" common stock at $0.01 per share in consideration of cash $2,300 to a Director and existing shareholder of the Company to pay legal accounting and other operating expenses.

     The Board of Directors has adopted a policy that the Registrant will not seek an acquisition or merger with any entity in which the Registrant's Officers or Directors serve as officers, directors or partners, or in which they or their family members own or hold greater than a 10% ownership interest.

                                  PART IV

ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     (a) 1. The following Financial Statements are filed as part of this Report:

                                                                   Page

         Independent Auditors' Report                               F-1

         Balance Sheets, December 31, 1995 and 1994                 F-2

         Statements of Operations, Years Ended December 31, 1995,
          1994 and 1993                                             F-3

         Statements of Stockholders' Equity (Deficit), For the
          Period December 8, 1981 (Inception) to December 31, 1995  F-4

         Statements of Cash Flows, Years Ended December 31, 1995,
          1994 and 1993                                             F-8

         Notes to Financial Statements                              F-9 to F-15

     (a) 2. The following Financial Statement Schedules are filed as part of this Report:

         ALL SCHEDULES HAVE BEEN OMITTED, AS THE REQUIRED INFORMATION IS INAPPLICABLE OR THE INFORMATION IS PRESENTED IN THE FINANCIAL STATEMENTS OR THE NOTES THERETO.

     (a) 3. EXHIBITS.

         None.

     (b) The Registrant filed no reports on Form 8-K during the last quarter of the period covered by this Report.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          TRIANGLE, INC.



Dated:                                    By
      ---------------------------            ----------------------------------
                                              R. K. Ellis, President and CEO



Dated:                                    By
      ---------------------------            ----------------------------------
                                              Peter W. Ellis, Treasurer &
                                              Principal Financial Officer


SIGNATURES



Dated:                                    By
      ---------------------------            ----------------------------------
                                              R. K. Ellis, Director



Dated:                                    By
      ---------------------------            ----------------------------------
                                              Peter W. Ellis, Director



Dated:                                    By
      ---------------------------            ----------------------------------
                                              Dr. Ralph Sands

                                 TRIANGLE, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                              FINANCIAL STATEMENTS

                                       and

                          INDEPENDENT AUDITORS' REPORT

                        December 31, 1995, 1994 and 1993

                                 TRIANGLE, INC.
                          (A DEVELOPMENT STAGE COMPANY)



                                TABLE OF CONTENTS


                                                         Page

Independent Auditors' Report                              F-1

Financial Statements:

     Balance Sheets                                       F-2

     Statements of Operations                             F-3

     Statements of Stockholders' Equity (Deficit)      F-4 - F-7

     Statements of Cash Flows                             F-8

Notes to Financial Statements                          F-9 - F-15

[SCHMIDT + ASSOCIATES LETTERHEAD]


                          INDEPENDENT AUDITORS' REPORT


Board of Directors
Triangle, Inc.
(A Development Stage Company)


We have audited the accompanying balance sheets of Triangle, Inc. (a development stage company) as of December 31, 1995 and 1994, and the related statements of operations, stockholders' equity (deficit), and cash flows for the years ended December 31, 1995, 1994 and 1993, and the period from December 8, 1981 (inception) to December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Triangle, Inc. (a development stage company) at December 31, 1995 and 1994, and the results of their operations and their cash flows for the years ended December 31, 1995, 1994 and 1993, and the period from December 8, 1981 (inception) to December 31, 1995, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 8 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 8. The financial statements do not include any adjustments that may result from the outcome of this uncertainty.

                                      SCHMIDT + ASSOCIATES, P.C.

March 11, 1996
Greenwood Village, Colorado

                                 TRIANGLE, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS

                                                          DECEMBER 31,
                                                     ---------------------
                                                       1995        1994
                                                     ---------   ---------
                                     ASSETS
Current assets:
  Cash                                               $     136   $     116
                                                     ---------   ---------
                                                     ---------   ---------

                     LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current liabilities:
  Accounts payable                                   $  10,840   $   9,767
                                                     ---------   ---------

Commitments and contingencies (notes 1,
 2, 6, 7 and 8)

Stockholders' (deficit) (notes 3, 4 and 6):
  Preferred stock, $.10 par value, 100,000,000
   shares authorized, none issued                            -           -
  Common stock, Class A no par value, 800,000,000
   shares authorized, 56,643,090 shares issued
   and outstanding                                     213,324     207,524
  Deficit accumulated during development stage        (224,028)   (217,175)
                                                       (10,704)     (9,651)
                                                     ---------   ---------
                                                     $     136   $     116
                                                     ---------   ---------
                                                     ---------   ---------








  The accompanying notes are an integral part of the financial statements.

                                 TRIANGLE, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS

                                                                   DECEMBER 8,
                                                                      1981
                                                                   (INCEPTION)
                                   YEARS ENDED DECEMBER 31,            TO
                           -------------------------------------  DECEMBER 31,
                               1995         1994        1993         1995
                           -----------  -----------  -----------  ------------
Interest income              $     -     $      -     $      -     $   3,230
                             -------      -------     --------     ---------
Operating expenses:
  Legal and accounting         6,395        4,026        7,203        52,038
  Filing fees                    250          250          385         6,861
  Public relations                 -            -          228        14,414
  Other                          208          940       26,128        34,835
                               6,853        5,216       33,944       108,148
                             -------      -------     --------     ---------
                              (6,853)      (5,216)     (33,944)     (104,918)
                             -------      -------     --------     ---------
Writeoff of advances/
 recision of merger
 (note 6)                          -            -            -      (119,110)

Net (loss)                   $(6,853)     $(5,216)    $(33,944)    $(224,028)
                             -------      -------     --------     ---------
                             -------      -------     --------     ---------
Net (loss) per
 common share                     (a)          (a)          (a)
                             -------      -------     --------
                             -------      -------     --------

Weighted average
 number of common
 shares outstanding       56,351,967   55,722,501   53,076,492
                          ----------   ----------   ----------
                          ----------   ----------   ----------

________________
(a)  Less than $.01 net loss per share













    The accompanying notes are an integral part of the financial statements.

                                 TRIANGLE, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                   For the Period December 8, 1981 (Inception)
                              to December 31, 1995

                                                       CLASS B           DEFICIT
                              COMMON STOCK           COMMON STOCK      ACCUMULATED
                          --------------------   -------------------      DURING
                          NUMBER OF              NUMBER OF             DEVELOPMENT
                           SHARES      AMOUNT      SHARES    AMOUNT       STAGE
                          ---------   --------   ---------  --------   -----------
Balance at inception
 December 8, 1981                 -   $      -           -  $      -   $       -

Issuance of stock to
 officers and
 directors, March,
 1988:
  for cash ($.003
   per share)             2,118,640      6,355           -        -            -

Issuance of stock
 March, 1988:
  for cash ($.003
   per share)             2,881,360      8,645           -        -            -

Net (loss) for the
 year ended December
 31, 1988                         -          -           -        -       (7,179)
                         ----------   --------  ----------  --------   ---------
Balances, December
 31, 1988                 5,000,000     15,000           -        -       (7,179)

Issuance of stock in
 public offering, net
 of expenses of
 $71,435 (note 4)        20,316,000    131,725           -        -            -

Issuance of stock to
 underwriter (note 4)       677,200        100           -        -            -

Issuance of stock to
 affiliated entities
 (note 4)                         -          -   1,000,000   10,000            -

Conversion of stock
 (note 4)                15,000,000     10,000  (1,000,000) (10,000)           -

Shares not returned
 in merger reversal
 (note 6)                10,000,000          -           -         -           -


    The accompanying notes are an integral part of the financial statements.

                                 TRIANGLE, INC.
                          (A DEVELOPMENT STAGE COMPANY)
            STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) (Continued)
                   For the Period December 8, 1981 (Inception)
                              to December 31, 1995

                                                       CLASS B           DEFICIT
                              COMMON STOCK           COMMON STOCK      ACCUMULATED
                          --------------------   -------------------      DURING
                          NUMBER OF              NUMBER OF             DEVELOPMENT
                           SHARES      AMOUNT      SHARES    AMOUNT       STAGE
                          ---------   --------   ---------  --------   -----------
Net (loss) for the
 year ended December
 31, 1989                         -          -           -         -    (154,955)
                         ----------   --------  ----------  --------   ---------

Balances, December
 31, 1989                50,993,200    156,825           -         -    (162,134)

Net (loss) for the
 year ended December
 31, 1990                         -          -           -         -      (4,622)
                         ----------   --------  ----------  --------   ---------

Balances, December
 31, 1990                50,993,200    156,825           -         -    (166,756)

Net (loss) for the
 year ended December
 31, 1991                         -          -           -         -        (330)
                         ----------   --------  ----------  --------   ---------

Balances, December
 31, 1991                50,993,200    156,825           -         -    (167,086)

Issuance of stock
 to officers and
 directors, for
 cash, June, 1992
 ($.01 per share)           731,910      7,319           -         -           -

Net (loss) for the
 year ended December
 31, 1992                         -          -           -         -     (10,929)
                         ----------   --------  ----------  --------   ---------

Balances, December
  31, 1992               51,725,110    164,144           -         -    (178,015)




    The accompanying notes are an integral part of the financial statements.

                                 TRIANGLE, INC.
                          (A DEVELOPMENT STAGE COMPANY)
            STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) (Continued)
                   For the Period December 8, 1981 (Inception)
                              to December 31, 1995

                                                       CLASS B           DEFICIT
                              COMMON STOCK           COMMON STOCK      ACCUMULATED
                          --------------------   -------------------      DURING
                          NUMBER OF              NUMBER OF             DEVELOPMENT
                           SHARES      AMOUNT      SHARES    AMOUNT       STAGE
                          ---------   --------   ---------  --------   -----------
Issuance of stock
 to officers and
 directors, for
 cash, during 1993
 ($.01 per share)         1,375,000     13,750           -         -           -

Issuance of stock
 for cash, April,
 1993
 ($.01 per share)            90,480        905           -         -           -

Issuance of stock
 for officer
 compensation,
 November, 1993
 (note 3)
 ($.01 per share)         2,500,000     25,000           -         -           -

Net (loss) for the
 year ended December
 31, 1993                         -          -           -         -     (33,944)
                         ----------   --------  ----------  --------   ---------

Balances, December
 31, 1993                55,690,590    203,799           -         -    (211,959)

Net (loss) for the
 year ended December
 31, 1994                         -          -           -         -      (5,216)

Issuance of stock
 to an officer and
 a shareholder/
 director, for
 cash, November,
 1994 ($.01 per
 share)                     230,000      2,300       -         -           -

    The accompanying notes are an integral part of the financial statements.

                                 TRIANGLE, INC.
                          (A DEVELOPMENT STAGE COMPANY)
            STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) (Concluded)
                   For the Period December 8, 1981 (Inception)
                              to December 31, 1995

                                                       CLASS B           DEFICIT
                              COMMON STOCK           COMMON STOCK      ACCUMULATED
                          --------------------   -------------------      DURING
                          NUMBER OF              NUMBER OF             DEVELOPMENT
                           SHARES      AMOUNT      SHARES    AMOUNT       STAGE
                          ---------   --------   ---------  --------   -----------
Issuance of stock
 to officer for
 reimbursement of
 expenses, November,
 1994 ($.01 per
 share)                     142,500      1,425           -         -           -
                         ----------   --------  ----------  --------   ---------
Balances, December
 31, 1994                56,063,090    207,524           -         -    (217,175)

Issuance of stock
 to officer for
 cash, January,
 1995 ($.01 per
 share                       20,000        200           -         -           -

Issuance of stock
 to officer for
 cash, April,
 1995 ($.01 per
 share                      200,000      2,000           -         -           -

Issuance of stock
 to officer for
 cash, August,
 1995 ($.01 per
 share                       60,000        600           -         -           -

Issuance of stock
 to officer for
 cash, September,
 1995 ($.01 per
 share                      300,000      3,000           -         -           -

Net (loss) for the
 year ended December
 31, 1995                         -          -           -         -      (6,853)
                         ----------   --------  ----------  --------   ---------

Balances, December
 31, 1995                56,643,090   $213,324           -  $      -   $(224,028)
                         ----------   --------  ----------  --------   ---------
                         ----------   --------  ----------  --------   ---------


    The accompanying notes are an integral part of the financial statements.

                                 TRIANGLE, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS

                                                                    DECEMBER 8,
                                                                       1981
                                                                    (INCEPTION)
                                    YEARS ENDED DECEMBER 31,            TO
                              ----------------------------------    DECEMBER 31,
                                1995        1994         1993          1995
                              --------    --------     ---------    ------------
Cash flows from operating
 activities:
  Net (loss)                   $(6,853)    $(5,216)     $(33,944)    $(224,028)
  Adjustments to reconcile
   net (loss) to net cash
   used by operating
   activities:
    Amortization                     -           -            37           750
    Stock issued for
     services/expenses               -       1,425        25,000        26,425
  Change in assets and
   liabilities:
    Increase (decrease)
     in accounts payable         1,073       1,484        (7,260)       10,840
                               -------     -------      --------     ---------
    Net cash (used) by
     operating activities       (5,780)     (2,307)      (16,167)     (186,013)
                               -------     -------      --------     ---------
Cash flows from investing
 activities:
  Organization costs                 -           -             -          (750)
                               -------     -------      --------     ---------
Cash flows from financing
 activities:
  Proceeds from issuance
   of common stock               5,800       2,300        14,655       248,334
  Proceeds from issuance
   of Class B common
   stock                             -           -             -        10,000
  Deferred offering costs            -           -             -       (71,435)
                               -------     -------      --------     ---------
    Net cash provided by
     financing activities        5,800       2,300        14,655       186,899
                               -------     -------      --------     ---------
Net increase (decrease)
 in cash                            20          (7)       (1,512)          136

Cash, beginning of period          116         123         1,635             -
                               -------     -------      --------     ---------
Cash, end of period            $   136     $   116      $    123     $     136
                               -------     -------      --------     ---------
                               -------     -------      --------     ---------


    The accompanying notes are an integral part of the financial statements.

                                 TRIANGLE, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS

1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT
     ACCOUNTING POLICIES

     ORGANIZATION

     Triangle, Inc. (the "Company") is a development stage organization formed under the laws of the State of Colorado on December 8, 1981. Since inception, the Company has been inactive except for recent organizational and initial financing efforts. The Company's fiscal year end is December 31, and there was no activity prior to the year ended December 31, 1988. The Company intends to seek, investigate and, if such investigation warrants, acquire an interest in business opportunities presented to it by persons or firms who or which desire to seek the perceived advantages of a publicly-held corporation. The Company has no specific business plan. The impact of the Company not having a specific business plan on the accompanying financial statements cannot be determined at this time.

     DEFERRED OFFERING COSTS

     The Company incurred offering costs in connection with its public offering. When the offering of the Company's stock was successful in April of 1989, these costs were charged as a reduction of the proceeds of the offering (note 4).

     (LOSS) PER COMMON SHARE

     (Loss) per common share is computed by dividing net (loss) available to common stockholders by the weighted average number of common shares outstanding during the periods.

     INCOME TAXES

     The Company follows the asset and liability approach in accounting for income taxes as required by Statements of Financial Accounting Standards No. 109, "Accounting for Income Taxes". Under this method, deferred income taxes are recorded to reflect the tax consequences in future years of temporary differences between the tax basis of the assets and liabilities and their financial statement amounts at the end of each period. Valuation allowances will be established when necessary to reduce deferred tax assets to the amount expected

                                 TRIANGLE, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO FINANCIAL STATEMENTS (Continued)

1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT
     ACCOUNTING POLICIES (CONTINUED)

     INCOME TAXES (CONTINUED)

     to be realized. Income tax expense is the tax payable for the current period and the change during the period in deferred tax assets and liabilities. For financial reporting, start-up costs are expensed as incurred; for tax purposes they are capitalized and will be amortized over five years when operations begin.

     The Company has no taxable income to date; therefore, no provision for income taxes has been made. The deficit accumulated during the development stage is generally available to offset future taxable income. The available net operating loss will begin expiring in 2004. The tax benefit to be derived from the total net operating loss carryforwards amounted to approximately $18,500 as of December 31, 1995, assuming a marginal federal tax rate of 15%. However, because the Company is a development stage company with no earnings history, a valuation allowance has been established at an amount equal to the potential tax benefit, and no deferred tax asset or tax benefit has been recognized in these financial statements.

     USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

2.   RELATED PARTY TRANSACTIONS

     The Company maintains its offices in space provided by the Company's President pursuant to an oral agreement on a rent-free basis with reimbursement for out-of-pocket expenses, such as telephone.

                             TRIANGLE, INC.
                      (A DEVELOPMENT STAGE COMPANY)
               NOTES TO FINANCIAL STATEMENTS (Continued)

2.   RELATED PARTY TRANSACTIONS (CONTINUED)

     During the year ended December 31, 1988, the Company's President advanced $20,157 on an unsecured, interest-free basis to provide funds for efforts related to the public offering and for operating needs. These advances were repaid from the offering proceeds in April of 1989.

3.   STOCKHOLDERS' EQUITY (DEFICIT)

     COMMON AND PREFERRED STOCK

     In December of 1981, the Company authorized 50,000 shares of no par value common stock. In March of 1988, the Company amended and restated its certificate of incorporation to authorize 800,000,000 shares of no par value common stock and 100,000,000 shares of $.10 par value preferred stock. No preferred stock is issued or outstanding as of December 31, 1995.

     During 1995 and 1994, the Company issued 580,000 and 230,000 shares, respectively, of common stock at $.01 per share to pay legal, accounting and other necessary expenses. In addition, 2,500,000 shares of common stock were issued to the Company's President for services valued at $25,000 during the year ended December 31, 1993.

     RECAPITALIZATION

     In October of 1988, the Company authorized 1,000,000 shares of no par value Class B common stock to be included in an S-18 Registration Statement, which was subsequently withdrawn (note 4).

     In October of 1988, by unanimous written consent of the Board of Directors and shareholders, all present shareholders agreed, effective June 17, 1988, to return to the Company 45,000,000 shares of common stock on a pro rata basis for no consideration. The accompanying financial statements reflect the return of the 45,000,000 shares by present shareholders as if these shares were never issued.

                                 TRIANGLE, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO FINANCIAL STATEMENTS (Continued)



3.   STOCKHOLDERS' EQUITY (DEFICIT) (CONTINUED)

     INCENTIVE STOCK OPTION PLAN

     Effective March 3, 1988, the Company adopted an incentive stock option plan for Company executives and key employees. The Company has reserved 10,000,000 common shares for issuance pursuant to the plan. The plan provides that no option may be granted at an exercise price less than the fair market value of the common shares of the Company on the date of grant and no option can have a term in excess of ten years. To date, no options have been granted pursuant to the plan.

4.   PUBLIC OFFERING

     UNDERWRITING

     In May of 1989, the Company completed a public offering of 20,316 units:


        Gross proceeds from the sale of units      $ 203,160

        Underwriting commissions, nonaccountable
         expenses, and attorney fees paid
         directly from proceeds                      (33,411)

                                                     169,749
        Other offering costs paid directly by
         the Company                                 (38,024)
                                                    --------
            Net proceeds                            $131,725
                                                    --------
                                                    --------


     Each unit offered consisted of 1,000 shares of the Company's no par value common stock and 1,000 Class A warrants and 1,000 Class B warrants.

     The Class A and Class B warrants were immediately detachable and separately transferable from the common shares. Each Class A warrant was exercisable to purchase one common share at a price of $.02 through March 5, 1992. Each Class B warrant was exercisable to purchase one common share at the price of $.04 through March 5, 1993. Both of these warrants have expired.

                          TRIANGLE, INC.
                   (A DEVELOPMENT STAGE COMPANY)
            NOTES TO FINANCIAL STATEMENTS (Continued)



4.   PUBLIC OFFERING (CONTINUED)

     CLASS B COMMON STOCK

     In April of 1989, the Company sold 1,000,000 shares of no par value Class B common stock at $.01 per share to a founder, a company wholly-owned by a founder and an entity and an individual related to a founder. The Class B common stock has no voting rights or preemptive rights, is not redeemable or assessable and is not entitled to the benefit of any sinking fund or antidilution provisions. Further, the Class B common stock is not entitled to the payment of dividends and does not participate in any distributions upon liquidation, whether voluntary or involuntary, of the Company.

     In September of 1989, the Class B common stock was converted into common stock at the rate of fifteen shares of common stock for each share of Class B common stock surrendered for conversion. The conversion occurred subsequent to the consummation of the acquisition of Enterprise Car Rental by the Company and prior to the recision of that merger (note 6).

     Depending upon a number of factors including the relationship of the holder to the Company, all or any part of the 15,000,000 converted shares could be lawfully reoffered without further registration and without regard to Rule 144 adopted under the Securities Act of 1933, as amended.

5.   TRANSACTION WITH COMPANY'S COUNSEL

     An affiliate of the Company's former legal counsel is a shareholder of the Company. This former legal counsel received legal fees in connection with the failed merger described in note 6 and various other corporate matters. For the year ended December 31, 1989, the Company's formal legal counsel performed legal services valued at approximately $8,000 and has not been paid as of December 31, 1995.

6.   MERGER AND RELATED RECISION

     In August of 1989, the Company consummated an exchange transaction pursuant to which Triangle acquired all of the outstanding shares of Enterprise Car Rental, Ltd. dba Wheels International Rent A Car ("Wheels") in exchange for 326,500,800 shares of no par value common stock. In conjunction with the merger, Triangle advanced $119,110 to

                          TRIANGLE, INC.
                   (A DEVELOPMENT STAGE COMPANY)
            NOTES TO FINANCIAL STATEMENTS (Continued)

6.   MERGER AND RELATED RECISION (CONTINUED)

     Wheels. Effective September 30, 1989, Triangle and Wheels consummated a Compromise and Settlement Agreement pursuant to which the merger was reversed. Wheel's shareholders returned all but 10,000,000 common shares to Triangle in exchange for their original shares of Wheels giving Triangle a note for $150,000 securing an undertaking by Wheels to indemnify and hold harmless Triangle from actions by third parties to Wheels and to secure performance of obligations of Wheels to cooperate in any legal actions undertaken by Triangle against third parties of Wheels.

     The stockholders' (deficit) in the accompanying financial statements has been reported as if the merger had not taken place. The 10,000,000 common shares not returned are recorded as issued in October of 1989 for no consideration. The advances to Wheels of $119,110 were written off at December 31, 1989. Management does not anticipate any further contingencies associated with this failed merger, however, there is no assurance that there will be no further contingencies.

7.   PROPOSED MERGER

     On November 21, 1995, the Company signed a letter of intent to acquire Texas Quick Service, Inc. (TQSI) in exchange for common stock of the Company. Under the terms of the letter of intent, the Company plans to acquire 100% of TQSI's stock in exchange for the Company issuing to TQSI shareholders enough shares to give TQSI shareholders 90% of the total shares outstanding of the Company upon completion of the exchange. The parties have agreed that at the completion of the closing of the merger, the outstanding shares of common stock of the Company will be reverse split, 100 to 1. TQSI is a holding company with no operations and was formed to acquire the assets of Red Line Burgers, Inc. as part of a Chapter 11 reorganization plan. Red Line Burgers, Inc. owns, operates or franchises several hamburger restaurant chains in Texas and is presently in reorganization under Chapter 11 of the U.S. Bankruptcy Code. TQSI has agreed to complete an audit of its financial statements prior to the closing of the merger with a letter of intent requirement of a minimum financial net worth for TQSI of $200,000.

                          TRIANGLE, INC.
                   (A DEVELOPMENT STAGE COMPANY)
            NOTES TO FINANCIAL STATEMENTS (Concluded)



7.   PROPOSED MERGER (CONTINUED)

     Following is an unaudited summary of financial position and results of operations of TQSI at December 31, 1995:

                                                  UNAUDITED
                                                  ---------
          Current assets                          $ 87,137
          Property, plant and equipment              4,000
          Other assets                              30,406
                                                  --------
            Total Assets                          $121,543
                                                  --------
                                                  --------
          Current liabilities                     $  4,118
                                                  --------
                                                  --------
          Stockholders Equity                     $117,425
                                                  --------
                                                  --------
          Revenue                                 $  2,571
          Expenses                                  (3,977)
                                                  --------
              Net (Loss)                          $ (1,406)
                                                  --------
                                                  --------

8.   GOING CONCERN

     The accompany financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company has not yet commenced operations and has minimal cash to operate.

     As of December 31, 1995, the Company's current liabilities exceeded current assets by $10,704 and the Company has sustained substantial losses since inception aggregating $224,028. The Company's ability to continue as a going concern is dependent on its ability to obtain additional equity financing. The Company intends to seek additional equity financing through searching for a suitable merger candidate as described in Note 7 and the sale of common stock to its officers and directors. There is no assurance that a suitable merger candidate will be found or that the Company's officers and directors will continue to purchase common stock. The financial statements do not include any adjustments relating to the recoverability and classification of asset amounts that might be necessary should the Company be unable to continue as a going concern.