Form 10-Q
period 1996-03-31
TRIANGLE INC
filed 1996-06-24
CIK 832810

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                    FORM 10-Q

         X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
        ---    OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1996

                                       OR

        ---   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from ____________ to ____________

                       Commission file number 33-25253


                               TRIANGLE, INC.
            Exact Name of Registrant as Specified in its Charter

                COLORADO                           93-0969365
      State or Other Jurisdiction of      IRS Employer Identification
       Incorporation or Organization                 Number

         830 NORTHEAST LOOP 410, SUITE 305B, SAN ANTONIO, TX  78209
         (Address of principal executive offices)        (Zip Code)

                               (210) 821-5577
            Registrant's Telephone Number, Including Area Code

                                    N/A
      (Former Name, Former Address and Formal Fiscal Year, if Changed
        Since Last Report.)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                        Yes    X      No
                             -----        -----

     The number of shares outstanding of each of the issuer's classes of common shares, as of the latest practicable date:

           No Par Value             Outstanding at May 31, 1996
           Common Shares                 57,003,090 shares
        -------------------         ---------------------------
        Class of Securities           Outstanding Securities

                                 TRIANGLE, INC.
                         (A DEVELOPMENT STAGE COMPANY)




                                     INDEX



                                                                 PAGE
                                                                 ----
Part I.   FINANCIAL INFORMATION

     Item 1.   Financial Statements

               Condensed Balance Sheets
                 March 31, 1996, and December 31,
                 1995                                              1

               Condensed Statements of Operations
                 for the period from December 8, 1981
                 (inception), to March 31, 1996, and
                 the three months ended March 31, 1996
                 and 1995                                          2

               Statement of Stockholders' Equity (Deficit)
                 for the period from December 8, 1981
                 (inception), to March 31, 1996                  3 - 7

               Condensed Statements of Cash Flows
                 for the period from December 8, 1981
                 (inception), to March 31, 1996, and
                 the three months ended March 31, 1996
                 and 1995                                          8

               Notes to Condensed Financial Statements             9

     Item 2.   Management's Discussion and Analysis of
                 Financial Condition and Results of
                 Operations                                       10

Part II.  OTHER INFORMATION                                       11

                                 TRIANGLE, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            CONDENSED BALANCE SHEETS
                                   (Unaudited)



                                      March 31,   December 31,
                                        1996          1995
                                     ----------   ------------
                            ASSETS
                            ------
Current assets:
  Cash                               $     110     $     136
  Prepaid expenses                       1,000           -
                                     ---------     ---------
                                     $   1,110     $     136
                                     ---------     ---------
                                     ---------     ---------

           LIABILITIES AND STOCKHOLDERS' DEFICIT
           -------------------------------------
Current liabilities:
  Accounts payable                   $   8,467     $  10,840
                                     ---------     ---------
Stockholders deficit:
  Preferred stock                          -             -
  Common stock                         216,924       213,324
  Deficit accumulated during
   development stage                  (224,281)     (224,028)
                                     ---------     ---------
                                        (7,357)      (10,704)
                                     ---------     ---------
                                     $   1,110     $     136
                                     ---------     ---------
                                     ---------     ---------




Note: The balance sheet at December 31, 1995 has been taken from the audited financial statements at that date and condensed.

                                TRIANGLE, INC.
                        (A DEVELOPMENT STAGE COMPANY)
                     CONDENSED STATEMENTS OF OPERATIONS
                                 (Unaudited)



                                                           December 8,
                                                              1981
                                  Three Months Ended       (Inception)
                                      March 31,                to
                              -------------------------     March 31,
                                  1996         1995           1996
                              -----------   -----------    -----------

Interest income               $       -     $       -      $   3,230
                              -----------   -----------    ---------
Operating expenses:
  Legal and accounting                224         1,242       52,262
  Filing fees                         -             -          6,861
  Public relations                    -             -         14,414
  Other                                29           267       34,864
                              -----------   -----------    ---------
                                      253         1,509      108,401
                              -----------   -----------    ---------
                                     (253)       (1,509)    (105,171)
Writeoff of advances/
 recision of merger                   -             -       (119,110)
                              -----------   -----------    ---------
Net (loss)                    $      (253)  $    (1,509)   $(224,281)
                              -----------   -----------    ---------
                              -----------   -----------    ---------
Net (loss) per share               (a)            (a)
                              -----------   -----------
                              -----------   -----------
Weighted average number
 of shares outstanding         56,805,947    56,081,868
                              -----------   -----------
                              -----------   -----------
(a) Less than $.01 loss
     per share

                               TRIANGLE, INC.
                        (A DEVELOPMENT STAGE COMPANY)
                 STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                 For the Period December 8, 1981 (Inception)
                              To March 31, 1996
                                 (Unaudited)

                                                                 Class B             Deficit
                                   Common Stock                Common Stock        Accumulated
                             ------------------------     ----------------------      During
                             Number of                    Number of                Development
                               Shares         Amount        Shares       Amount       Stage
                             ----------     ---------     ---------     --------   -----------
Balance at inception
 December 8, 1981                   -       $    -              -       $    -       $   -

Issuance of stock to
 officers and
 directors March,
 1988:
  for cash ($.003
   per share)                 2,118,640        6,355            -            -          -

Issuance of stock
 March, 1988:
  for cash ($.003
   per share)                 2,881,360        8,645            -            -          -

Net loss for the
 year ended December
 31, 1988                           -            -              -            -       (7,179)
                             ----------     ---------     ---------     --------   --------

Balances, December
 31, 1988                     5,000,000       15,000            -            -       (7,179)

Issuance of stock in
 public offering, net
 of expenses of
 $71,435                     20,316,000      131,725            -            -          -

Issuance of stock to
 underwriter                    677,200          100            -            -          -

Issuance of stock to
 affiliated entities                -            -        1,000,000       10,000        -

Conversion of stock          15,000,000       10,000     (1,000,000)     (10,000)       -

Shares not returned
 in merger reversal          10,000,000          -          -                -          -

                                 TRIANGLE, INC.
                          (A DEVELOPMENT STAGE COMPANY)
             STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT) (Continued)
                   For the Period December 8, 1981 (Inception)
                                To March 31, 1996
                                   (Unaudited)


                                                          Class B             Deficit
                                 Common Stock          Common Stock         Accumulated
                           ----------------------     -----------------       During
                           Number of                  Number of             Development
                             Shares        Amount       Shares    Amount       Stage
                           ---------       ------     ---------   ------    -----------
Net loss for the year
 ended December 31,
 1989                            -             -            -         -      (154,955)
                           ----------       -------     -------   -------     -------

Balances, December
 31, 1989                  50,993,200       156,825         -         -      (162,134)

Net loss for the year
 ended December 31,
 1990                            -             -            -         -        (4,622)
                           ----------       -------     -------   -------     -------

Balances, December
 31, 1990                  50,993,200       156,825         -         -      (166,756)

Net loss for the year
 ended December 31,
 1991                            -             -            -         -          (330)
                           ----------       -------     -------   -------     -------

Balances, December
 31, 1991                  50,993,200       156,825         -         -      (167,086)

Issuance of stock
 to officers and
 directors, for
 cash, June, 1992,
 ($.01 per share)             731,910         7,319         -         -          -

Net loss for the
 year ended
 December 31, 1992               -             -            -        -        (10,929)
                           ----------       -------     -------   -------     -------
Balances, December
 31, 1992                  51,725,110       164,144         -        -       (178,015)

                                 TRIANGLE, INC.
                          (A DEVELOPMENT STAGE COMPANY)
             STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT) (Continued)
                   For the Period December 8, 1981 (Inception)
                                To March 31, 1996
                                   (Unaudited)



                                                         Class B            Deficit
                             Common Stock              Common Stock        Accumulated
                         --------------------      --------------------      During
                         Number of                 Number of               Development
                          Shares      Amount         Shares      Amount       Stage
                         ---------    ------       ---------     ------    -----------
Issuance of stock
 to officers and
 directors, for
 cash, during 1993
 ($.01 per share)        1,375,000     13,750           -           -            -

Issuance of stock
 for cash, April,
 1993
 ($.01 per share)           90,480        905           -           -            -

Issuance of stock
 for officer
 compensation,
 November, 1993
 ($.01 per share)        2,500,000     25,000           -           -            -

Net (loss) for the
 year ended December
 31, 1993                     -          -              -           -         (33,944)
                         ----------   -------      --------     --------      -------

Balances, December
 31, 1993                55,690,590   203,799           -           -        (211,959)

Issuance of stock
 to an officer/
 director and a
 shareholder for
 cash, November,
 1994 ($.01 per
 share)                     230,000     2,300           -           -            -

Issuance of stock
 to officer for
 reimbursement of
 expenses, November,
 1994 ($.01 per
 share)                     142,500     1,425           -           -            -

                                 TRIANGLE, INC.
                          (A DEVELOPMENT STAGE COMPANY)
             STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT) (Continued)
                   For the Period December 8, 1981 (Inception)
                                To March 31, 1996
                                   (Unaudited)




                                                         Class B               Deficit
                             Common Stock              Common Stock          Accumulated
                       -------------------------   ----------------------       During
                          Number of                  Number of               Development
                           Shares         Amount       Shares      Amount       Stage
                          ---------       ------     ---------     ------    -----------

Net (loss) for the
 year ended December
 31, 1994                      -             -            -           -          (5,216)
                         ----------     ---------   ---------    ---------    ---------
Balances, December
 31, 1994                56,063,090       207,524         -           -        (217,175)

Issuance of stock
 to officer for
 cash, January, 1995,
 ($.01 per share)            20,000           200         -           -            -

Issuance of stock
 to officer for
 cash, May, 1995,
 ($.01 per share)           200,000         2,000         -           -            -

Issuance of stock
 to officer for
 cash, August, 1995
 ($.01 per share)            60,000           600         -           -            -

Issuance of stock
 to officer for
 cash, September, 1995      300,000         3,000         -           -            -
 ($.01 per share)

Net (loss) for the
 year ended December
 31, 1995                      -             -            -           -          (6,853)
                         ----------     ---------   ---------    ---------    ---------

Balances, December
 31, 1995                56,643,090       213,324         -           -        (224,028)

Issuance of stock
 to officer for
 cash, January, 1996        100,000         1,000         -           -            -
 ($.01 per share)

                               TRIANGLE, INC.
                        (A DEVELOPMENT STAGE COMPANY)
           STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT) (Concluded)
                 For the Period December 8, 1981 (Inception)
                              To March 31, 1996
                                 (Unaudited)

                                                             Class B          Deficit
                                 Common Stock             Common Stock      Accumulated
                            ---------------------------------------------      During
                              Number of                 Number of           Development
                               Shares        Amount      Shares    Amount      Stage
                            -----------     --------    ---------  ------   -----------
Issuance of stock
 to officer for
 cash, February, 1996           260,000        2,600         -        -            -
 ($.01 per share)

Net (loss) for the
 three months ended
 March 31, 1996                     -            -           -        -           (253)
                             ----------     --------      ------  -------     --------
Balance, March 31,
 1996                        57,003,090     $216,924         -    $   -       $224,281
                             ----------     --------      ------  -------     --------
                             ----------     --------      ------  -------     --------

                               TRIANGLE, INC.
                        (A DEVELOPMENT STAGE COMPANY)
                     CONDENSED STATEMENTS OF CASH FLOWS
                                 (Unaudited)

                                                                  December 8,
                                                                      1981
                                      Three Months Ended          (Inception)
                                            March 31,                 to
                                      --------------------         March 31,
                                        1996        1995             1996
                                      -------      -------        -----------
Cash flows from operating
 activities:
  Net (loss)                          $  (253)     $(1,509)        $(224,094)
  Adjustments to reconcile
   net (loss) to net cash
   used by operating
   activities:
    Amortization                          -            -                 750
    Stock issued for services             -            -              26,425
  Change in assets and
   liabilities:
    (Increase) in prepaid
     expenses                          (1,000)         -              (1,000)
    (Decrease) in accounts
     payable                           (2,373)       1,189             8,280
                                      -------      -------         ---------
    Net cash used by
     operating activities              (3,626)        (320)         (189,639)
                                      -------      -------         ---------
Cash flows from investing
 activities:
  Organization costs                      -            -                (750)

Cash flows from financing
 activities:
  Proceeds from issuance
   of common stock                      3,600          225           251,934
  Proceeds from issuance
   of Class B common
   stock                                  -            -              10,000
  Deferred offering costs                 -            -             (71,435)
                                      -------      -------         ---------
    Net cash provided by
     financing activities               3,600          225           190,499
                                      -------      -------         ---------
Net increase (decrease) in
 cash                                     (26)         (95)              110

Cash, beginning of period                 136          116               -
                                      -------      -------         ---------
Cash, end of period                   $   110      $    21         $     110
                                      -------      -------         ---------
                                      -------      -------         ---------

                                TRIANGLE, INC.
                        (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 (Unaudited)



1.   CONDENSED FINANCIAL STATEMENTS

     The condensed balance sheet as of March 31, 1996, and the condensed statements of operations and cash flows for the three months ended March 31, 1996 and 1995, and the period December 8, 1981 (inception), to March 31, 1996, have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 1996, and for all periods presented have been made.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the December 31, 1995, financial statements and notes thereto included in the Company's Form 10-K. The results of operations for the periods ended March 31, 1996 and 1995, are not necessarily indicative of the operating results for the full year.

2.   PROPOSED MERGER

     On November 21, 1995, the Company signed a letter of intent to acquire Texas Quick Service, Inc. (TQSI) in exchange for common stock of the Company. Under the terms of the letter of intent, the Company plans to acquire 100% of TQSI's stock in exchange for 90% of the Company's outstanding common stock. TQSI is a holding company with no operations and was formed to acquire the assets of Red Line Burgers, Inc. under a reorganization plan. Red Line Burgers, Inc. owns, operates or franchises several hamburger restaurant chains in Texas and is presently in reorganization under Chapter 11 of the U.S. Bankruptcy Code.

3.   SUBSEQUENT EVENT

     On April 22, 1996, the Company entered into a Financial Advisory Agreement with First Capital Investments, Inc. in anticipation of capital requirements associated with the proposed merger with TQSI. The Company will be required to pay First Capital a retainer of $7,500 and monthly fees of $3,000 for a term of two years, commencing on the date of successful closing of various financial transactions.

                                TRIANGLE, INC.
                         (A DEVELOPMENT STAGE COMPANY)
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS



LIQUIDITY AND CAPITAL RESOURCES

The Company had cash of $110 and no working capital at March 31, 1996, and cash of $136 and no working capital at December 31, 1995.

RESULTS OF OPERATIONS

For the period from December 8, 1981 (inception), to March of 1988, the Company was inactive. The Company is in the development stage and its activities through March 31, 1996, consisted primarily of efforts to complete the public offering and pursue a merger.

The Company's limited expenditures consist of minimal operating expenses. Management expects the Company will continue to incur small losses until such time as a merger or acquisition is completed.

Management does not expect inflation or changing prices to have any effect on the Company's financial condition.

                                 TRIANGLE, INC.

                          PART II - OTHER INFORMATION



ITEM 1.   LEGAL PROCEEDINGS.

          NONE.



ITEM 2.   CHANGES IN SECURITIES

          NONE.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          NONE.

ITEM 4.   SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS.

          NONE.

ITEM 5.   OTHER INFORMATION.

          NONE.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          NONE.

                                  SIGNATURES






Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                       TRIANGLE, INC.


Date:  May 31, 1996                    By: /s/ ROBERT ELLIS, PRESIDENT
                                          ---------------------------------
                                               Robert Ellis, President