Form 10-Q
period 1996-06-30
TRIANGLE INC
filed 1996-09-11
CIK 832810

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                                  FORM 10-Q
            X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
        -------   OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 1996

                                      OR

        -------  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from           to
                                          ---------     ---------

                       Commission file number 33-25253


                                TRIANGLE, INC.
             ---------------------------------------------------
             Exact Name of Registrant as Specified in its Charter

                 Colorado                        93-0969365
      ------------------------------     ---------------------------
      State or Other Jurisdiction of     IRS Employer Identification
       Incorporation or Organization               Number

        830 Northeast Loop 410, Suite 305B, San Antonio, TX   78209
       --------------------------------------------------------------
      (Address of principal executive offices)             (Zip Code)

                               (210) 821-5577
             --------------------------------------------------
             Registrant's Telephone Number, Including Area Code

                                    N/A
       --------------------------------------------------------------
      (Former Name, Former Address and Formal Fiscal Year, if Changed
                            Since Last Report.)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                        Yes    X      No
                                            ---------    ---------

     The number of shares outstanding of each of the issuer's classes of common shares, as of the latest practicable date:

               No Par Value             Outstanding at July 31, 1996
               Common Shares                  57,003,090 shares
           --------------------         ----------------------------
            Class of Securities            Outstanding Securities

______________________________________________________________________

                                TRIANGLE, INC.
                        (A Development Stage Company)




                                    INDEX




                                                               Page
                                                               ----
Part I.  FINANCIAL INFORMATION

    Item 1.   Financial Statements

              Condensed Balance Sheets
                June 30, 1996, and December 31,
                1995                                             1

              Condensed Statements of Operations
                for the period from December 8, 1981
                (inception), to June 30, 1996, the
                three months ended June 30, 1996 and
                1995, and the six months ended June 30,
                1996 and 1995                                    2

              Statement of Stockholders' Equity (Deficit)
                for the period from December 8, 1981
                (inception), to June 30, 1996                  3 - 7

              Condensed Statements of Cash Flows
                for the period from December 8, 1981
                (inception), to June 30, 1996, and
                the six months ended June 30, 1996
                and 1995                                         8

              Notes to Condensed Financial Statements            9

    Item 2.   Management's Discussion and Analysis of
                Financial Condition and Results of
                Operations                                       10

Part II. OTHER INFORMATION                                       11

______________________________________________________________________

                                TRIANGLE, INC.
                        (A Development Stage Company)
                           CONDENSED BALANCE SHEETS
                                 (Unaudited)



                                       June 30,        December 31,
                                         1996              1995
                                         ----              ----

                                    ASSETS
                                    ------

Current assets:
  Cash                                 $       5        $     136
                                       =========        =========

                    LIABILITIES AND STOCKHOLDERS' DEFICIT
                    -------------------------------------


Current liabilities:
  Accounts payable                     $   4,106        $  10,840
                                       ---------        ---------

Stockholders deficit:
  Preferred stock                           -                -
  Common stock                           216,924          213,324
  Deficit accumulated during
   development stage                    (221,025)        (224,028)
                                       ---------        ---------
                                          (4,101)         (10,704)
                                       ---------        ---------

                                       $       5        $     136
                                       =========        =========





Note: The balance sheet at December 31, 1995 has been taken from the audited financial statements at that date and condensed.

______________________________________________________________________

                                  TRIANGLE, INC.
                          (A Development Stage Company)
                        CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                   December 8,
                                                                      1981
                                                                    Inception
                       Three Months Ended      Six Months Ended        to
                            June 30,               June 30,         June 30,
                        -----------------       ---------------     --------

                          1996       1995       1996        1995       1996
                          ----       ----       ----        ----       ----

Interest income         $    -     $    -     $    -     $    -      $   3,230

Operating expenses:
  Legal and accounting      2,751       -         2,975      1,242      55,013
  Filing fees               1,448       -         1,448       -          8,309
  Public relations           -          -          -          -         14,414
  Other                    (7,455)       156     (7,426)       423      27,409
                        ---------  ---------  ---------  ---------   ---------
                           (3,256)       156     (3,003)     1,665     105,145
                        ---------  ---------  ---------  ---------   ---------

                            3,256       (156)     3,003     (1,665)   (101,915)

Writeoff of advances/
 recision of merger          -          -          -          -       (119,110)
                        ---------  ---------  ---------  ---------   ---------

Net income/(loss)       $   3,256  $    (156) $   3,003  $  (1,665)  $(221,025)
                        =========  =========  =========  =========   =========
Net income/(loss) per
 share                       (a)        (a)        (a)        (a)
                        =========  =========  =========  =========
Weighted average
 number of shares
 outstanding          57,003,090  56,217,424 56,904,518  56,151,507
                      ==========  ========== ==========  ==========

(a) Less than $.01 per
     share




                                       -2-
_____________________________________________________________________________

                                  TRIANGLE, INC.
                          (A Development Stage Company)
                   STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                   For the Period December 8, 1981 (Inception)
                                 To June 30, 1996
                                   (Unaudited)

                                                    Class B          Deficit
                            Common Stock         Common Stock      Accumulated
                        -------------------  --------------------    During
                        Number of             Number of            Development
                         Shares     Amount     Shares    Amount       Stage
                         ------     ------     ------    ------       -----
Balance at inception
 December 8, 1981            -     $    -           -    $    -      $    -

Issuance of stock to
 officers and
 directors March,
 1988:
  for cash ($.003
   per share)            2,118,640     6,355        -         -           -

Issuance of stock
 March, 1988:
  for cash ($.003
   per share)            2,881,360     8,645        -         -           -

Net loss for the
 year ended December
 31, 1988                     -         -           -         -         (7,179)
                        ---------- ---------  ---------- ---------   ---------
Balances, December
 31, 1988                5,000,000    15,000        -         -         (7,179)

Issuance of stock in
 public offering, net
 of expenses of
 $71,435                20,316,000   131,725        -         -            -

Issuance of stock to
 underwriter               677,200       100        -         -            -

Issuance of stock to
 affiliated entities          -         -      1,000,000    10,000         -

Conversion of stock     15,000,000    10,000  (1,000,000)  (10,000)        -

Shares not returned
 in merger reversal     10,000,000      -           -         -            -

                                       -3-
_______________________________________________________________________________

                                  TRIANGLE, INC.
                          (A Development Stage Company)
             STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT) (Continued)
                   For the Period December 8, 1981 (Inception)
                                 To June 30, 1996
                                   (Unaudited)

                                                    Class B          Deficit
                            Common Stock         Common Stock      Accumulated
                        -----------------------------------------    During
                        Number of             Number of            Development
                         Shares     Amount     Shares    Amount       Stage
                         ------     ------     ------    ------       -----
Net loss for the year
 ended December 31,
 1989                         -         -          -          -      (154,955)
                        ---------- ---------  ---------- ---------   --------

Balances, December
 31, 1989               50,993,200   156,825       -         -       (162,134)

Net loss for the year
 ended December 31,
 1990                         -         -          -         -         (4,622)
                        ---------- ---------  ---------- ---------   --------


Balances, December
 31, 1990               50,993,200   156,825       -         -       (166,756)

Net loss for the year
 ended December 31,
 1991                         -         -          -         -           (330)
                        ---------- ---------  ---------- ---------   ---------

Balances, December
 31, 1991               50,993,200   156,825       -         -       (167,086)

Issuance of stock
 to officers and
 directors, for
 cash, June, 1992,
 ($.01 per share)          731,910     7,319       -         -           -

Net loss for the
 year ended
 December 31, 1992            -         -          -         -        (10,929)
                        ---------- ---------  ---------- ---------   --------

Balances, December
 31, 1992               51,725,110   164,144       -         -       (178,015)








                                       -4-
_______________________________________________________________________________

                                  TRIANGLE, INC.
                          (A Development Stage Company)
             STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT) (Continued)
                   For the Period December 8, 1981 (Inception)
                                 To June 30, 1996
                                   (Unaudited)

                                                    Class B          Deficit
                            Common Stock         Common Stock      Accumulated
                        -----------------------------------------    During
                        Number of             Number of            Development
                         Shares     Amount     Shares    Amount       Stage
                         ------     ------     ------    ------       -----
Issuance of stock
 to officers and
 directors, for
 cash, during 1993
 ($.01 per share)        1,375,000    13,750       -         -           -

Issuance of stock
 for cash, April,
 1993
 ($.01 per share)           90,480       905       -         -           -

Issuance of stock
 for officer
 compensation,
 November, 1993
 ($.01 per share)        2,500,000    25,000       -         -           -

Net (loss) for the
 year ended December
 31, 1993                     -         -          -         -        (33,944)
                        ---------- ---------  ---------- ---------   --------

Balances, December
 31, 1993               55,690,590   203,799       -         -       (211,959)

Issuance of stock
 to an officer/
 director and a
 shareholder for
 cash, November,
 1994 ($.01 per
 share)                    230,000     2,300       -         -           -

Issuance of stock
 to officer for
 reimbursement of
 expenses, November,
 1994 ($.01 per
 share)                    142,500     1,425      -          -           -


                                       -5-
______________________________________________________________________________

                                  TRIANGLE, INC.
                          (A Development Stage Company)
             STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT) (Continued)
                   For the Period December 8, 1981 (Inception)
                                 To June 30, 1996
                                   (Unaudited)

                                                    Class B          Deficit
                            Common Stock         Common Stock      Accumulated
                        -----------------------------------------    During
                        Number of             Number of            Development
                         Shares     Amount     Shares    Amount       Stage
                         ------     ------     ------    ------       -----
Net (loss) for the
 year ended December
 31, 1994                     -         -         -          -          (5,216)
                        ---------- ---------  ---------- ---------   ---------

Balances, December
 31, 1994               56,063,090   207,524      -          -        (217,175)

Issuance of stock
 to officer for
 cash, January, 1995,
 ($.01 per share)           20,000       200      -          -            -

Issuance of stock
 to officer for
 cash, May, 1995,
 ($.01 per share)          200,000     2,000      -          -            -

Issuance of stock
 to officer for
 cash, August, 1995
 ($.01 per share)           60,000       600      -          -            -

Issuance of stock
 to officer for
 cash, September, 1995     300,000     3,000      -          -            -
 ($.01 per share)

Net (loss) for the
 year ended December
 31, 1995                     -         -         -          -          (6,853)
                        ---------- ---------  ---------- ---------   ---------

Balances, December
 31, 1995               56,643,090   213,324      -          -        (224,028)

Issuance of stock
 to officer for
 cash, January, 1996       100,000     1,000      -          -            -
 ($.01 per share)



                                       -6-
______________________________________________________________________________

                                  TRIANGLE, INC.
                          (A Development Stage Company)
             STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT) (Concluded)
                   For the Period December 8, 1981 (Inception)
                                 To June 30, 1996
                                   (Unaudited)



                                                    Class B          Deficit
                            Common Stock         Common Stock      Accumulated
                        -----------------------------------------    During
                        Number of             Number of            Development
                         Shares     Amount     Shares    Amount       Stage
                         ------     ------     ------    ------       -----
Issuance of stock
 to officer for
 cash, February, 1996      260,000     2,600      -          -            -
 ($.01 per share)

Net income for the
 six months ended
 June 30, 1996                -         -         -          -           3,003
                        ---------- ---------  ---------- ---------   ---------

Balance, June 30,
 1996                   57,003,090 $ 216,924      -      $   -       $(221,025)
                        ========== =========  ========== =========   =========

















                                       -7-
_______________________________________________________________________________

                                TRIANGLE, INC.
                        (A Development Stage Company)
                      CONDENSED STATEMENTS OF CASH FLOWS
                                 (Unaudited)


                                                             December 8,
                                                                1981
                                    Six Months Ended        (Inception)
                                        June 30,                 to
                                 ---------------------         June 30,
                                  1996           1995           1996
                                  ----           ----           ----
Cash flows from operating
 activities:
  Net income/(loss)            $   3,003     $  (1,665)     $(221,025)
  Adjustments to reconcile
   net (loss) to net cash
   used by operating
   activities:
    Amortization                    -             -               750
    Stock issued for services       -             -            26,425
  Change in assets and
   liabilities:
    (Decrease) in accounts
     payable                      (6,734)         (446)         4,106
                               ---------     ---------      ---------
    Net cash used by
     operating activities         (3,731)       (2,111)      (189,744)
                               ---------     ---------      ---------

Cash flows from investing
 activities:
  Organization costs                -             -              (750)
                               ---------     ---------      ---------

Cash flows from financing
 activities:
  Proceeds from issuance
   of common stock                 3,600        2,225         251,934
  Proceeds from issuance
   of Class B common
   stock                            -            -             10,000
  Deferred offering costs           -            -            (71,435)
                               ---------     ---------      ---------

    Net cash provided by
     financing activities          3,600        2,225         190,499
                               ---------     ---------      ---------
Net increase (decrease) in
 cash                               (131)         114               5

Cash, beginning of period            136          116            -
                               ---------     ---------      ---------

Cash, end of period            $       5     $     230      $       5
                               =========     =========      =========





                                     -8-
_____________________________________________________________________

                                TRIANGLE, INC.
                        (A Development Stage Company)
                   NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 (Unaudited)




1.  CONDENSED FINANCIAL STATEMENTS
    ------------------------------

    The condensed balance sheet as of June 30, 1996, the condensed statements of operations for the three months ended June 30, 1996 and 1995, the six months ended June 30, 1996 and 1995, and the period December 8, 1981 (inception), to June 30, 1996, and cash flows for the six months ended June 30, 1996, and the period December 8, 1991 (inception), to June 30, 1996, have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 1996, and for all periods presented have been made.

    Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the December 31, 1995, financial statements and notes thereto included in the Company's Form 10-K. The results of operations for the periods ended June 30, 1996 and 1995, are not necessarily indicative of the operating results for the full year.

2.  PROPOSED MERGER
    ---------------

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



                                     -9-
_____________________________________________________________________

                                TRIANGLE, INC.
                        (A Development Stage Company)
              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS




Liquidity and Capital Resources
- -------------------------------

The Company had cash of $5 and no working capital at June 30, 1996, and cash of $136 and no working capital at December 31, 1995.

Results of Operations
- ---------------------

For the period from December 8, 1981 (inception), to March of 1988, the Company was inactive. The Company is in the development stage and its activities through June 30, 1996, consisted primarily of efforts to complete the public offering and pursue a merger.

The Company's limited expenditures consist of minimal operating expenses. Management expects the Company will continue to incur small losses until such time as a merger or acquisition is completed. The net income for the six months ended June 30, 1996, was the result of a writeoff of some previously accrued expenses that were disputed and the statute of limitations has terminated the obligation.

Management does not expect inflation or changing prices to have any effect on the Company's financial condition.










                                     -10-
_____________________________________________________________________

                                TRIANGLE, INC.

                         PART II - OTHER INFORMATION



ITEM 1.  LEGAL PROCEEDINGS.
         -----------------

         NONE.

ITEM 2.  CHANGES IN SECURITIES
         ---------------------

         NONE.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
         -------------------------------

         NONE.

ITEM 4.  SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS.
         --------------------------------------------------

         NONE.

ITEM 5.  OTHER INFORMATION.
         -----------------

         NONE.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

         NONE.
















                                     -11-
_____________________________________________________________________

                                  SIGNATURES






Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                  TRIANGLE, INC.


Date:  September 10, 1996      By: /s/ ROBERT ELLIS, PRESIDENT
                                  --------------------------------
                                    Robert Ellis, President