Form 10-Q
period 1996-09-30
TRIANGLE INC
filed 1996-11-14
CIK 832810

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                                  FORM 10-Q
           X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
       ---------      OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended September 30, 1996

                                      OR

              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
       ---------     OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from       to
                                            ------   ------

                       Commission file number 33-25253


                                TRIANGLE, INC.
             ----------------------------------------------------
             Exact Name of Registrant as Specified in its Charter

        Colorado                                             93-0969365
------------------------------                     ---------------------------
State or Other Jurisdiction of                     IRS Employer Identification
Incorporation or Organization                                  Number

         830 Northeast Loop 410, Suite 305B, San Antonio, TX   78209
        -------------------------------------------------------------
        (Address of principal executive offices)            (Zip Code)

                               (210) 821-5577
             -------------------------------------------------
             Registrant's Telephone Number, Including Area Code

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

                           Yes    X        No
                               -------        -------

     The number of shares outstanding of each of the issuer's classes of common shares, as of the latest practicable date:

         No Par Value              Outstanding at October 31, 1996
         Common Shares                    57,008,590 shares
      -------------------              ----------------------
      Class of Securities              Outstanding Securities

                                TRIANGLE, INC.
                        (A Development Stage Company)




                                    INDEX




                                                               Page
                                                               ----

Part I.  FINANCIAL INFORMATION

    Item 1.   Financial Statements

              Condensed Balance Sheets
                September 30, 1996, and December 31,
                1995                                             1

              Condensed Statements of Operations
                for the period from December 8, 1981
                (inception), to September 30, 1996,
                the three months ended September 30,
                1996 and 1995, and the nine months
                ended September 30, 1996 and 1995                2

              Statement of Stockholders' Equity
                (Deficit) for the period from
                December 8, 1981 (inception), to
                September 30, 1996                             3 - 7

              Condensed Statements of Cash Flows
                for the period from December 8, 1981
                (inception), to September 30, 1996,
                and the nine months ended September 30,
                1996 and 1995                                    8

              Notes to Condensed Financial Statements            9

    Item 2.   Management's Discussion and Analysis of
                Financial Condition and Results of
                Operations                                       10

Part II. OTHER INFORMATION                                       11

                                TRIANGLE, INC.
                        (A Development Stage Company)
                           CONDENSED BALANCE SHEETS
                                 (Unaudited)



                                      September 30,        December 31,
                                          1996                 1995
                                          ----                 ----

                                    ASSETS
                                    ------
Current assets:
  Cash                                $       (4)         $      136
                                      ==========          ==========


                    LIABILITIES AND STOCKHOLDERS' DEFICIT
                    -------------------------------------


Current liabilities:
  Accounts payable                    $    4,106          $   10,840
                                      ----------          ----------

Stockholders deficit:
  Preferred stock                           -                   -
  Common stock                           216,949             213,324
  Deficit accumulated during
  development stage                     (221,059)           (224,028)
                                      ----------          ----------
                                          (4,110)            (10,704)
                                      ----------          ----------
                                      $       (4)         $      136
                                      ==========          ==========












Note: The balance sheet at December 31, 1995 has been taken from the audited financial statements at that date and condensed.

                                TRIANGLE, INC.
                        (A Development Stage Company)
                      CONDENSED STATEMENTS OF OPERATIONS
                                 (Unaudited)


                                                                          December 8,
                                                                             1981
                                                                         (Inception)
                          Three Months Ended       Nine Months Ended          to
                            September 30,           September 30,        September 30,
                          -----------------       ------------------
                           1996        1995        1996         1995         1996
                           ----        ----        ----         ----         ----
Interest income         $    -       $    -      $    -       $    -       $   3,230
                        ---------    ---------   ---------    ---------    ---------

Operating expenses:
  Legal and accounting       -           4,154       2,975        5,396       55,013
  Filing fees                -            -          1,448         -           8,309
  Public relations           -            -           -            -          14,414
  Other                        34          229      (7,392)         652       27,443
                        ---------    ---------   ---------    ---------    ---------
                               34        4,383      (2,969)       6,048      105,179
                        ---------    ---------   ---------    ---------    ---------

                              (34)      (4,383)      2,969       (6,048)    (101,949)

Writeoff of advances/
  recision of merger         -            -           -            -        (119,110)
                        ---------    ---------   ---------    ---------    ---------
Net income/(loss)       $     (34)   $  (4,383)  $   2,969    $  (6,048)   $(221,059)
                        =========    =========   =========    =========    =========

Net income/(loss) per
  share                     (a)          (a)         (a)          (a)
                        =========    =========   =========    =========

Weighted average
  number of shares
  outstanding          57,004,693   56,392,257  56,939,235   56,231,758
                       ==========   ==========  ==========   ==========


(a) Less than $.01 per
    share

                                TRIANGLE, INC.
                        (A Development Stage Company)
                 STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                 For the Period December 8, 1981 (Inception)
                            To September 30, 1996
                                 (Unaudited)

                                                           Class B            Deficit
                                Common Stock             Common Stock       Accumulated
                            --------------------      -------------------      During
                            Number of                 Number of             Development
                             Shares       Amount       Shares      Amount      Stage
                             ------       ------       ------      ------      -----
Balance at inception
 December 8, 1981                -      $    -          -       $    -      $    -

Issuance of stock to
 officers and
 directors March,
 1988:
  for cash ($.003
   per share)               2,118,640       6,355       -            -           -

Issuance of stock
 March, 1988:
  for cash ($.003
   per share)               2,881,360       8,645        -           -           -

Net loss for the
 year ended December
 31, 1988                        -           -           -           -         (7,179)
                            ---------   ---------   ---------   ---------   ---------
Balances, December
 31, 1988                   5,000,000      15,000        -           -         (7,179)

Issuance of stock in
 public offering, net
 of expenses of
 $71,435                   20,316,000     131,725        -           -           -

Issuance of stock to
 underwriter                  677,200         100        -           -           -

Issuance of stock to
 affiliated entities             -           -      1,000,000      10,000        -

Conversion of stock        15,000,000      10,000  (1,000,000)    (10,000)       -

Shares not returned
 in merger reversal        10,000,000        -           -           -           -

                                     -3-

                                TRIANGLE, INC.
                        (A Development Stage Company)
           STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT) (Continued)
                 For the Period December 8, 1981 (Inception)
                            To September 30, 1996
                                 (Unaudited)

                                                           Class B            Deficit
                              Common Stock               Common Stock       Accumulated
                           ---------------------      -------------------      During
                           Number of                  Number of             Development
                             Shares       Amount       Shares      Amount      Stage
                             ------       ------       ------      ------      -----
Net loss for the year
 ended December 31,
 1989                            -           -           -           -       (154,955)
                            ---------   ---------   ---------   ---------   ---------

Balances, December
 31, 1989                  50,993,200     156,825        -           -       (162,134)

Net loss for the year
 ended December 31,
 1990                            -           -           -           -         (4,622)
                            ---------   ---------   ---------   ---------   ---------
Balances, December
 31, 1990                  50,993,200     156,825        -           -       (166,756)

Net loss for the year
 ended December 31,
 1991                            -           -           -           -           (330)
                            ---------   ---------   ---------   ---------   ---------

Balances, December
 31, 1991                  50,993,200     156,825        -           -       (167,086)

Issuance of stock
 to officers and
 directors, for
 cash, June, 1992,
 ($.01 per share)             731,910       7,319        -           -           -

Net loss for the
 year ended
 December 31, 1992               -           -           -           -        (10,929)
                            ---------   ---------   ---------   ---------   ---------
Balances, December
 31, 1992                  51,725,110     164,144        -           -       (178,015)


                                TRIANGLE, INC.
                        (A Development Stage Company)
           STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT) (Continued)
                 For the Period December 8, 1981 (Inception)
                            To September 30, 1996
                                 (Unaudited)


                                                           Class B            Deficit
                               Common Stock              Common Stock       Accumulated
                            --------------------      ------------------       During
                            Number of                 Number of             Development
                             Shares       Amount       Shares     Amount       Stage
                             ------       ------       ------     ------       -----
Issuance of stock
 to officers and
 directors, for
 cash, during 1993
 ($.01 per share)           1,375,000      13,750        -           -           -
                            ---------   ---------   ---------   ---------   ---------
Issuance of stock
 for cash, April,
 1993
 ($.01 per share)              90,480         905        -          -            -

Issuance of stock
 for officer
 compensation,
 November, 1993
 ($.01 per share)           2,500,000      25,000        -          -            -

Net (loss) for the
 year ended December
 31, 1993                        -           -           -          -         (33,944)
                            ---------   ---------   ---------   ---------   ---------
Balances, December
 31, 1993                  55,690,590     203,799        -          -        (211,959)

Issuance of stock
 to an officer/
 director and a
 shareholder for
 cash, November,
 1994 ($.01 per
 share)                      230,000        2,300        -          -            -

Issuance of stock
 to officer for
 reimbursement of
 expenses, November,
 1994 ($.01 per
 share)                      142,500        1,425        -          -            -


                                TRIANGLE, INC.
                        (A Development Stage Company)
           STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT) (Continued)
                 For the Period December 8, 1981 (Inception)
                            To September 30, 1996
                                 (Unaudited)


                                                           Class B            Deficit
                               Common Stock              Common Stock       Accumulated
                            --------------------      -------------------      During
                            Number of                 Number of             Development
                             Shares       Amount       Shares      Amount      Stage
                             ------       ------       ------      ------      -----
Net (loss) for the
 year ended December
 31, 1994                        -           -           -           -         (5,216)
                            ---------   ---------   ---------   ---------   ---------

Balances, December
 31, 1994                  56,063,090     207,524        -           -       (217,175)

Issuance of stock
 to officer for
 cash, January, 1995,
 ($.01 per share)              20,000         200        -           -           -

Issuance of stock
 to officer for
 cash, May, 1995,
 ($.01 per share)             200,000       2,000        -           -           -

Issuance of stock
 to officer for
 cash, August, 1995
 ($.01 per share)              60,000         600        -           -           -

Issuance of stock
 to officer for
 cash, September, 1995        300,000       3,000        -           -           -
 ($.01 per share)

Net (loss) for the
 year ended December
 31, 1995                        -           -           -           -         (6,853)
                            ---------   ---------   ---------   ---------   ---------
Balances, December
 31, 1995                  56,643,090     213,324        -           -       (224,028)

Issuance of stock
 to officer for
 cash, January, 1996          100,000       1,000        -           -           -
 ($.01 per share)


                                TRIANGLE, INC.
                        (A Development Stage Company)
           STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT) (Concluded)
                 For the Period December 8, 1981 (Inception)
                            To September 30, 1996
                                 (Unaudited)


                                                          Class B             Deficit
                               Common Stock             Common Stock        Accumulated
                            --------------------      ------------------       During
                            Number of                 Number of             Development
                             Shares       Amount       Shares     Amount       Stage
                             ------       ------       ------     ------       -----
Issuance of stock
 to officer for
 cash, February, 1996        260,000       2,600        -           -            -
 ($.01 per share)

Issuance of stock
 to officer for
 cash, August, 1996            2,500          25        -           -            -
 ($.01 per share)

Net income for the
 nine months ended
 September 30, 1996             -           -           -           -          2,969
                           ---------   ---------   ---------   ---------   ---------

Balance, September 30,
 1996                     57,005,590   $ 216,949        -      $    -      $(221,059)
                           =========   =========   =========   =========   =========


                                TRIANGLE, INC.
                        (A Development Stage Company)
                      CONDENSED STATEMENTS OF CASH FLOWS
                                 (Unaudited)


                                                               December 8,
                                                                   1981
                                                               (Inception)
                                   Nine Months Ended               to
                                     September 30,            September 30,
                                  ------------------          -------------
                                  1996          1995              1996
                                  ----          ----              ----
Cash flows from operating
 activities:
  Net income/(loss)            $   2,969     $  (6,048)       $ (221,059)
  Adjustments to reconcile
   net (loss) to net cash
   used by operating
   activities:
    Amortization                    -             -                  750
    Stock issued for services       -             -               26,425
  Change in assets and
   liabilities:
    (Decrease) in accounts
     payable                      (6,734)          782             4,106
                               ---------     ---------         ---------

    Net cash used by
     operating activities         (3,765)       (5,266)         (189,778)
                               ---------     ---------         ---------

Cash flows from investing
 activities:
  Organization costs                -             -                (750)
                               ---------     ---------        ---------

Cash flows from financing
 activities:
  Proceeds from issuance
   of common stock                 3,625         5,825          251,959
  Proceeds from issuance
   of Class B common
   stock                            -             -              10,000
  Deferred offering costs           -             -             (71,435)
                               ---------     ---------        ---------

    Net cash provided by
     financing activities          3,625         5,825          190,524
                               ---------     ---------        ---------


Net increase (decrease) in
 cash                               (140)          559               (4)

Cash, beginning of period            136           116             -
                               ---------     ---------        ---------


Cash, end of period            $      (4)    $     675        $      (4)
                               =========     =========        =========

                                TRIANGLE, INC.
                        (A Development Stage Company)
                   NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 (Unaudited)





1.  CONDENSED FINANCIAL STATEMENTS
    ------------------------------

    The condensed balance sheet as of September 30, 1996, the condensed statements of operations for the three months ended September 30, 1996 and 1995, the nine months ended September 30, 1996 and 1995, and the period December 8, 1981 (inception), to September 30, 1996, and cash flows for the nine months ended September 30, 1996, and the period December 8, 1991 (inception), to September 30, 1996, have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 1996, and for all periods presented have been made.

    Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the December 31, 1995, financial statements and notes thereto included in the Company's Form 10-K. The results of operations for the periods ended September 30, 1996 and 1995, are not necessarily indicative of the operating results for the full year.

                                TRIANGLE, INC.
                        (A Development Stage Company)
              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS




Liquidity and Capital Resources
-------------------------------

The Company had a cash deficit of $4 and no working capital at September 30, 1996, and cash of $136 and no working capital at December 31, 1995.

Results of Operations
---------------------

For the period from December 8, 1981 (inception), to March of 1988, the Company was inactive. The Company is in the development stage and its activities through September 30, 1996, consisted primarily of efforts to complete the public offering and pursue a merger.

The Company's limited expenditures consist of minimal operating expenses. Management expects the Company will continue to incur small losses until such time as a merger or acquisition is completed. The net income for the nine months ended September 30, 1996, was the result of a writeoff of some previously accrued expenses that were disputed and the statute of limitations has terminated the obligation.

Management does not expect inflation or changing prices to have any effect on the Company's financial condition.

                                TRIANGLE, INC.

                         PART II - OTHER INFORMATION



ITEM 1.  LEGAL PROCEEDINGS.
         ------------------

         NONE.

ITEM 2.  CHANGES IN SECURITIES
         ---------------------

         NONE.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
         -------------------------------

         NONE.

ITEM 4.  SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS.
         ---------------------------------------------------

         NONE.

ITEM 5.  OTHER INFORMATION.
         ------------------

         NONE.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

         NONE.

                                  SIGNATURES






Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                       TRIANGLE, INC.


Date: November 14, 1996                By: /s/ ROBERT ELLIS, PRESIDENT
                                          -------------------------------
                                          Robert Ellis, President