Form 10KSB
period 1996-12-31
PETHEALTH SYSTEMS INC
filed 1997-04-11
CIK 832810

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549

                          FORM 10-KSB

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required]. For the fiscal year ended December 31, 1996 or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]

For the transition period from                 to

Commission file number 000-22151

          PetHealth Systems, Inc. (f/k/a Triangle, Inc.)
      (Exact Name of Registrant as Specified in its Charter)

     Colorado                                93-0969365
(State or other jurisdiction of            (IRS Employer Ident. No)
incorporation or organization)

     444 Madison Ave., Suite 1710
     New York, New York                        10022
    (Address/principal executive offices)    (Zip Code)

Issuer's Telephone Number: (212) 750-7878

Securities registered pursuant to Section 12(b) of the Act:None

Securities registered pursuant to Section 12(g) of the Act:
                 Common Stock, without par value
                         (Title of Class)

     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the
issuer was required to file such reports): Yes X  No   ; and (2)
has been subject to such filing requirements for the past 90 days:
Yes    No X .

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB: [ X ].

     State issuer's revenues for its most recent year ended
December 31, 1996: $ -0-.

     State the aggregate market value of the 585,030 shares of voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as reported by the Electronic Bulletin Board of the NASD for the prior week: $1,170,060 as of March 31, 1997, based on the prior week average bid and ask prices.

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
3,285,030 shares of Common Stock, as of March 31, 1997.

               Documents Incorporated by Reference

     If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act"). The listed documents should be clearly described for identification purposes. None.

     Transitional Small Business Disclosure Format: Yes X No

                              PART I

Item 1. Description of Business

     Corporate History Through December 31, 1996.

     The Company (or "registrant") was organized as a Colorado corporation on December 8, 1981 under the name Triangle, Inc. for the purpose of evaluating, structuring and completing a merger with or acquisition of, prospects consisting of private companies, partnerships or sole proprietorships. In 1989, the registrant closed a public offering of 20,316 units for gross proceeds of $203,160; each unit contained 1,000 shares of Common Stock and 1,000 Class A and 1,000 Class B Warrants to Purchase Common Stock (the Warrants expired in 1991). The registrant was funded as a "blank check" company.

     By December 31, 1991 the registrant had spent most of the proceeds of the public offering on general and administrative expenses, and in an unsuccessful merger transaction with Enterprise Car Rental. Ltd., a British Columbia corporation, the contract for which transaction was signed in 1989. After the merger had been closed, the registrant advanced $120,000 to Enterprise to pay debts expenses, and in an unsuccessful merger transaction with Enterprise Car Rental and other obligations. When the merger was canceled, Enterprise gave the registrant a promissory note for $150,000 to pay back the advanced funds and to pay the registrant's expenses which had been incurred in the transaction, however, the note subsequently was written off as uncollectible.

     During fiscal years 1992 through 1995 the registrant's general and administrative expenses were funded with proceeds of the purchase of restricted shares of Common Stock by the principal shareholders of the registrant. During such years, the registrant was inactive except for its continued unsuccessful search for business opportunities.

     As of November 29, 1996 the registrant signed a letter of intent for the acquisition by the registrant of PetCare, Inc. ("PetCare"), a Delaware corporation organized in November, 1996. Such acquisition was closed after December 31, 1996. See below.




     Acquisition of PetCare, Inc. Subsequent to December 31, 1996.

     Pursuant to the Agreement and Plan of Share Exchange
("Exchange Agreement") between the registrant and PetCare, Inc. entered into subsequent to December 31, 1996, the registrant acquired all the outstanding shares of Common Stock of PetCare, Inc. from its shareholders effective as of February 10, 1997, in exchange for 3,000,000 restricted shares of Common Stock of the registrant issued to such individuals. See Part III, Item 11 "Security Ownership of Certain Beneficial Owners and Management" and
Item 12 "Certain Relationships and Related Transactions" of this
Report.

     In addition, the following occurred in connection with the closing of the Exchange Agreement: the three directors of the registrant (as of February 7, 1996) elected the directors of PetCare, Inc. to the board of directors of the registrant, and the three directors resigned (see Part III, Item 9 "Directors, Executive Officers, Promoters and Control Persons; Compliance with
Section 16(a) of the Exchange Act"); the name of the registrant was changed to PetHealth Systems, Inc.; and (effective as of February 24, 1997) the outstanding shares of Common Stock of the registrant were subjected to a 1 for 200 reverse stock split. Except as otherwise noted, all share and per share information in this Report reflects the reverse stock split. As of the date of this Report, there are issued and outstanding 3,285,030 shares of Common Stock of the registrant.

     Registration under Section 12(g).

     From 1989 through December 31, 1996 the registrant filed periodic reports with the Securities and Exchange Commission ("Commission") pursuant to Section 15(d) of the Securities Exchange Act of 1934 ("Exchange Act"). During such period of time, the registrant had no class of securities registered with the Securities and Exchange Commission pursuant to Section 12 of the Exchange Act.

     Effective February 14, 1997, the registrant's Common Stock was registered with the Commission pursuant to Section 12(g) of the Exchange Act. Pursuant to such registration, the registrant is required to file periodic and other reports as required by Section 13 of the Exchange Act, and persons acquiring 5% or more of the outstanding shares of Common Stock of the registrant are required to file with the Commission a statement concerning such acquisition of shares. In addition, the registrant is subject to the proxy and information statement solicitation and distribution provisions of
Section 14 of the Exchange Act. Section 16(a) of the Exchange Act requires the directors, executive officers, and significant shareholders of the registrant, to file with the Commission certain reports concerning their ownership of the registrant's securities (See Part III, Item 9 below).

     Business of the Registrant (Subsequent to December 31, 1996).

     For information on the business of the registrant prior to December 31, 1996, see paragraph (a) above.

     As a result of the closing of the Exchange Agreement, the business of the registrant as of the date of this Report is to purchase and operate companion pet veterinary hospital practices which meet certain financial criteria and demographic profiles for growth. The principal founders of PetCare, Inc. (and as of the date of this Report, the officers, and two of the directors and significant shareholders of the registrant) are Ted A. Sprinkle, Jr., DVM, and Kenneth J. Rotondo, DVM (see Part III, Item 9).

     The registrant initially intends to acquire existing veterinary practices which are located in the northeastern United
States. There are currently over 39,000 licensed veterinarians providing health care to companion animal pets; these veterinarians represent approximately 16,000 veterinary practices, which are conducted in facilities traditionally called "hospitals." Each hospital is typically a sole proprietorship comprised of an owner-operator and one employed veterinary associate. The practice is usually staffed by non-medical personnel. Typically, there is no formal training program.

     The operating model for the registrant is a veterinary hospital located in upstate New York, which was developed and is operated by Dr. Rotondo, an officer and director of the registrant, which hospital currently is proposed to be acquired by the registrant. In conjunction with this operating hospital, a training facility will be set up by the registrant, at which continuing education will be provided for non-professional and professional employees.

    As with many industries and professions in the 1990s, the successful veterinary practices have attracted and retained clients by providing quality care, expanding services, making services and hours more convenient, offering alternative methods of payment, and training the staff to improve customer service in a caring and professional manner.

    Corporate consolidation of veterinary practices began in the early 1990s; such form of ownership currently holds fewer than 600 hospitals, excluding multi-hospital practices in large metropolitan areas which usually are structured as professional corporations.

    The hospitals to be sought by the registrant for acquisition generally are expected to show gross revenues of at least $700,000 and a financial history which is indicative of profitability and revenue growth. Following each acquisition, the appearance and operations of these hospitals will be changed and streamlined by the registrant into centralized corporate functions in order to realize operating efficiencies compared to historical operations. These and other business enhancements are intended to enable the veterinarian to focus on the practice of medicine and provide quality animal care, while improving operating margins and net profits for the hospitals.

    At the time of acquisition, management will make a determination as to whether to lease or purchase the real estate associated with the hospital.

    As of the date of this Report, the registrant has reached agreements in principle to acquire two companion pet veterinary hospitals in New York; one is owned by Dr. Rotondo, an officer and director of the registrant. Although management of the registrant believes such hospitals will be acquired in the second quarter of 1997, none of these acquisitions should be deemed probable as of the date of this Report. See "-Agreements to Acquire Two Hospitals";
Part III, Item 12 "Certain Relationships and Related Transactions"; and Part II, Item 6 "Management's Discussion and Analysis or Plan of Operation."

    Agreements to Acquire Two Hospitals. In December 1996,
PetCare, Inc. entered into separate letters of intent to acquire two veterinary hospitals for cash, notes and shares of Common Stock or other securities of PetCare, Inc., in amounts and on terms to be finalized between the parties after the date of filing of this report. As a result of the closing of the Exchange Agreement, such acquisitions would be conducted by the registrant. There is no assurance either hospital will in fact be acquired. Further, unless the parties agree to final terms, and the registrant has sufficient funds to close the cash portion of either transaction, neither of the proposed acquisitions should be deemed probable. The proposed acquisitions are:

    Animal Health Center. Animal Health Center ("AHC") is located in a semi-rural and suburban area at 1656 Route 9, Clifton Park, New York. AHC, which started operations in 1989, is owned by Dr. Kenneth J. Rotondo, an officer, director and principal shareholder of the registrant. The facilities include .8 acres of land owned by AHC, one building covering 8,300 square feet of space, and equipment. AHC is a full service companion pet veterinary hospital, providing routine and emergency medical care (including the full range of surgical procedures), animal boarding and animal training.
    AHC employs 17 people, including two veterinarians. AHC also provides on site training to students of veterinary medicine (primarily at Cornell University).

    The AHC facility was acquired by Dr. Rotondo in 1994. The original building was demolished in 1995 and has since been replaced with the current 8,300 square feet facility, including new equipment and furnishings.

    Saratoga Veterinary Hospital. Saratoga Veterinary Hospital ("SVH") is located in a suburban area, Box 373, Route 9, Saratoga Springs, New York. SVH commenced operations in 1973; the owner is not affiliated with the registrant or any affiliate of the registrant. SVH's facilities are located on 35 acres of land owned by SVH, including one building covering 5,000 square feet, and equipment. SVH is a full service companion pet veterinary hospital, providing routine and emergency medical care (including surgical procedures), animal boarding, and grooming. SVH employs 15 people, including 3 veterinarians.

Competition

    Veterinary Centers of America, Inc. ("VCA") was founded in 1986 for the purpose of acquiring full-service veterinary hospitals. VCA is a public company. One of the company's initial purchases was the large and prestigious West Los Angeles Animal Hospital. Most of VCA's early acquisitions also were in southern California. The company now owns and operates approximately 175 hospitals in at least ten states. In addition, VCA acquired a number of veterinary clinical labs. VCA also owns and operates diagnostic laboratories and distributes pet food and other supplies through its hospitals. VCA operates in Southern California, the Midwest, the Mid-Atlantic states, and Florida.

    Due to its current focus of acquisitions in the northeastern United States, the registrant does not presently compete with VCA. VCA is a much larger and well financed company than the registrant, such that the registrant might be at a disadvantage if it were to compete with VCA in acquiring hospitals.

    Another potential competitor is VetsMart, a division of PetsMart, which is the only full service veterinary hospital currently in existence within a superstore environment. However, since VetsMart is relatively new (1994), its overall impact on the market is not yet clear.

    With the exception of VCA, there is no other corporation or entity currently known to the registrant to be pursuing acquisitions of veterinary practices on a similar scale or in a similar model as the registrant. There are numerous entrepreneurial veterinarians who are establishing their own networks of owned and operated practices. Some are in closely defined market areas while others have operations in multiple states. On a local level, the registrant will compete with locally owned and operated veterinary hospitals.

Facilities and Employees

    The registrant presently is provided administrative support services by and shares office space with Ameristar Group Incorporated, a private corporation of which Joseph J. Messina and Martin I. Saposnick are directors. See Item 12. Subsequent to the date of this Report, and subject to the registrant having funds available, the registrant intends to lease corporate headquarters facilities in Fairfield County, Connecticut, initially consisting of approximately 3,000 square feet. This facility will contain offices for corporate management, veterinary operations, human resources, accounting, administration and management information systems.

    As of the date of this Report, the registrant employs two officers.

Item 2.  Description of Property.

    See above.

Item 3.  Legal Proceedings.

    To the knowledge of the registrant, there is no litigation pending or threatened against the registrant, or its officers and directors in their capacities as such, nor are there any legal or administrative proceedings to which the registrant or its officers and directors, as such, are a party.

Item 4.  Submission of Matters to a Vote of Security Holders.

    (a) The registrant called a special shareholders' meeting on February 7, 1997. No proxies were solicited for and no information statement was distributed in connection with such meeting. The record date for the meeting was January 24, 1996.

    (b)  Not applicable.

    (c) At the meeting, shareholders voted in favor of the following proposals:

         1. A proposed amendment to the Articles of Incorporation to change the name of the registrant to "PetHealth Systems, Inc."

         2. A 1-for-200 reverse split of the outstanding shares of Common Stock of the registrant, such that the 57,006,090 shares of Common Stock then issued and outstanding would become 285,030 shares of Common Stock.

    (Proposals 1 and 2 were proposed in connection with and as contemplated by the Exchange Agreement with PetCare, Inc.)

         3. The adoption of the "1997 Stock Award Program" and the reservation thereunder of 300,000 shares of Common Stock (after the reverse stock split is in effect) for issuance to employees and consultants for services to be rendered in the future. The number of shares to be issued would in any instance be based on the value of services rendered to the registrant, as determined by the board of directors, and the market price of the Common Stock on the date the shares are granted.

         4. The readoption of the 1988 Incentive Stock Option Plan ("ISOP") of the registrant as the "1997 Incentive Stock Option Plan" with any qualified option to be granted thereunder to have a term not to exceed 10 years from approval of such ISOP by the shareholders, with the ISOP expiring on such tenth anniversary.

         5. The relocation of the legal domicile of the registrant from Colorado to Delaware, without material change to the provisions of the Articles of Incorporation of the registrant. Implementation of such relocation of legal domicile would be through further action of the board of directors and the filing of Articles of Incorporation and Articles of Merger in the State of Delaware, and other corporate filings in the State of Colorado, however, the board of directors would not be required to implement such relocation and will have the authority to abandon such relocation in their sole discretion.

    (d)  Not applicable.

                             PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.

(a)  Market information.

     The registrant's Common Stock was not publicly traded during the two fiscal years ended December 31, 1996 except for 232,000 shares (before the 1 for 200 reverse split) at $.05 per share, prior to the registrant's transaction with PetCare, Inc. Since December 31, 1996, the registrant's Common Stock has been quoted under the symbol " PHSI " on the NASD's Electronic Bulletin Board. However, there have been few shares traded. The current price quotation as of this report date is $1.50 bid and $2.50 asked.

(b)   Holders.

     At March 21, 1997, there were approximately 80 shareholders of record of the registrant's Common Stock.

(c)  Dividends.

     The registrant has not paid any cash dividends with respect to its Common Stock. There are no contractual restrictions on the registrant's present or future ability to pay cash dividends, however, the registrant intends to retain any earnings in the near future for operations.

(d)  Recent Sales of Unregistered Securities.

     During the three years ended December 31, 1996, the registrant has sold shares of Common Stock without registration under the Securities Act of 1933, as follows:

     A total of 6,575 shares (after application of the 1 for 200 reverse stock split in 1997) were sold in 9 separate transactions with officers and directors of the registrant, for total cash proceeds to the registrant of $13,150 ($2.01 per share). Such proceeds were used to pay general and administrative costs.

     Subsequent to December 31, 1996, in February 1997, the registrant issued 3,000,000 shares to the shareholders of PetCare, Inc. in exchange for the 3,000,000 (100%) shares of Common Stock of that company held by such persons.

     No underwriters were involved in the foregoing transactions.
None of the securities were offered publicly.

     In connection with the foregoing transactions, the registrant relied upon the exemption from the Section 5 registration requirements of the Securities Act of 1933, provided by Section 4(2) thereof. Each person who acquired such shares either was an officer and director of the registrant (with respect to the transaction up until the closing of the Exchange Agreement), or represented to the registrant in connection with the shares acquired under the Exchange Agreement that he was experienced in financial and investment matters, that he had reviewed all filings made by the registrant pursuant to Section 15(d) of the Securities Exchange Act of 1934 prior to closing of the Exchange Agreement, and that he was acquiring such shares for investment purposes under Rule 144 of the Securities Act of 1933.

Item 6.  Management's Discussion and Analysis or Plan of Operation.

     The following table sets forth certain selected financial data with respect to the registrant, and is qualified in its entirety by reference to the financial statements and notes thereto filed herewith:

                 Fiscal Years Ending December 31,
               1996      1995      1994      1993      1992


Total Assets   $ -0-     $   136   $   116   $   123   $ 1,672
Short-Term
Obligations    $4,307    $10,840   $ 9,767   $ 8,283   $15,543
Net Sales      $ -0-     $ -0-     $ -0-     $ -0-     $ -0-
Net Income
(Loss)         $2,767    $(6,853)  $(5,216)  $(33,944) $(10,929)
Net Income
(Loss) per
Common Share   $ (a)     $ (a)     $ (a)     $ (a)     $ (a)
Dividends per
Common Share   $ -0-     $ -0-     $ -0-     $ -0-     $ -0-

(a)  Less than $0.01 per share.


Plan of Operation

     For the 12 months ending December 31, 1997 the registrant will require at least $1,200,000 of financing to implement its business plan, including an estimated $400,000 to purchase two veterinary practices, $500,000 for general and administrative expense; $250,000 for design and implementation of management systems; and $50,000 to repay short-term debt expected to be incurred (see below). Significant amounts of funding in addition to such $1,200,000 would be required if the registrant is to acquire veterinary practices in addition to the two for which letters of intent are in place as of the date of this report.

     As of the date of this report, the registrant has limited funds with which to meet the foregoing cash requirements. General and administrative expenses up to the date of this report have been funded by advances from Ameristar Capital Corporation, a private corporation affiliated with Joseph J. Messina and Martin I. Saposnick, officers and directors of the registrant.

     The registrant has received approximately $75,000 in private equity financing in the first quarter of 1997, and will seek additional such funding in the second quarter of 1997 to meet cash requirements. There is no assurance the financing efforts will be successful.

     No product research or product development work is planned for fiscal 1997.

     Improved real estate and hospital equipment will be acquired by the registrant as veterinary hospitals are acquired, however, the value of such assets cannot be estimated until signed contracts are in place for such acquisitions and audited financial statements for the targeted hospitals have been provided to the registrant.

     The number of employees will increase from the current level (two as of the date of this report) as the registrant implements its business plan. The number expected to be employed by December 31, 1997 cannot be predicted with certainty, but subject to receipt of financing for its business plan, the registrant expects to employ from 10 to 18 people by fiscal year end, depending on whether more than two hospitals are acquired.

Liquidity and Capital Resources

     As of December 31, 1996 the registrant's current liabilities exceeded current assets by $4,387. For such year, the registrant recognized a net loss of $2,767 on $ -0- revenues, and $7,455 of income recognized from the forgiveness of debt, compared to a net loss of $6,853 for fiscal 1995. There were no revenues and no income recognition in 1995. Expenses in 1996 and 1995 were comprised of general and administrative costs associated with audit, legal and SEC reporting obligations; such costs were funded with proceeds of the registrant's sales of shares of Common Stock to officers and directors. See Part II, Item 5 "Recent Sales of Unregistered Securities."

     By the end of fiscal 1996, the registrant had negotiated a letter of intent for the acquisition of PetCare, Inc., which transaction closed after December 31, 1996. Operations for fiscal 1996 and thereafter will require substantial new financing. See "Plan of Operation."

Results of Operations

     For the two years ended December 31, 1996 the registrant was engaged in no active business. Activities were limited to looking at various business opportunities for possible acquisition by the registrant, and paying the costs incident to periodic reporting to the Commission, and audit and legal fees associated therewith.

Forward Looking Statements

     This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934 and are subject to the safe harbors created thereby. These forward-looking statements include the plans and objectives of management for future operations, including plans and objectives relating to the acquisition of veterinary hospitals and the overall implementation of the business plan resulting from the acquisition of PetCare, Inc. Although the registrant believes that the assumption underlying the forward-looking statements is reasonable, i.e. that the registrant can raise the funds necessary to implement the business plan, such assumption could prove inaccurate. In light of the significant uncertainties inherent in the forward-looking information included herein, the inclusion of such information should not be regarded as a representation by the registrant or its affiliates that the objectives or plans of the registrant will be achieved.

Item 7.  Financial Statements.

     Financial statements of the registrant, as of December 31, 1996 and for the two years then ended, are included in this report and incorporated herein by reference.

Item 8.   Changes In and Disagreements With Accountants on
          Accounting and Financial Disclosure.

     There were no changes in or disagreements with accountants on accounting and financial disclosure matters in fiscal 1995 or 1996.

     Subsequent to December 31, 1996, the registrant dismissed the independent accounting firm which had audited the financial statements of the registrant for prior years. Such dismissal was approved by the registrant's board of directors. There had been no disagreements with the former accounting firm (Schmidt + Associates, P.C.) on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure. The prior firm's audit reports had stated that the financial statements had been prepared with the assumption that the registrant would continue as a going concern.

     In March 1997, the registrant engaged a separate independent accounting firm (Janet Loss, CPA) to audit and report upon the financial statements of the registrant for fiscal 1996.

     On March 25, 1997, the registrant filed a Current Report on
Form 8-K concerning the change in accounting firms.



                        TRIANGLE, INC.

                  (A DEVELOPMENT STAGE COMPANY)


                  Index to Financial Statements



Independent Auditor's Report . . . . . . . . . . . . . . . .F-13

Financial Statements:

     Balance Sheets. . . . . . . . . . . . . . . . . . . . .F-14

     Statements of Operations. . . . . . . . . . . . . . . .F-15

     Statements of Stockholders' Equity (Deficit). . . . . .F-16

     Statements of Cash Flows. . . . . . . . . . . . . . . .F-17

     Notes to Financial Statements . . . . . . . . .F-18 to F-20

                     Janet Loss, C.P.A., P.C.
                   Certified Public Accountant
               9101 East Kenyon Avenue, Suite 2000
                      Denver, Colorado 80237



Board of Directors
Triangle, Inc.
(A Development Stage Company)

I have audited the accompanying balance sheets of Triangle, Inc. (a development stage company)as of December 31, 1996 and 1995, and the related statements of operations, shareholders' equity (deficit) and cash flows for the years ended December 31, 1996 and 1995. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted my audits in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Triangle, Inc. (a development stage company) as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years ended December 31, 1996 and 1995.



/s/ Janet Loss, C.P.A.
Janet Loss, C.P.A., P.C.

April 2, 1997

                            TRIANGLE, INC.

                    (A DEVELOPMENT STAGE COMPANY)

                            BALANCE SHEETS

                      December 31, 1996 and 1995


                                            1996          1995

                                ASSETS

CURRENT ASSETS:
     Cash in checking                   $         0    $      136

     TOTAL ASSETS                       $         0    $      136


            LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT  LIABILITIES:
     Accounts payable                    $     4,307   $   10,840

     TOTAL LIABILITIES                         4,307        10,840

STOCKHOLDERS' (DEFICIT):
     Preferred Stock, $.10 par value,
     100,000,000 shares authorized,
     none issued                                    -           -


     Common Stock, Class A no par value,
     800,000,000 shares authorized,
     57,006,090 and 56,643,090 shares
     issued and outstanding                   216,954     213,324

     Deficit accumulated during
     development stage                       (221,261)    (224,028)

     TOTAL STOCKHOLDERS' (DEFICIT)            (4,307)     (10,704)

TOTAL LIABILITIES AND
     STOCKHOLDERS' EQUITY (DEFICIT)        $       0   $        136












The accompanying notes are an integral part of the financial statements.


                         TRIANGLE, INC.

                    (A DEVELOPMENT STAGE COMPANY)

                       STATEMENTS OF OPERATIONS

            For the Years Ended December 31, 1996 and 1995
                                 and
        From December 8, 1991 (Inception) to December 31, 1996

                                                       December
                                                  8,1991
                         Year Ended     Year Ended     (Inception) to
                         December 31,   December 31,   December 31,
                              1996         1995             1996


Revenues                  $       -     $        -     $         -

OPERATING EXPENSES:
  Legal and accounting      2,975            6,395          55,013
  Filing and transfer fees  1,649              250           8,510
  Public relations              -              -                 14,414
  Other                     64                 208               34,899

  TOTAL OPERATING EXPENSES  4,688            6,853              112,836

NET (LOSS) BEFORE
OTHER INCOME (EXPENSES)    (4,688)          (6,853)            (112,836)

OTHER INCOME AND (EXPENSES):
   Writeoff of advances
   recision of merger (Note 6)    -             -              (119,110)

   Forgiveness of debt        7,455             -                 7,455

   Interest income                -             -                 3,230

   TOTAL OTHER INCOME
     (EXPENSES)              7,455            -           (108,425)
NET INCOME (LOSS)         $  2,767      $   (6,853)    $  (221,261)

NET (LOSS) PER
     COMMON SHARE     $       *         $        *     $        *

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING  56,956,173       56,351,967

* less than $.01 net loss per share








The accompanying notes are an integral part of the financial statements.

                            TRIANGLE, INC.
                     (A DEVELOPMENT STAGE COMPANY)
               STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
            For the Years Ended December 31, 1996 and 1995
                          Common Stock
                                         Deficit
                                         Accumulated Total
                     Number              During      Stockholders'
                     of                  Development Equity
                     Shares     Amount   Stage       (Deficit)
Balance,
January 1, 1995      56,063,090 $207,524 $(217,175)  $(9,651)

Issuance of stock to
officer for cash,
January 1995
($.01 per share)         20,000      200     --          200

Issuance of stock to
officer for cash,
April 1995
($.01 per share)        200,000      2,000       --        2,000

Issuance of stock to
officer for cash,
($.01 per share)        60,000        600       --            600

Issuance of stock to
officer for cash,
September 1995
($.01 per share)       300,000    3,000        --       3,000

Net (loss) for the year
ended December 31, 1995                 --         --      (6,853)      (6,853)

Balances,
December 31, 1995    56,643,090 $213,324 $(224,028)  $(10,704)

Issuance of stock
to officer for cash,
January 1996
($.01 per share)        100,000       1,000           --       1,000

Issuance of stock to
officer for cash,
February 1996 ($.01
per share)              260,000    2,600        --      2,600

Issuance of stock to
officer for cash,
December 1996 ($.01
per share)                3,000       30         --        30

Net Income for the
year ended December
31, 1996                                --         --        2,767       2,767

Balance,
December 31, 1996    57,006,090 $216,954 $(221,261)  $(4,307)
The accompanying notes are an integral part of the financial statements.

                            TRIANGLE, INC.

                 (A DEVELOPMENT STAGE COMPANY)

                   STATEMENTS OF CASH FLOWS

            For the Years Ended December 31, 1996 and 1995

                                                               December 8,1991
                             Year Ended          Year Ended    (Inception) to
                             December 31,        December 31,  December 31,
                              1996               1995            1996


CASH FLOWS FROM OPERATING ACTIVITIES:

     Net Income (Loss)        $   2,767          $   (6,853)     $   (221,261)

     Adjustments to reconcile
     net (loss) to net cash used
     by operating activities:

        Amortization                  -                   -               750

        Stock issued for
        Services/expenses             -                   -            26,425

     Changes in operating assets
     and liabilities:

        Increase (decrease) in
        accounts payable          (6,533)             1,073             4,307


NET CASH (USED) BY
OPERATING ACTIVITIES              (3,766)            (5,780)         (189,779)

CASH FLOWS FROM INVESTING ACTIVITIES:
     Organization costs                -                  -              (750)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from issuance
     of common stock               3,630              5,800           251,964

     Proceeds from issuance
     of Class B common stock           -                  -            10,000

     Deferred offering costs           -                  -           (71,435)

NET CASH PROVIDED BY
FINANCING ACTIVITIES               3,630              5,800           190,529


NET INCREASE (DECREASE) IN CASH     (136)                20                 0

CASH, BEGINNING OF PERIOD     $      136       $        116         $       0


CASH, END OF PERIOD           $        0       $        136         $       0

The accompanying notes are an integral part of the financial statements.


                         TRIANGLE, INC.

                 (A DEVELOPMENT STAGE COMPANY)

                 NOTES TO FINANCIAL STATEMENTS


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
POLICIES

Triangle, Inc. (the Company) is a development stage organization formed under the laws of the State of Colorado on December 8, 1981. Since inception, the company has been inactive except for recent organizational and initial financing efforts. The Company's fiscal year end is December 31, and there was no activity prior to the year ended December 31, 1988.

   Accounting Method
   The Company records income and expenses on the accrual method.

    Organization Costs
   Costs incurred in organizing the Company are being amortized over a sixty-month period.

   Deferred Offering Costs
   The Company incurred costs in connection with its public offering. When the offering of the Company's stock was successful in April of 1989, these costs were charged as a reduction of the proceeds of the offering.

NOTE 2 - RELATED PARTY TRANSACTIONS

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

In 1997, the Company has received advances of monies for its operating expenses from a related company, Ameristar Group
Incorporated. The company ("Ameristar") also serves as a consultant to Pet Health Systems, Inc. (formerly Triangle, Inc.). This agreement shall be in effect until June 30, 1997, at which time the parties will determine if this agreement is to be extended or modified.

NOTE 3 - CAPITALIZATION

In December of 1981, the Company authorized 50,000 shares of no par value common stock. In March of 1988, the Company amended and restated its certificate of incorporation to authorize 800,000,000 shares of no par value common stock and 100,000,000 shares of $.10 par value preferred stock. No preferred stock is issued or outstanding as of December 31, 1996.

                            TRIANGLE, INC.

                     (A DEVELOPMENT STAGE COMPANY)

                     NOTES TO FINANCIAL STATEMENTS


NOTE 4 - INCENTIVE STOCK OPTION PLAN

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

NOTE 5 - CLASS B COMMON STOCK

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

In September of 1989, the Class B common stock was converted into common stock at a rate of fifteen shares of common stock for each share of Class B common stock surrendered for conversion. The conversion occurred subsequent to the consummation of the acquisition of Enterprise Car Rental by the Company and prior to the recision of that merger (Note 6).

NOTE 6 - MERGER AND RELATED RECISION

In August of 1989, the Company consummated an exchange transaction pursuant to which Triangle acquired all of the outstanding shares of Enterprise Car Rental, Ltd. d.b.a. Wheels International Rent A Car ("Wheels") in exchange for 326,500,800 shares of no par value common stock. In conjunction with the merger, Triangle advanced $119,110 to Wheels. Effective September 30, 1989, Triangle and Wheels consummated a Compromise and Settlement Agreement pursuant to which the merger was reversed. Wheel's shareholders returned all but 10,000,000 common shares to Triangle in exchange for their original shares of Wheels to indemnify and hold harmless Triangle from actions by third parties to Wheels and to secure performance of obligations of Wheels to cooperate in any legal actions undertaken by Triangle against third parties of Wheels.

The stockholders' (deficit) in the accompanying financial statements has been reported as if the merger had not taken place. The 10,000,000 common shares not returned are recorded as issued in October of 1989 for no consideration. The advances to Wheels of $119,110 were written off at December 31, 1989. Management does not

                           TRIANGLE, INC.

                     (A DEVELOPMENT STAGE COMPANY)

                     NOTES TO FINANCIAL STATEMENTS

NOTE 6 - CONTINUED

anticipate any further contingencies associated with this failed merger, however, there is no assurance that there will be no further contingencies.

NOTE 7 - SUBSEQUENT EVENTS

On January 29, 1997, an Agreement and Plan of Share Exchange ("Agreement") was entered into by and between the Company and (I) PetCare, Inc., a Delaware corporation and (ii) the PetCare shareholders. Under the terms of this Agreement, Triangle, Inc. acquired all of the 3,000,000 issued and outstanding shares of common stock of PetCare, Inc. in exchange for 600,000,000 shares of the common stock of Triangle, Inc. It is intended that this transaction shall be a tax-free exchange of shares. The Triangle, Inc. shares are voting shares, are restricted from transfer without registration under the Securities Act of 1933, as amended, and are subject to escrow until PetCare completes the acquisition of its first veterinary hospital.

Also, under the terms of the Agreement, certain conditions precedent were met by Triangle, Inc., which included among other items, a 1-for-200 reverse stock split of its common stock on February 23, 1997.

NOTE 8 - NAME CHANGED

The corporate name has been changed from Triangle, Inc. to PetHealth Systems, Inc. effective February 10, 1997.


                          PART III

Item 9.    Directors, Executive Officers, Promoters and Control
           Persons, Compliance with Section 16(a) of the Exchange
           Act.

   The officers and directors of the Company as of the date of this report are:

Name                       Age  Position
Ted A. Sprinkle, Jr. DVM   52   President, Chief Executive
                                Officer, Director
Kenneth J. Rotondo, DVM    47   Executive Vice President, Chief
                                Operating Officer, Chief Financial
                                Officer, Secretary, Treasurer,
                                Director
Joseph J. Messina          42   Director and Chairman of the
                                Board of Directors
Martin I. Saposnick        50   Director

   Ted A. Sprinkle, Jr., DVM is a co-founder of the Company. From 1987 to 1996 Dr. Sprinkle was Chief Executive Officer of Nedlaw Stable, Inc., a syndicated horse racing organization. Dr. Sprinkle started Nedlaw Stable, Inc. after 20 years of experience as a successful equine veterinarian. Dr. Sprinkle received his DVM degree from Cornell University in 1969.

   Kenneth J. Rotondo, DVM, MBA has practiced veterinary medicine in the Capital Region of New York for 21 years, and presently owns and is the Hospital Director of the Animal Health Center, Clifton Park, New York. Dr. Rotondo owns a Culligan Water Treatment dealership in central New York, and is a director and shareholder of Software Sense, Inc., Rochester, New York, a private company which sells specialized computer software to the chemical and utility industries. Dr. Rotondo is active in community and professional activities and lectures at Cornell University.

   Dr. Rotondo is Past President of the Animal Protective Foundation of Schenectady County, New York, has held offices in the Capital District Veterinary Medical Society, and was appointed by the Dean of Cornell University to the Cornell University Veterinary College Advisory Council. Dr. Rotondo served 11 years as a member of the Executive Board of Directors, New York State Veterinary Medical society, and was elected President of this organization in 1990. In 1989 he received the Award of Merit from the New York State Veterinary Medical Society, and the Gold Centennial Medallion from this same organization in 1990. In 1992 Dr. Rotondo was named New York State's Veterinarian of the Year.

   Dr. Rotondo received his Bachelor of Science degree in 1971 from the State University of New York, a Doctor of Veterinary Medicine degree from Cornell University in 1975, and a Masters of Business Administration from Rennsalaer Polytechnic Institute in 1979.

   Joseph J. Messina, a co-founder of the Company, is Chairman and Chief Executive Officer of Ameristar Capital Corporation, a lease financing and asset based lender, and of Ameristar Group Incorporated, an investment banking and financial consulting firm specializing in "small cap" opportunities. Mr. Messina previously was President and Chief Operating Officer of Vendor Funding Co.,Inc., a subsidiary of Bank of Ireland First Holdings. Vendor Funding Co., Inc., a national middle market lessor and asset based lender, was co-founded by Mr. Messina and subsequently sold to First NH Banks of Manchester, New Hampshire prior to its acquisition by Bank of Ireland First Holdings. Mr. Messina is a director of Credit America Venture Capital, an entity formed to acquire the manufacturing and distribution network of Mako Marine International, Inc., a public company of which he is a director. Mr. Messina is past President of the Eastern Association of Equipment Lessors.

   Martin I. Saposnick, a co-founder of the Company, is President of Ameristar Group Incorporated. Previously, Mr. Saposnick was President of Remsen Group, an independent investment banking and financial consulting services company. Prior thereto, Mr. Saposnick was Chairman and President of Marsan Securities Co., Inc., a financial services firm which was wholly-owned by Marsan Capital Corporation, a public company, of which he was Chairman and President. In 1985 Mr. Saposnick entered into a consent decree with the Commission, pursuant to which Mr. Saposnick agreed to revocation of his registrations with the Commission as a broker and broker-dealer financial principal; the agreement ended administrative proceedings initiated by the Commission in connection with Mr. Saposnick's alleged participation in the initial public offering of securities of North Atlantic Airlines, Inc. From 1974 to 1977, Mr. Saposnick was Vice President of Chestman Securities, Inc. and worked at the New York Stock Exchange as Assistant Manager of the Specialist Surveillance Division from 1969 to 1974. Mr. Saposnick is a graduate of Hunter College, New York, and completed studies in finance and investments at Baruch College, New York.

   Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the registrant under Rule 16a-3(e) during its most recent fiscal year, and Forms 5 and amendments thereto furnished to the registrant with respect to its most recent fiscal year, and any written representation referred to in Item 405(b) of Regulation S-B, no director, officer, beneficial owner of more than 10% of the Common Stock of the registrant failed to file on a timely basis any reports required by Section 16(a) of the Exchange Act during the most recent fiscal year. Because the Common Stock of the registrant was not registered under Section 12(g) of the Exchange Act until subsequent to December 31, 1996, the directors and officers and holders of more than 10% of the Common Stock were not subject to Section 16 of the Exchange Act, and therefore there were no filings with the Commission of Form 3, 4 or 5 by such persons prior to December 31, 1996.

Item 10.  Executive Compensation.

   The following table sets forth the compensation paid to the Chief Executive Officer, and those of the four most highly compensated executive officers of the registrant who were paid more than $100,000 cash in any of the three fiscal years ended December 31, 1996. The table includes compensation paid such persons by any subsidiaries of the registrant (there were none at December 31, 1996).

   Subsequent to December 31, 1996, the Company issued warrants to purchase 37,500 shares of Common Stock to Robert K. Ellis, former President and director of the Company, and warrants to purchase 37,500 shares of Common Stock to Peter Ellis, former Secretary and Treasurer and director of the Company, for the services provided by such persons for many years to the Company for which they were not paid any compensation. The warrants will be exercisable from February 15, 1998 through February 15, 2000, at an exercise price of $1.00 per share; upon exercise the Company will file a registration statement for the resale of such shares by such persons, at the Company's sole expense.
                                     Summary Compensation Table

                                      Long Term Compensation
   Annual Compensation               Awards          Payouts
(a)             (b)   (c)    (d)   (e)     (f)      (g)     (h)       (I)
                                  Other
Name                              Annual  Restricted                 All Other
and                               Compen- Stock             LTIP     Compen-
Principal            Salary Bonus sation  Award(s) Options/ Payouts  sation
Position        Year  ($)    ($)    ($)            SARs(#)   ($)     ($)(2)
--------------------------------------------------------------------------------
Robert K. Ellis 1996 $-0-    -0-   -0-    $-0-      -0-      -0-     $-0-
CEO and         1995  -0-   $-0-   -0-     -0-      -0-       --      -0-
President       1994  -0-    -0-   -0-     9,600(1) -0-      -0-      -0-
Peter W. Ellis  1996 $-0-   $-0-   -0-     -0-      -0-       --      -0-
Secretary and   1995  -0-    -0-   -0-     8,100(1) -0-      -0-      -0-
Treasurer       1994  -0-    -0-   -0-     8,640(1) -0-      -0-       -0-

(1) See "Recent Sales of Unregistered Securities" under Part II, Item 5.



Cash Compensation.

Subsequent to December 31, 1996 and subject to the availability of funds, the Company will pay Ted A. Sprinkle, Jr. an annual salary of $85,000 as President of the Company. Dr. Kenneth J. Rotondo will be paid an annual salary of $70,000 as Executive Vice President of the Company. As of the date of this report, there is no policy regarding payment of any fees to non-executive directors, but such persons will be reimbursed for out-of-pocket expenses related to the business of the Company or attendance at meetings of the board of directors.

Stock Plans.

Incentive Stock Option Plan.

The Company adopted an Incentive Stock Option Plan ("ISOP") in 1988, and the shareholders of the Company readopted the ISOP in February 1997, to provide for the grant of options to purchase Common Stock; the options are intended to qualify for the delayed income recognition provisions of Section 422A of the Internal Revenue Code of 1986, as amended. 50,000 shares are reserved for issue on exercise of options which may be granted in the future. Options may be granted to employees and directors of the Company, as determined by the board of directors or a committee thereof.
The exercise price must always equal at least the fair market value of the Common Stock on option grant date; options granted to holders of more than 10% of the Company's Common Stock must have an exercise price equal to 110% of fair market value on the option grant date. Options may have a term of up to 10 years, except for options granted to 10% holders, which must have a term not exceeding 5 years. No options have been granted to date. The Company has filed with the Commission a registration statement on Form S-8 to register the resale of such shares as may be issued on exercise of options which may be granted in the future.

1997 Stock Award Plan.

Subsequent to December 31, 1997, the Company adopted (in February
1997) the 1997 Stock Award Plan, pursuant to which up to 400,000 shares of Common Stock may be issued to persons for consulting or other services provided to the Company, as determined by the board of directors or a committee thereof. Such shares will be valued based on market price at the time of issue and the services provided; issuance of shares will constitute income to the recipient and be treated as an expense on the books of the Company. The Company has filed a registration statement on Form S-8 to register the resale of such shares as may be issued. In February 1997 the new board of directors of the Company approved the issuance of 75,000 shares to two former officers (37,500 shares each), for services valued at $75,000 ($37,500 each) previously provided to the Company. See "Certain Relationships and Related Transactions."


Item 11.  Security Ownership of Certain Beneficial Owners and
Management

The number of issued and outstanding shares of Common Stock of the registrant, and the percentage of the total of the outstanding shares, owned as of the date of this report, by (I) each officer and director of the registrant, (ii) each person known to the registrant to own 5% or more of the total issued and outstanding shares of Common Stock of the registrant, and (iii) the officers and directors of the registrant as a group, are stated below.

Title of      Name and Address of      Amount and Nature of     Percent
of
Class    Beneficial Owner         Beneficial Ownership     Class
Common,  Ted A. Sprinkle, Jr.*    630,000 shares           19.2%
no par   1343 Mill Hill Terrace   direct
         Southport, CT 06490

         Joseph J. Messina*       630,000 shares           19.2%
         444 Madison Ave.         direct
         Suite 1710
         New York, NY 10022

         MIS Management, Inc.     630,000 shares           19.2%
         444 Madison Ave.         direct**
         Suite 1710
         New York, NY 10022

         Martin I. Saposnick*     630,000 shares           19.2%
         444 Madison Ave.         indirect**
         Suite 1710
         New York, NY 10222

         Kenneth J. Rotondo*      630,000 shares           19.2%
         25 Habel Lane            direct
         Scotia, NY 12302

         Thomas LeVine            180,000 shares            6.0%
         400 Main Street          direct
         Stamford, CT 06901

         Officers and directors
         as a group (4 persons)   2,520,000                76.1%

    *    Officer and/or director
    ** Mr. Saposnick is a shareholder of MIS Management, Inc., a private corporation is the owner of record of the 630,000 shares of Common Stock.

Item 12.  Certain Relationships and Related Transactions

    Exchange Transaction. The Exchange, pursuant to which PetCare, Inc. was acquired as a wholly-owned subsidiary, and the Company was recapitalized by the reverse stock split, was negotiated at arms' length between the former directors of the Company, and the directors of PetCare, Inc. (such four individuals became the current directors of the Company following the Exchange in February
1997). The shares of Common Stock of PetCare, Inc. which were acquired by the PetCare, Inc. shareholders were purchased by such persons for $3,000 aggregate cash consideration, and for services provided by such persons and by other shareholders of PetCare, Inc. Subsequent to their capitalization of PetCare, additional funding of approximately $50,000 has been provided by Ameristar Group Incorporated, a corporation owned by Mr. Saposnick and Mr. Messina.

    Issuance of Shares to Officers. During the two fiscal years ended December 31, 1996 the Company issued 6,575 shares of restricted Common Stock to two former officers at $2.01 per share
(for a total of $13,150 cash) contributed to the Company by such persons to pay general and administrative expenses.

    Consulting Agreement - Ameristar Group, Incorporated. The Company has agreed to pay Ameristar Group, Incorporated $10,000 per month for the 12 months after first receipt of funds from an equity financing of the Company, for financial consulting and general administrative support services which are provided to the Company by Ameristar Group, Incorporated. Such general administrative support services have included the provision of office space and equipment, telephone and other telecommunication services, and administrative and clerical support staff. Such agreement was not negotiated at arms' length due to the relationship between the Company and Mr. Saposnick and Mr. Messina, directors and record or beneficial shareholders of the Company.

    Issuance of Shares by PetCare, Inc. Prior to Exchange. Prior to the negotiation of the Agreement and Plan of Share Exchange between PetCare, Inc. and the Company, in December, 1996 PetCare, Inc. issued 300,000 shares of Common Stock, to persons not affiliated with PetCare, Inc., for services provided to PetCare including legal, accounting and marketing consulting services.
Such shares were exchanged for an equal number of shares of Common Stock of PetHealth Systems, Inc. upon consummation of the Exchange. Such shares of PetHealth Systems, Inc. constitute restricted securities under the 1933 Act and Rule 144 promulgated thereunder by the Commission, however, because such shares were issued as compensation under a compensatory plan or contract pursuant to Rule 701 promulgated by the Commission, such shares may be resold by the holders without registration under the Act commencing 90 days after issuance by PetCare, Inc.
    Proposed Acquisition of Animal Health Center. Dr. Kenneth J. Rotondo, an officer, director and principal shareholder of the Company, is the owner and chief executive officer of Animal Health Center ("AHC"), a veterinary hospital located in Clifton Park, New York. The Company has entered into a letter of intent with Dr. Rotondo to acquire AHC on terms to be finalized after the date of this report. Although Dr. Rotondo will not vote as a director on approval of final terms to be offered by the Company for AHC, the transaction (if consummated) between the Company and Dr. Rotondo will not be an arms' length transaction.

                             PART IV

Item 13.  Exhibits and Reports on Form 8-K.

(a)  Exhibits

Exhibit

Number    Title of Exhibit
2.0       Agreement and Plan of Share Exchange(1)
3.1       Amendments to Articles of Incorporation(2)
10.1      1997 Stock Award Plan(2)
10.2      Incentive Stock Option Plan(2)


(1) Incorporated by reference from exhibits filed with the Form 8-K, which was filed with the Commission on February 19, 1997.

(2) Incorporated by reference from exhibits filed with the registrant's Registration Statement on Form S-8, filed February 21, 1997, registration number 333-22203.

(b) Reports filed on Form 8-K.

    During the fourth quarter of the fiscal year ended December 31, 1996 the registrant filed one Current Report on Form 8-K (December 27, 1996) reporting an Item 5 event (the signing of a letter of intent between the registrant and PetCare, Inc.). No financial statements were filed with such 8-K Report.

Signatures

In accordance with Section 13 of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


PetHealth Systems, Inc.
(Registrant)

/s/ Ted A. Sprinkle, Jr.
Ted A. Sprinkle, Jr.
April 11, 1997

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ Ted A. Sprinkle, Jr.
Ted A. Sprinkle, Jr., President,
Director
April 11, 1997


/s/ Kenneth J. Rotondo
Kenneth J. Rotondo, Chief Financial Officer,
Treasurer, Secretary, Director
April 11, 1997


/s/ Joseph J. Messina
Joseph J. Messina, Director
April 11, 1997


/s/ Martin I. Saposnick
Martin I. Saposnick, Director
April 11, 1997