Form 10QSB
period 1997-03-31
PETHEALTH SYSTEMS INC
filed 1997-07-23
CIK 832810

U.S. SECURITIES AND EXCHANGE COMMISSION
                       Washington, DC 20549



                           FORM 10-QSB



(Mark One)     [X] QUARTERLY REPORT PURSUANT TO SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended March 31, 1997

          [   ] TRANSITION REPORT PURSUANT TO SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from __________to__________


Commission File Number 000-22151


          PETHEALTH SYSTEMS, INC. (f/k/a Triangle, Inc.)
(Exact name of small business issuer as specified in its charter)

     Colorado                                     93-0969365
(State or other jurisdiction of             (IRS Employer Identification No.)
  incorporation or organization)

              444 Madison Avenue, Suite 1710, New York, NY 10022
             (Address of principal executive offices)


                          (212) 750-7878
                   (Issuer's telephone number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter
period that the registrant was required to file such reports), Yes   No x ; and
(2) has been subject to such filing requirements for the past 90 days. Yes x No


3,285,030 shares of Common Stock, no par value, outstanding on March 31, 1997.

             PETHEALTH SYSTEMS, INC. AND SUBSIDIARY
                  Form 10-QSB Quarterly Report
                       Table of Contents


                                                                  Page

PART I -- FINANCIAL INFORMATION

Item 1.  Financial Statements                                         3

     Unaudited Consolidated Balance Sheets at March 31, 1997 and
     December 31, 1996                                                4

     Unaudited Consolidated Statements of Operations For Three
     Months Ended March 31, 1997 and March 31, 1996 and
     From Inception (December 8, 1981) through March 31, 1997         5

     Unaudited Consolidated Statements of Cash Flows For Three
     Months Ended March 31, 1997 and 1996 and From Inception
     (December 8, 1981) to March 31, 1997                             6

     Statement of Consolidated Stockholders' Equity (Deficit)         7

     Notes to Consolidated Financial Statements                       8 - 10

Item 2.  Management's Discussion and Analysis of                      11
       Financial Condition and Results of
       Operations

PART II -- OTHER INFORMATION                                          12

Item 1.  Legal Proceedings                                            12

Item 2.  Changes in Securities                                        12

Item 3.  Defaults Upon Senior Securities                              12

Item 4.  Submission of Matters to a Vote of Security Holders          12

Item 5.  Other Information                                            13

SIGNATURES                                                            13

PART 1.  FINANCIAL INFORMATION

Item 1. Financial Statements:

BASIS OF PRESENTATION

The accompanying unaudited financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and item 310 under subpart A of Regulation S-B. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1997 are not necessarily indicative of results that may be expected for the year ending December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto, included in the Company's annual report on Form 10-KSB for the year ended December 31, 1996.

             PETHEALTH SYSTEMS, INC. AND SUBSIDIARY
                 (A DEVELOPMENT STAGE COMPANY)

            CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                                       March 31,     December 31,
                                          1997           1996
                             ASSETS
CURRENT ASSETS:
    Cash in checking                    $   72,734   $        0

FIXED ASSETS:
     Equipment net of
     depreciation of $52                $    3,086   $        0

OTHER ASSETS:
     Organizational Costs               $      463   $        0
     Investment in Subsidiary           $     (488)  $        0
          Total Other Assets                   (25)           0
     TOTAL ASSETS:                      $   75,795   $        0

            LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT  LIABILITIES:
    Accounts payable                    $   21,933   $    4,307
     Accrued Expenses                       30,000            0
     Due to Ameristar Capital Corporation   19,463

     TOTAL CURRENT LIABILITIES              71,396        4,307


STOCKHOLDERS' (DEFICIT):
     Preferred Stock, $.10 par value,
     100,000,000 shares authorized,
     none issued                                  -           -

     Common Stock, Class A no par value,
     800,000,000 shares authorized,
     3,285,030 and  285,030 shares
     issued and outstanding                216,954      216,954

      Common Stock Issuable                 76,000            0

     Deficit accumulated during
     development stage                    (288,555)    (221,261)

     TOTAL STOCKHOLDERS' (DEFICIT)           4,399       (4,307)

TOTAL LIABILITIES AND
     STOCKHOLDERS' EQUITY (DEFICIT)       $ 75,795     $      0

The accompanying notes are an integral part of the financial statements.

             PETHEALTH SYSTEMS, INC. AND SUBSIDIARY
                 (A DEVELOPMENT STAGE COMPANY)
             CONSOLIDATED STATEMENTS OF OPERATIONS

                         For the Three Months Ended    For the Period
                                   March 31,           December 8,1981
                              (Unaudited)                   (Inception) to
                                  1997          1996        March 31, 1997

Revenues                      $       -     $        -      $           -

OPERATING EXPENSES:
  Legal and accounting           18,854            224             73,867
  Management services (Note 2)   30,000              -             30,000
  Amortization                       25              -                 25
  Consulting Fees                12,500              -             12,500
  Depreciation Expense               52              -                 52
  Filing and transfer fees        4,328              -             12,838
  Public relations                    -              -             14,414
  Office and Printing Expense       937              -                937
  Taxes, Franchise                  598              -                598
  Other Expenses                      -             29             34,899

  TOTAL OPERATING EXPENSES       67,294            253            180,130

NET (LOSS) BEFORE
OTHER INCOME (EXPENSES)         (67,294)          (253)          (180,130)

OTHER INCOME AND (EXPENSES):
   Writeoff of advances
   recision of merger                 -              -           (119,110)

   Forgiveness of debt                -              -              7,455

   Interest income                    -              -              3,230

   TOTAL OTHER INCOME
     (EXPENSES)                       -              -           (108,425)

NET INCOME (LOSS)             $ (67,294)    $     (253)     $    (288,555)

NET (LOSS) PER
     COMMON SHARE             $       *     $        *      $           *

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING   3,285,030        283,215                N/A

* less than $.01 net loss per share

The accompanying notes are an integral part of the financial statements.

             PETHEALTH SYSTEMS, INC. AND SUBSIDIARY
                 (A DEVELOPMENT STAGE COMPANY)
              CONSOLIDATED STATEMENTS OF CASH FLOWS

                              For the Three Months Ended    For the Period
                                        March 31,           December 8,1981
                                    (Unaudited)             (Inception) to
                                  1997          1996        March 31, 1997


CASH FLOWS FROM OPERATING ACTIVITIES:

     Net Income (Loss)           $  (67,294)   $       (253)   $     (288,555)

     Adjustments to reconcile
     net (loss) to net cash used
     by operating activities:
        Amortization                     25               -               775
        Depreciation                     52                                52
        Stock issued for
        Services/expenses                 -               -            26,425

     Changes in operating assets
     and liabilities:
        Increase (decrease) in
       Current liabilities           67,089          (3,373)           71,396
NET CASH (USED) BY
OPERATING ACTIVITIES                   (128)         (3,626)         (189,907)

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchased Fixed Assets          (3,138)              -            (3,138)
   Organization costs                     -               -              (750)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance
     of common stock                 76,000           3,600           327,964

     Proceeds from issuance
     of Class B common stock              -               -            10,000

     Deferred offering costs              -               -           (71,435)

NET CASH PROVIDED BY
FINANCING ACTIVITIES                 72,734           3,600            72,734

NET INCREASE (DECREASE) IN CASH      72,734             (26)           72,734

CASH, BEGINNING OF PERIOD        $        0     $       136          $      0

CASH, END OF PERIOD              $   72,734     $       110          $ 72,734

The accompanying notes are an integral part of the financial statements.

             PETHEALTH SYSTEMS, INC. AND SUBSIDIARY
                 (A DEVELOPMENT STAGE COMPANY)
   CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
           For the Three Months Ended March 31, 1997

                                              Deficit
                                              Accumulated Total
                    Number            Common  During     Stockholders'
                    Of                Stock   Development Equity
                    Shares     Amount        Issuable   Stage    (Deficit)
Balance,
January 1, 1997           57,006,090  $216,954 $     0  $(221,261)    $ (4,307)

PetHealth Systems,
Inc. acquired all
of the 3,000,000
issued and out-
standing shares
of Common Stock           600,000,000
of PetCare, Inc.
in exchange for
600,000,000 shares
of Common Stock of
PetHealth Systems, Inc.

1 for 200 Reverse
  Stock Split       (653,721,060)

Monies advanced for
  Common Stock                        $ 76,000          $ 76,000

Net Loss for the
  Three Months Ended
  March 31, 1997               --         --       --   $ (67,294)    $(67,294)

Balance,
 March 31, 1997          3,285,030    $216,954 $ 76,000 $(288,555)    $  4,399

The accompanying notes are an integral part of the financial statements.

             PETHEALTH SYSTEMS, INC. AND SUBSIDIARY
                 (A DEVELOPMENT STAGE COMPANY)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
POLICIES

PetHealth Systems, Inc., formerly Triangle, Inc. (the "Company") is a development stage organization formed under the laws of the State of Colorado on December 8, 1981. Since inception, the Company has been inactive except for recent organizational and initial financing efforts. The Company's fiscal year end is December 31, and there was no activity prior to the year ended December 31, 1988.

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

NOTE 2 - RELATED PARTY TRANSACTIONS

Consulting Agreement - Ameristar Group Incorporated. The Company has agreed to pay Ameristar Group Incorporated $10,000 per month for the first 12 months after the first receipt of funds from an equity financing of the Company, for financial consulting and general administrative support services which are provided to the Company by Ameristar Group Incorporated. No payments have been made as of the date of this report. Such general administrative support services have included the provision of office space and equipment, telephone and other telecommunication services, and administrative and clerical support staff. Such agreement was not negotiated at arms'length due to the relationship between the Company and Mr. Saposnick and Mr. Messina, directors and record or beneficial shareholders of the Company.

In 1997, the Company received advances of monies for its operating expenses from a related company, Ameristar Group Incorporated, in accordance with an agreement between the two companies. This Agreement shall be in effect until June 30, 1997 at which time the parties will determine if this agreement is to be extended or modified.

             PETHEALTH SYSTEMS, INC. AND SUBSIDIARY
                 (A DEVELOPMENT STAGE COMPANY)

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - CAPITALIZATION
In December of 1981, the Company authorized 50,000 shares of no par value common stock. In March of 1988, the Company amended and restated its certificate of incorporation to authorize 800,000,000 shares of no par value common stock and 100,000,000 shares of $.10 par value preferred stock. No preferred stock is issued or outstanding as of March 31, 1997.

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

NOTE 5 - MERGER AND RELATED RECISION

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



             PETHEALTH SYSTEMS, INC. AND SUBSIDIARY
                 (A DEVELOPMENT STAGE COMPANY)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - MERGER WITH PETCARE, INC.
On January 29, 1997, an Agreement and Plan of Share Exchange ("Agreement") was entered into by and between the Company and (i) PetCare, Inc., a Delaware corporation and (ii) the PetCare shareholders. Under the terms of this Agreement, Triangle, Inc. acquired all of the 3,000,000 issued and outstanding shares of common stock of PetCare, Inc. in exchange for 600,000,000 shares of the common stock of Triangle, Inc. It is intended that this transaction shall be a tax-free exchange of shares. The Triangle, Inc. shares are voting shares, are restricted from transfer without registration under the Securities Act of 1933, as amended, and are subject to escrow until PetCare completes the acquisition of its first veterinary hospital.

Also, under the terms of the Agreement, certain conditions precedent were met by the registrant, which included among other items, a 1-for-200 reverse stock split of its common stock on February 23, 1997.

NOTE 7 - NAME CHANGED

The corporate name has been changed from Triangle, Inc. to PetHealth Systems, Inc. effective February 10, 1997.

Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations:

Acquisition of PetCare, Inc.

An Agreement and Plan of Share Exchange ("Exchange Agreement") between Triangle, Inc. and PetCare, Inc. was entered into on January 29, 1997. Effective February 10, 1997, pursuant to the Exchange Agreement, Triangle, Inc. acquired all of the outstanding shares of Common Stock of PetCare, Inc. from its shareholders in exchange for 3,000,000 (post-split) restricted shares of Common Stock of Triangle, Inc. issued to those shareholders. Also, the name of the registrant was changed from Triangle, Inc. to PetHealth Systems, Inc., new Directors were elected and the former Directors resigned, and the outstanding shares of Common Stock of the registrant were subjected to a 1 for 200 reverse split, effective February 24, 1997.

As a result of the closing of the Exchange Agreement, the business of the registrant as of the date of this Report is to purchase and operate companion pet veterinary hospital practices which meet certain financial criteria and demographic profiles for growth.

Results of Operations

The Company did not have any operating income during the quarterly period ended March 31, 1997, and has not had any operating income since its inception. For this quarterly period, the registrant recognized a net loss of $ 67,294 compared to a net loss of $ 253 for the quarterly period ended March 31, 1996. General and administrative expenses during the current quarterly period were funded by Ameristar Capital Corporation, a private corporation affiliated with two directors of the registrant. Expenses were comprised of costs associated with audit, legal and SEC reporting obligations.

In March 1997, the registrant received proceeds of $76,000 from private equity financing, and is seeking additional such funding as of the date of this report to meet its cash requirements and execute its business plan. There is no assurance that the financing efforts will be successful.

Liquidity and Capital Resources

At March 31, 1997 the Company had no capital resources other than an insignificant amount of cash, and sought such resources (through sale of equity securities) to continue the execution of the business plan acquired through the acquisition of PetCare, Inc. Unless and until the funds are raised, the Company will be unable to execute their business plan of acquiring operating veterinary hospitals.

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.    Not applicable.

Item 2.   Changes in Securities

     (a) and (b) For information about changes in the number of shares of Common Stock outstanding during the period covered by this Report, see
     Item 4 below.

     (c) During the first quarter of 1997, the Company initiated offers to sell, to qualified investors, 1,000,000 shares of Common Stock, at $2.00 per share. Such offering was conducted pursuant to the Regulation D (Rule
     506) exemption from the Section 5 registration requirements of the Securities Act of 1933, and applicable exemption provisions of state securities laws. In late March, 1997 a total of 38,000 shares of Common Stock were sold, for proceeds of $76,000. No underwriter was involved in the offers or sales. All shares sold are restricted securities under the 1933 Act.

     The offering was terminated in the second quarter of 1997, no further shares having been sold.

Item 3.   Defaults Upon Senior Securities.  Not Applicable.

Item 4.   Submission of Matters to a Vote of Security Holders

     A special meeting of shareholders was held on February 7, 1997. No proxies were solicited for and no information statement was distributed in connection with such meeting. The record date for the meeting was January 24, 1997.

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

     Subsequent to January 24, 1997, the Company registered its class of Common Stock within the Securities and Exchange Commission, pursuant to Section 12(g) of the Securities Exchange Act of 1934.

Item 5.   Other Information.    None.

Item 6.   Exhibits and Reports of Form 8-K

     Form 8-K filed on February 19, 1997 re: Agreement and Plan of Share Exchange with PetCare, Inc.

     Form 8-K filed on March 14, 1997 re: change in registrant's certifying accountants

     Form 8-K/A filed on April 11, 1997 re: amendment to Form 8-K filed on February 19, 1997 - certified financial statements for registrant and PetCare, Inc. for December 31, 1996 and consolidated pro-forma for December 31, 1996.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed in its behalf by the undersigned, thereunto duly authorized, on July 15, 1997.

          PETHEALTH SYSTEMS, INC.

          By:/s/ Robert Gordon
             Robert Gordon, President