Form 10QSB
period 1997-06-30
PETHEALTH SYSTEMS INC
filed 1997-08-12
CIK 832810

U.S. SECURITIES AND EXCHANGE COMMISSION
                       Washington, DC 20549



                           FORM 10-QSB



(Mark One)     [X] QUARTERLY REPORT PURSUANT TO SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended June 30, 1997

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

1,113,030 shares of Common Stock, no par value, outstanding on
August 1, 1997.           .

             PETHEALTH SYSTEMS, INC. AND SUBSIDIARY
                  Form 10-QSB Quarterly Report
                       Table of Contents



                  Page

PART I -- FINANCIAL INFORMATION

Item 1.  Financial Statements                                              3

     Unaudited Consolidated Balance Sheets at June 30, 1997 and
     December 31, 1996                                                     4

     Unaudited Consolidated Statements of Operations For Three and
     Six Months Ended June 30, 1997 and June 30, 1996 and
     From Inception (December 8, 1981) through June 30, 1997                5

     Unaudited Consolidated Statements of Cash Flows For Six
     Months Ended June 30, 1997 and 1996 and From Inception
     (December 8, 1981) to June  30, 1997                                  6

     Statement of Consolidated Stockholders' Equity (Deficit)               7

     Notes to Consolidated Financial Statements                        8 - 10

Item 2.  Management's Discussion and Analysis of                           11
       Financial Condition and Results of Operations

PART II -- OTHER INFORMATION                                              12

Item 1.  Legal Proceedings                                                12

Item 2.  Changes in Securities                                            12

Item 3.  Defaults Upon Senior Securities                                  12

Item 4. Submission of Matters to a Vote of Security Holders               12

Item 5.  Other Information                                                12

SIGNATURES                                                                12

PART 1.  FINANCIAL INFORMATION

Item 1. Financial Statements:

BASIS OF PRESENTATION

The accompanying unaudited financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB
and item 310 under subpart A of Regulation S-B.   In the opinion of
management, all adjustments considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 1997 are not necessarily indicative of results that may be expected for the year ending December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto, included in the Company's annual report on Form 10-KSB for the year ended December 31, 1996, and Form 8-K filed on July 14, 1997.


             PETHEALTH SYSTEMS, INC. AND SUBSIDIARY
                 (A DEVELOPMENT STAGE COMPANY)

            CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                                       June  30,     December 31,
                                          1997           1996
                             ASSETS
CURRENT ASSETS:
    Cash in checking                    $    2,933   $        0

FIXED ASSETS:
     Equipment net of
     depreciation of $209               $    2,929   $        0

OTHER ASSETS:
     Organizational Costs               $      463   $        0
     Investment in Subsidiary           $     (513)  $        0
          Total Other Assets                   (50)           0
     TOTAL ASSETS:                      $    5,812   $        0

            LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT  LIABILITIES:
    Accounts payable                    $    6,782   $    4,307
     Accrued Expenses                       60,000            0

     TOTAL CURRENT LIABILITIES              66,782        4,307


STOCKHOLDERS' (DEFICIT):
     Preferred Stock, $.10 par value,
     100,000,000 shares authorized,
     none issued                                  -           -

     Common Stock, Class A no par value,
     800,000,000 shares authorized,
     3,285,030 and  285,030 shares
     issued and outstanding                216,954      216,954

      Common Stock Issuable                 76,000            0

     Deficit accumulated during
     development stage                    (353,924)    (221,261)

     TOTAL STOCKHOLDERS' (DEFICIT)         (60,970)      (4,307)

TOTAL LIABILITIES AND
     STOCKHOLDERS' EQUITY (DEFICIT)       $  5,812     $      0

The accompanying notes are an integral part of the financial statements.


           PETHEALTH SYSTEMS, INC. AND SUBSIDIARY
                 (A DEVELOPMENT STAGE COMPANY)
             CONSOLIDATED STATEMENTS OF OPERATIONS

                     Three Months Ended  Six Months Ended  For the Period
                           June 30,         June 30,       December 8,1981
                                                           (Inception) to
                          1997    1996       1997     1996     June 30, 1997

Revenues              $   -     $   -      $    -   $    -    $        -

OPERATING EXPENSES:
  Legal and accounting  22,199     2,751     41,053    2,975      96,066
  Management services
      (Note 2)          30,000       -       60,000       -       60,000
  Amortization              25       -           50       -           50
  Consulting Fees        8,000       -       20,500       -       20,500
  Depreciation Expense     157       -          209                  209
  Filing and transfer fees 421     1,448      4,749    1,448      13,259
  Public relations           0        -          -        -       14,414
  Office and Printing
      Expense            3,971        -       4,908       -        4,908
  Taxes, Franchise          62        -         660       -          660
  Travel Expenses          534        -         534       -          534
  Other Expenses             -        -          -        -       34,899

  TOTAL OPERATING
      EXPENSES          65,369    4,199     132,663    4,423     245,499

NET (LOSS) BEFORE
OTHER INCOME (EXPENSES)(65,369)  (4,199)   (132,663)  (4,423)   (245,499)

OTHER INCOME AND (EXPENSES):
   Writeoff of advances
   recision of merger        -        -          -         -    (119,110)

   Forgiveness of debt       -    7,455          -     7,426       7,455

   Interest income           -        -          -                 3,230

   TOTAL OTHER INCOME
     (EXPENSES)              -    7,455          -     7,426    (108,425)

NET INCOME (LOSS)    $ (65,369) $ 3,256  $(132,663)   $3,003   $(353,924)

NET (LOSS) PER
     COMMON SHARE    $       *  $     *  $       *    $    *   $

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES
  OUTSTANDING        3,285,030  283,215  3,285,030    283,215     N/A

* less than $.01 net loss per share

The accompanying notes are an integral part of the financial statements.


             PETHEALTH SYSTEMS, INC. AND SUBSIDIARY
                 (A DEVELOPMENT STAGE COMPANY)
              CONSOLIDATED STATEMENTS OF CASH FLOWS

                              For the Six Months Ended For the Period
                                        June 30,            December 8,1981
                                    (Unaudited)             (Inception) to
                                  1997          1996        March 31, 1997


CASH FLOWS FROM OPERATING ACTIVITIES:

     Net Income (Loss)         $   (132,663)   $     3,003       $     (353,924)

     Adjustments to reconcile
     net (loss) to net cash used
     by operating activities:
        Amortization                     50              -                   50
        Depreciation                    209              -                  209
        Stock issued for
        Services/expenses                 -              -               26,425

     Changes in operating assets
     and liabilities:
        Increase (decrease) in
       Current liabilities           62,475         (6,734)              66,782

NET CASH (USED) BY
OPERATING ACTIVITIES                (69,929)        (3,731)            (260,458)

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchased Fixed Assets          (3,138)             -               (3,138)

NET CASH (USED) BY
INVESTING ACTIVITIES                 (3,138)             0               (3,138)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance
     of common stock                 76,000          3,600              327,964

     Proceeds from issuance
     of Class B common stock              -              -               10,000

     Deferred offering costs              -              -              (71,435)

NET CASH PROVIDED BY
FINANCING ACTIVITIES                 76,000          3,600              266,529

NET INCREASE (DECREASE) IN CASH                       (131)

CASH, BEGINNING OF PERIOD        $    2,933     $      136            $       0

CASH, END OF PERIOD              $    2,933     $        5            $   2,933

The accompanying notes are an integral part of the financial statements.

             PETHEALTH SYSTEMS, INC. AND SUBSIDIARY
                 (A DEVELOPMENT STAGE COMPANY)
   CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
             For the Six Months Ended June 30, 1997

                                                 Deficit
                                                 Accumulated  Total
                    Number              Common   During       Stockholders'
                    Of                  Stock    Development  Equity
                    Shares     Amount   Issuable Stage        (Deficit)
Balance,
January 1, 1997     57,006,090 $216,954 $     0  $(221,261)   $ (4,307)

PetHealth Systems,
Inc. acquired all
of the 3,000,000
issued and out-
standing shares
of Common Stock    600,000,000
of PetCare, Inc.
in exchange for
600,000,000 shares
of Common Stock of
PetHealth Systems, Inc.

1 for 200 Reverse
  Stock Split     (653,721,060)

Monies advanced for
  Common Stock                            $ 76,000             $ 76,000

Net Loss for the
  Six Months Ended
 June 30, 1997            --         --       --   $(132,663)  $(132,663)

Balance,
 June 30, 1997      3,285,030    $216,954 $ 76,000 $(353,924)   $(60,970)

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

             PETHEALTH SYSTEMS, INC. AND SUBSIDIARY
                 (A DEVELOPMENT STAGE COMPANY)

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - CAPITALIZATION
In December of 1981, the Company authorized 50,000 shares of no par value common stock. In March of 1988, the Company amended and restated its certificate of incorporation to authorize 800,000,000 shares of no par value common stock and 100,000,000 shares of $.10 par value preferred stock. No preferred stock is issued or outstanding as of June 30, 1997.

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

NOTE 7 - SUBSEQUENT EVENT

The Company has been unable to raise the capital required to implement the PetCare, Inc, business plan (acquisition of operating veterinarian hospitals and consolidation of operations thereof). Therefore, as of July 7, 1997, PetHealth Systems, Inc. and the former principal shareholders of PetCare, Inc., have agreed to the cancellation of the Agreement and Plan of Share Exchange.

Upon the cancellation of the original agreement, 2,700,000 of the 3,000,000 shares of the common stock (which the Company originally had issued to the five principal shareholders of PetCare, Inc.) were returned to the company for cancellation. No consideration was provided by the company, or any third party, in connection with such return of shares. The remaining 300,000 shares of common stock which had been originally issued to minority shareholders of PetCare, Inc. for services provided to PetCare, Inc. prior to its acquisition by the registrant, will not be returned to the registrant for cancellation.

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

As a result of the closing of the Exchange Agreement, the business of the registrant as of the end of the period covered by this Report was to purchase and operate companion pet veterinary hospital practices which meet certain financial criteria and demographic profiles for growth. However, subsequent to the end of such period, the registrant has determined that the PetCare business plan is not viable, and such business plan will no longer be pursued. Reference is made to the Form 8-K Report filed in July, 1997.

Results of Operations

The Company did not have any operating income during the six month period ended June 30, 1997, and has not had any operating income since its inception. For this period, the registrant recognized a net loss of $ 65,369 compared to net income of $3,256 for the period ended June 30, 1996. General and administrative expenses during the current period were funded by Ameristar Capital Corporation, a private corporation affiliated with two directors of the registrant (who resigned subsequent to the end of the period). Expenses were comprised of costs associated with audit, legal and SEC reporting obligations, and by a limited amount of equity capital raised in the prior quarter.

In March 1997, the registrant received proceeds of $76,000 from private equity financing. No further equity capital was raised in the quarter ended June 30, 1997.

Liquidity and Capital Resources

At June 30, 1997 the Company had no capital resources other than an insignificant amount of cash.

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.    Not applicable.

Item 2.   Changes in Securities.

     Not applicable for the period covered by this report. However, there has been a change in control of the Company after the close of the period covered by this Report, as disclosed in the Form 8-K Report filed in July, 1997.

Item 3.   Defaults Upon Senior Securities.    Not Applicable.

Item 4.   Submission of Matters to a Vote of Security Holders.
          Not Applicable.

Item 5.   Other Information.    None.

Item 6.   Exhibits and Reports of Form 8-K.    None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the
Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed in its behalf by the undersigned,
thereunto duly authorized, on August     , 1997.

          PETHEALTH SYSTEMS, INC.

          By:/s/Robert Gordon
               Robert Gordon
               President