Form 10QSB
period 1997-09-30
PETHEALTH SYSTEMS INC
filed 1997-11-14
CIK 832810

U.S. SECURITIES AND EXCHANGE COMMISSION
                       Washington, DC 20549



                           FORM 10-QSB



(Mark One)     [X] QUARTERLY REPORT PURSUANT TO SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 1997

          [   ] TRANSITION REPORT PURSUANT TO SECTION 13
            OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from __________to__________


Commission File Number 000-22151


                     PETHEALTH SYSTEMS, INC.
(Exact name of small business issuer as specified in its charter)

     Colorado                                     93-0969365
(State or other jurisdiction of              (IRS Employer
  incorporation or organization)             Identification No.)


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

1,113,030 shares of Common Stock, no par value, outstanding on November 13, 1997.

             PETHEALTH SYSTEMS, INC. AND SUBSIDIARY
                  Form 10-QSB Quarterly Report
                       Table of Contents



                                                          Page

PART I -- FINANCIAL INFORMATION

Item 1.  Financial Statements                                3

Unaudited Consolidated Balance Sheets at
     September 30, 1997 and December 31, 1996                4

Unaudited Consolidated Statements of Operations
     For Three and Nine Months Ended September 30, 1997
     and September 30, 1996 and From Inception
     (December 8, 1981) through September 30, 1997           5

Unaudited Consolidated Statements of Cash Flows
     For Nine Months Ended September 30, 1997
     and 1996 and From Inception (December 8, 1981)
     to September  30, 1997                                  6

Statement of Consolidated
     Stockholders' Equity (Deficit)                          7

Notes to Consolidated Financial Statements              8 - 10

Item 2.  Management's Discussion and Analysis of            11
     Financial Condition and Results of Operations

PART II -- OTHER INFORMATION                                12

Item 1.  Legal Proceedings                                  12

Item 2.  Changes in Securities                              12

Item 3.  Defaults Upon Senior Securities                    12

Item 4. Submission of Matters to a Vote of Security Holders 12

Item 5.  Other Information                                  12

SIGNATURES                                                  12

PART 1.  FINANCIAL INFORMATION

Item 1. Financial Statements:

BASIS OF PRESENTATION

The accompanying unaudited financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB
and item 310 under subpart A of Regulation S-B.   In the opinion of
management, all adjustments considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 1997 are not necessarily indicative of results that may be expected for the year ending December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto, included in the Company's annual report on Form 10-KSB for the year ended December 31, 1996, and Form 8-K filed on July 14, 1997.

             PETHEALTH SYSTEMS, INC. AND SUBSIDIARY
                 (A DEVELOPMENT STAGE COMPANY)

            CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                                       September 30, December 31,
                                          1997           1996
                             ASSETS
CURRENT ASSETS:
    Cash in checking                    $      154   $        0

FIXED ASSETS:
     Equipment net of
     depreciation of $366               $    2,772   $        0

     TOTAL ASSETS:                      $    2,926   $        0

            LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT  LIABILITIES:
    Accounts payable                    $    4,777   $    4,307
     Due to Ameristar Group
     Incorporated (see Note 2)              90,000            0

     TOTAL CURRENT LIABILITIES              94,777        4,307


STOCKHOLDERS' (DEFICIT):
     Preferred Stock, $.10 par value,
     100,000,000 shares authorized,
     none issued                                 -           -

     Common Stock, Class A no par value,
     800,000,000 shares authorized,
     623,030 and  285,030 shares
     issued and outstanding                292,954      216,954

      Common Stock Issuable                 24,500            0

     Deficit accumulated during
     development stage                    (409,305)    (221,261)

     TOTAL STOCKHOLDERS' (DEFICIT)         (91,851)      (4,307)

TOTAL LIABILITIES AND
     STOCKHOLDERS' EQUITY (DEFICIT)       $ 2,926      $      0

The accompanying notes are an integral part of the financial statements.

             PETHEALTH SYSTEMS, INC. AND SUBSIDIARY
                 (A DEVELOPMENT STAGE COMPANY)
             CONSOLIDATED STATEMENTS OF OPERATIONS

                     Three Months Ended Nine Months Ended For the Period
                            September 30,     September 30,    December 8,1981
                                                               (Inception) to
                            1997    1996       1997     1996    Sept.30, 1997

Revenues                $      -  $     -    $     -   $     -    $      -

OPERATING EXPENSES:
  Legal and accounting       581        -     41,634     2,975      96,647
  Management services
      (Note 2)            30,000        -     90,000         -      90,000
  Consulting Fees         24,500        -     45,000         -      45,000
  Depreciation Expense       157        -        366         -         366
  Filing and transfer fees   127        -      4,876     1,448      13,386
  Public relations             0        -          -         -      14,414
  Office and Printing
      Expense                 16        -      4,974         -       4,974
  Taxes, Franchise             -        -        660         -         660
  Travel Expenses              -        -        534         -         534
  Other Expenses               -       34          -        34      34,899

  TOTAL OPERATING
      EXPENSES            55,381       34    188,044     4,457     300,880

NET (LOSS) BEFORE
OTHER INCOME (EXPENSES)  (55,381)     (34)  (188,044)   (4,457)   (300,880)

OTHER INCOME AND (EXPENSES):
   Writeoff of advances
   recision of merger          -        -          -         -    (119,110)

   Forgiveness of debt         -        -          -     7,426       7,455

   Interest income             -        -          -         -       3,230

   TOTAL OTHER INCOME
     (EXPENSES)                -        -          -     7,426    (108,425)

NET INCOME (LOSS)      $ (55,381) $   (34) $(188,044)  $ 2,969   $(409,305)

NET (LOSS) PER
     COMMON SHARE      $    (.09) $     *  $    (.08)  $   .01   $     N/A

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES
  OUTSTANDING            623,030   283,213  2,397,697   283,215       N/A

* less than $.01 net loss per share

The accompanying notes are an integral part of the financial statements.

             PETHEALTH SYSTEMS, INC. AND SUBSIDIARY
                 (A DEVELOPMENT STAGE COMPANY)
              CONSOLIDATED STATEMENTS OF CASH FLOWS

                              For the Nine Months Ended     For the Period
                                    September 30,           December 8,1981
                                    (Unaudited)             (Inception) to
                                  1997          1996        Sept. 30, 1997


CASH FLOWS FROM OPERATING ACTIVITIES:

     Net Income (Loss)         (188,044)   $     2,969       $  (409,305)

     Adjustments to reconcile
     net (loss) to net cash used
     by operating activities:
        Depreciation                366              -               366
        Stock issued for
        Services/expenses        24,500              -            50,925

     Changes in operating assets
     and liabilities:
        Increase (decrease) in
       Current liabilities       90,470         (6,734)           94,777
NET CASH (USED) BY
OPERATING ACTIVITIES            (72,708)        (3,765)         (263,237)

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchased Fixed Assets      (3,138)             -            (3,138)

NET CASH (USED) BY
INVESTING ACTIVITIES            (75,846)        (3,765)         (266,375)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance
     of common stock             76,000          3,625           327,964

     Proceeds from issuance
     of Class B common stock          -              -            10,000


     Deferred offering costs          -              -           (71,435)


NET CASH PROVIDED BY
FINANCING ACTIVITIES             76,000          3,625           266,529

NET INCREASE (DECREASE) IN CASH                   (140)              154

CASH, BEGINNING OF PERIOD       $         $        136          $      0

CASH, END OF PERIOD             $   154   $         (4)         $    154

The accompanying notes are an integral part of the financial statements.

             PETHEALTH SYSTEMS, INC. AND SUBSIDIARY
                 (A DEVELOPMENT STAGE COMPANY)
   CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
          For the Nine Months Ended September 30, 1997

                                              Deficit
                                              Accumulated Total
                    Number            Common  During     Stockholders'
                    Of                Stock   Development Equity
                    Shares     Amount        Issuable   Stage    (Deficit)
Balance,
January 1, 1997           57,006,090  $216,954 $     0  $(221,261)    $ (4,307)

January 29, 1997, Pet-
Health Systems, Inc.
acquired all of the
3,000,000 issued and
outstanding shares of
Common Stock of Pet-    600,000,000
Care, Inc. in exchange
for 600,000,000 shares
of Common Stock of
PetHealth Systems, Inc.

February 24, 1997
1 for 200 Reverse
  Stock Split       (653,721,060)

July 1, 1997
Common Shares issued for
 Private Placement       38,000    76,000                 76,000

July 18, 1997
2,700,000 shares are
retired and canceled,    ( 2,700,000)
due to recision of
merger with PetCare, Inc.

490,000 shares will be            -            24,500                  24,500
issued for consulting
services provided to the
company as of October 6, 1997

Net Loss for the
nine months ended
 September 30, 1997       --              --       --   $(188,044)    $(188,044)

Balance,
 September 30,1997    623,030    $292,954 $ 24,500 $(409,305)   $(91,851)


The accompanying notes are an integral part of the financial statements.

             PETHEALTH SYSTEMS, INC. AND SUBSIDIARY
                 (A DEVELOPMENT STAGE COMPANY)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
POLICIES

PetHealth Systems, Inc.,(the "Company") is a development stage organization formed under the laws of the State of Colorado on December 8, 1981. Since inception, the Company has been inactive except for recent organizational and initial financing efforts. The Company's fiscal year end is December 31, and there was no activity prior to the year ended December 31, 1988.

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

In 1997, the Company received advances of monies for its operating expenses from a related company, Ameristar Group Incorporated, in accordance with an agreement between the two companies. All advances shall be repaid by PetHealth Systems, Inc. together with simple interest at the rate of 6 percent. This Agreement was extended until December 31, 1997 at which time the parties will determine if this agreement is to be extended or modified.

             PETHEALTH SYSTEMS, INC. AND SUBSIDIARY
                 (A DEVELOPMENT STAGE COMPANY)

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - CAPITALIZATION
In December of 1981, the Company authorized 50,000 shares of no par value common stock. In March of 1988, the Company amended and restated its certificate of incorporation to authorize 800,000,000 shares of no par value common stock and 100,000,000 shares of $.10 par value preferred stock. No preferred stock is issued or outstanding as of September 30,1997.

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



             PETHEALTH SYSTEMS, INC. AND SUBSIDIARY
                 (A DEVELOPMENT STAGE COMPANY)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - MERGER AND RECISSION WITH PETCARE, INC.
On January 29, 1997, an Agreement and Plan of Share Exchange ("Agreement") was entered into by and between the Company and (I) PetCare, Inc., a Delaware corporation and (ii) the PetCare shareholders. Under the terms of this Agreement, Triangle, Inc. acquired all of the 3,000,000 issued and outstanding shares of common stock of PetCare, Inc. in exchange for 600,000,000 shares of the common stock of Triangle, Inc. It was intended that this transaction shall be a tax-free exchange of shares.

The Company was unable to raise the capital required to implement the PetCare, Inc, business plan (acquisition of operating veterinarian hospitals and consolidation of operations thereof). Therefore, as of July 7, 1997, PetHealth Systems, Inc. and the former principal shareholders of PetCare, Inc., have agreed to the cancellation of the Agreement and Plan of Share Exchange.

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

NOTE 7 - SUBSEQUENT EVENT

The Company will issue 490,000 shares of common stock on October 6, 1997 for consideration of consulting services performed for the company. The 490,000 shares will be issued to related parties of the company at a value equal to the average bid and ask price for the common stock as reported for the five business days prior to October 6, 1997. The Company will issue 400,000 of the 490,000 shares under the 1997 Stock Award Plan.

NOTE 8 - NAME CHANGED

The corporate name has been changed from Triangle, Inc. to PetHealth Systems, Inc. effective February 10, 1997.

Item 2.  Management's Discussion and Analysis of Financial
Conditions and Results of Operations:

Results of Operations

The Company did not have any operating income during the nine month period ended September 30, 1997, and has not had any operating income since its inception. For this period, the registrant recognized a net loss of $ 188,044 compared to a net loss of $4,457 for the period ended September 30, 1996. General and administrative expenses during the current period were funded by Ameristar Capital Corporation, a private corporation affiliated with two former directors of the registrant (who resigned during the period). Expenses were comprised of costs associated with audit, legal and SEC reporting obligations.

In March 1997, the registrant received proceeds of $76,000 from private equity financing. No further equity capital was raised as of September 30, 1997.

Liquidity and Capital Resources

At September 30, 1997 the Company had no capital resources other than an insignificant amount of cash, and will rely on advances from related parties to fund administrative expenses pending acquisition of an operating company. Presently there are no agreements in place for such acquisition, and there is no assurance any acquisition will be consummated. Alternatively, the Company may seek equity funding for administrative costs and anticipated costs of negotiating a possible acquisition, but such equity funding currently is not underway.

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.    Not applicable.
Item 2.   Changes in Securities.
 (a), (b) Not applicable for the three month period covered by this report. However, there was a change in control of the Company in the period ended June 30, 1997, as disclosed in the Form 8-K Report filed in July, 1997.

      (c) During the nine months ended September 30, 1997, the registrant sold 38,000 restricted shares of Common Stock (for $76,000 cash) in a private placement, pursuant to Rule 506 of Regulation D. The shares were sold in May, 1997 to three investors; no underwriter was involved. Subsequent to September 30, 1997, as part of the recission agreement with PetCare, Inc., the Company released the business plans relating to the acquisition and operation of veterinary hospitals to two of the founders of PetCare, Inc. in consideration of their payment in the amount of $76,000. The registrant had previously decided not to pursue the veterinary business plan.

          Also, subsequent to September 30, 1997, $76,000 was refunded to the three private placement investors. In consideration for their investment interest and support, the investors will retain their shares in exchange for a payment of $.01 per share to the Company.

Item 3.   Defaults Upon Senior Securities.    Not Applicable.
Item 4.   Submission of Matters to a Vote of Security Holders. Not Applicable.
Item 5.   Other Information.    None.
Item 6. Exhibits and Reports of Form 8-K. One Form 8-K Report was filed (on July 31, 1997), to report the recission of the merger agreement with PetCare, Inc. See footnote (6) to the financial information in Part I of this 10-QSB Report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed in its behalf by the undersigned, thereunto duly authorized, on November 13, 1997.

          PETHEALTH SYSTEMS, INC.

          By:/s/ Robert Gordon
               Robert Gordon
               President