Form 10KSB
period 1997-12-31
PETHEALTH SYSTEMS INC
filed 1998-03-30
CIK 832810

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549

                          FORM 10-KSB

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required]. For the fiscal year ended December 31, 1997 or

[   ]     Transition report pursuant to Section 13 or 15(d) of the
          Securities Exchange Act of 1934 [No Fee Required]

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

     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the
issuer was required to file such reports): Yes X  No   ; and (2)
has been subject to such filing requirements for the past 90 days:
Yes X  No     .

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB: [ X ].

     State issuer's revenues for its most recent year ended
December 31, 1997: $ -0-.

     State the aggregate market value of the 574,640 shares of voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as reported by the Electronic Bulletin Board of the NASD for the prior week:
$233,447 as March 20, 1998, based on the prior week average bid and ask prices.

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
1,153,027 shares of Common Stock, as of March 3, 1998.

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

     Transitional Small Business Disclosure Format: Yes       No
X

                              PART I

Item 1. Description of Business

     Corporate History Through December 31, 1997.

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

     By December 31, 1991 the registrant had spent most of the proceeds of the public offering on general and administrative expenses, and in an unsuccessful merger transaction with Enterprise Car Rental. Ltd., a British Columbia corporation, the contract for which transaction was signed in 1989. After the merger had been closed, the registrant advanced $120,000 to Enterprise to pay debts and expenses, and in an unsuccessful merger transaction with Enterprise Car Rental and other obligations. When the merger was canceled, Enterprise gave the registrant a promissory note for $150,000 to pay back the advanced funds and to pay the registrant's expenses which had been incurred in the transaction; the note subsequently was written off as uncollectible.

     During fiscal years 1992 through 1995 the registrant's general and administrative expenses were funded with proceeds of the purchase of restricted shares of Common Stock by the principal shareholders of the registrant. During such years, the registrant was inactive except for its continued unsuccessful search for business opportunities.

     As of November 29, 1996 the registrant signed a letter of intent for the acquisition by the registrant of PetCare, Inc. ("PetCare"), a Delaware corporation organized in November, 1996. Such acquisition was closed on February 10, 1997. See below.




     Registration under Section 12(g).

     From 1989 through December 31, 1997 the registrant filed periodic reports with the Securities and Exchange Commission ("Commission"), on a voluntary basis, pursuant to Section 15(d) of the Securities Exchange Act of 1934 ("Exchange Act"). During such period of time, the registrant had no class of securities registered with the Securities and Exchange Commission pursuant to
Section 12 of the Exchange Act.

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

     Acquisition of PetCare, Inc. in February, 1997, and Recision of that Acquisition.

     Pursuant to the Agreement and Plan of Share Exchange ("Exchange Agreement") between the registrant and PetCare, Inc. entered into in February, 1997, the registrant acquired all the outstanding shares of Common Stock of PetCare, Inc. from its shareholders effective as of February 10, 1997, in exchange for 3,000,000 restricted shares of Common Stock of the registrant issued to such individuals.

     In addition, the following occurred in connection with the closing of the Exchange Agreement: the three directors of the registrant (as of February 7, 1996) elected the directors of PetCare, Inc. to the board of directors of the registrant, and the three directors resigned; the name of the registrant was changed to PetHealth Systems, Inc.; and (effective as of February 24, 1997) the outstanding shares of Common Stock of the registrant were subjected to a 1 for 200 reverse stock split. Except as otherwise noted, all share and per share information in this Report reflects the reverse stock split. As of February 10, 1997, there were issued and outstanding 3,285,030 shares of Common Stock of the registrant.

     PetCare, Inc. had intended to acquire and generate a series of operating companion pet veterinarian hospitals; however, the registrant was unable to raise the capital required to implement the PetCare, Inc. business plan subsequent to the consummation of the Exchange Agreement. Therefore, the Exchange Agreement was canceled as of July 14, 1997.

     Upon cancellation of the Exchange Agreement, the following events occurred:

     (a) 2,700,000 of the 3,000,000 shares of Common Stock (which the registrant originally had issued to the five principal shareholders of PetCare, Inc. in exchange for their shares of Common Stock of PetCare, Inc.), were returned to the registrant for cancellation. Such shares were returned by Ted A. Sprinkle, Jr., Kenneth J. Rotondo, Thomas A. LeVine, Joseph J. Messina, and MIS Management, Inc. (an affiliate of Martin I. Saposnick). No consideration was provided by the registrant, or any third party, in connection with such return of shares. The remaining 300,000 shares of Common Stock, which had been originally issued to minority shareholders of PetCare, Inc. for services provided to PetCare, Inc. prior to its acquisition by the registrant, were not returned to the registrant for cancellation.

     (b) Ted A. Sprinkle, Jr. (who became President and a director of the registrant in February, 1997), and Kenneth J. Rotondo (who became Executive Vice President and a director of the registrant in February, 1997), resigned their positions with the registrant. Thereafter, on July 18, 1997, Joseph J. Messina (who became a director of the registrant in February, 1997), and Martin I. Saposnick (who became a director of the registrant in February, 1997), acting as the remaining directors on the board of directors of the registrant, elected as directors and/or officers of the registrant, as of July 18, 1997, the following persons: Robert Gordon, Director, President (Chief Executive Officer) and Chief Financial Officer; Chip Kurzenhauser, Director; Bryan Skelton, Director; and Gera Laun, Secretary. Thereafter, as of July 18, 1997, Mr. Messina and Mr. Saposnick resigned as directors of the registrant.

     (c) The registrant determined not to further pursue the PetCare, Inc. business plan. No veterinarian hospitals have been acquired and there are no contracts for such acquisitions. By a separate Letter Agreement entered into in October of 1997, between the registrant and two of the original founders of PetCare, Inc. (Kenneth J. Rotondo and Ted A. Sprinkle, Jr.), the registrant assigned all of its rights to the PetCare, Inc. business plan to Healthy Pet, Inc. (a new company affiliated with Dr. Sprinkle and Dr. Rotondo) for $76,000 cash paid by Healthy Pet to the registrant. The registrant also agreed not to compete with Healthy Pet. Healthy Pet is not affiliated with the registrant or any affiliate of the registrant. Such $76,000 was returned to the two investors who had purchased shares of the registrant in fiscal 1997. Such persons subsequently bought 38,000 restricted shares of Common Stock from the registrant for $.01 per share.

The registrant also has demanded that Healthy Pet issue 123,795 restricted shares of Common Stock to the registrant, however such shares have not been received as of the date of this report.

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

     (b)  Not applicable.

     (c) At the meeting, shareholders voted in favor of an amendment to the Articles of Incorporation to change the name of the registrant to "PetHealth Systems, Inc."; the 1 for 200 reverse stock split of the then outstanding shares of Common Stock; the adoption of the 1997 Stock Award Program and the reservation thereunder of (post split) 300,000 shares of Common Stock; the readoption of the Incentive Stock Option Plan; and the relocation of the legal domicile of the registrant from Colorado to Delaware, to be implemented by the Board of Directors at a future date in its discretion.

     (d)  Not applicable.

                             PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.

(a)  Market information.

     The registrant's Common Stock was not publicly traded during the two fiscal years ended December 31, 1997 except for 232,000 shares (before the 1 for 200 reverse split) at $.05 per share, prior to the registrant's transaction with PetCare, Inc. Since December 31, 1997, the registrant's Common Stock has been quoted under the symbol " PHSI " on the NASD's Electronic Bulletin Board. However, there have been few shares traded. The current price quotation as of this report date is $.0625 bid and $.75 asked.

(b)   Holders.

     At March 9, 1998, there were approximately 73 shareholders of record of the registrant's Common Stock.

(c)  Dividends.

     The registrant has not paid any cash dividends with respect to its Common Stock. There are no contractual restrictions on the registrant's present or future ability to pay cash dividends, however, the registrant intends to retain any earnings in the near future for operations.

(d)  Recent Sales of Unregistered Securities.

     During the three years ended December 31, 1997, the registrant has sold shares of Common Stock without registration under the Securities Act of 1933, as set forth below. The registrant has not sold, through the date of this report, any securities pursuant to Regulation S and has no intention of conducting any such sales in the future.

     A total of 6,575 shares (after application of the 1 for 200 reverse stock split in 1997) were sold in 9 separate transactions with officers and directors of the registrant, for total cash proceeds to the registrant of $13,150 ($2.01 per share). Such proceeds were used to pay general and administrative costs.

     In February 1997, the registrant issued 3,000,000 shares to the shareholders of PetCare, Inc. in exchange for the 3,000,000 (100%) shares of Common Stock of that company held by such persons. In fiscal 1997, 2,700,000 of such shares were returned to the registrant by the original recipients thereof, in connection with the cancellation of the Exchange Agreement.

     As disclosed in subparagraphs (i) through (ii) below, as payment for services provided to the registrant, and for expenses paid on behalf of the registrant, the registrant has issued 490,000 shares of Common Stock, all as of October 6, 1997.

     (i) 400,000 of the 490,000 shares were issued under the 1997 Stock Award Plan (registered on Form S-8), an additional 50,000 shares were issued as restricted securities (not registered on Form S-8), to the persons and in the respective amounts set forth below, and 40,000 shares were issued to new officers and directors (see
(ii) below):

          (a) services which have been performed (and expenses which have been paid) by Ameristar Group Incorporated, an affiliate of Joseph J. Messina and Martin I. Saposnick (former directors of the registrant who were elected to the board of directors in connection with the closing of the original Exchange Agreement, and who resigned such positions in fiscal 1997), in the amounts of 100,000 shares to Wilmont Holdings Corp., an affiliate of Mr. Messina, and 100,000 shares to Remsen Group, Ltd., an affiliate of Mr. Saposnick;

          (b) services provided by consultants to the registrant, in the amount of 150,000 shares;

          (c) services provided by Robert K. Ellis, a former officer and director of the registrant who resigned upon closing of the original Exchange Agreement, in the amount of 25,000 shares, and services provided by Peter Ellis, a former officer and director of the registrant who resigned upon closing of the original Exchange Agreement, in the amount of 25,000 shares. Further, an additional 50,000 shares were issued as restricted securities (not registered on Form S-8), in the amounts of 25,000 shares to Robert
K. Ellis and 25,000 shares to Peter Ellis, for services provided by such persons. The total of 100,000 shares issued to such two individuals take the place of and cancel the proposed issuance of 75,000 shares to Robert K. Ellis (and an additional 75,000 shares to his son Peter Ellis), plus an additional issuance of warrants to purchase 75,000 shares of Common Stock, all as had been disclosed in the registrant's Form 10-KSB Report for fiscal 1996; and

     (ii) 40,000 shares of the 490,000 shares were issued as restricted securities (not registered on Form S-8) to the new officers and directors of the registrant, for services provided to the registrant, in the amounts of 20,000 shares to Robert Gordon, 5,000 shares to Gera Laun, 5,000 shares to Chip Kurzenhauser, and 10,000 shares to Bryan Skelton; and

     An incentive stock option to purchase 50,000 shares of Common Stock has been issued to a consultant not affiliated with the registrant. The option was issued under the Incentive Stock Option Plan of the registrant, which Plan is registered with the Securities and Exchange Commission on Form S-8. The option is exercisable for three years from July 18, 1997, at $0.50 per share.

     No underwriters were involved in the foregoing transactions.
None of the securities were offered to the public.

     In connection with the foregoing transactions, the registrant relied upon the exemption from the Section 5 registration requirements of the Securities Act of 1933, provided by Section 4(2) thereof. Each person who acquired such shares either was an officer and director of the registrant (with respect to the transaction up until the closing of the original Exchange Agreement), or represented to the registrant in connection with the shares acquired under the Exchange Agreement that he was experienced in financial and investment matters, that he had reviewed all filings made by the registrant pursuant to Section 15(d) of the Securities Exchange Act of 1934 prior to closing of the Exchange Agreement, and that he was acquiring such shares for investment purposes under Rule 144 of the Securities Act of 1933. Shares issued to the current officers and directors (see (ii) above) were issued as restricted securities to such persons as officers and directors, under Section 4(2).

Item 6.  Management's Discussion and Analysis or Plan of Operation.

     The following table sets forth certain selected financial data with respect to the registrant, and is qualified in its entirety by reference to the financial statements and notes thereto filed herewith:

                 Fiscal Years Ending December 31,
               1997      1996      1995      1994      1993
Total Assets   $3,260    $ -0-     $   136   $   116   $  123
Short-Term
Obligations    $130,674  $4,307    $10,840   $ 9,767   $8,283
Net Sales      $ -0-     $ -0-     $ -0-     $ -0-     $ -0-
Net Income
(Loss)         $(149,987)$2,767    $(6,853)  $(5,216)  $(33,944)
Net Income
(Loss) per
Common Share   $(.12)    $ (a)     $ (a)     $ (a)     $ (a)
Dividends per
Common Share   $ -0-     $ -0-     $ -0-     $ -0-     $ -0-
(a)  Less than $0.01 per share.

Plan of Operation

     For the 12 months ending December 31, 1998 the registrant will require an indeterminate amount of capital. It is possible that the registrant will be successful in locating a business opportunity and negotiating and closing an acquisition thereof by the issuance of restricted shares of the registrant's Common Stock, without the necessity of paying any cash consideration for such acquisition. However, if the registrant cannot effect a non-cash acquisition, the registrant may have to raise funds from a private offering of its securities under Rule 506 of Regulation D. There is no assurance the registrant would obtain any such equity funding.

     As of the date of this report, and throughout fiscal 1997, the registrant's general and administrative expenses which were paid have been funded by advances from Ameristar Capital Corporation, a private corporation affiliated with Joseph J. Messina and Martin I. Saposnick, former directors of the registrant. As of December 31, 1997, such advances represent $2,500 of the liabilities of the registrant, and the consulting agreement with Ameristar represents $120,000 of such liabilities. See Note 2 to financial Statements, "Related Party Transactions" and Part III, Item 12 "Certain Relationships and Related Transactions."

Liquidity and Capital Resources

     As of December 31, 1997 the registrant's current liabilities exceeded current assets by $130,029. For such year, the registrant recognized a net loss of $225,987 on $-0- revenues, compared to net income in 1996 of $2,767 on $ -0- revenues, and $7,455 of other income recognized from the forgiveness of debt. Expenses in 1996 and 1997 were comprised of general and administrative costs associated with audit, legal and SEC reporting obligations; such costs were funded in 1996 with proceeds of the registrant's sales of shares of Common Stock to officers and directors, and in 1997 by advances from Ameristar. See Part II, Item 5 "Recent Sales of Unregistered Securities."

Results of Operations

     For the two years ended December 31, 1997 the registrant was engaged in no active business. The proposed business through the acquisition of PetCare, Inc. in 1997 was wholly unsuccessful. Activities (other than in connection with the unsuccessful transaction with PetCare, Inc.) were limited to looking at various business opportunities for possible acquisition by the registrant, and paying the costs incident to periodic reporting to the Commission, and audit and legal fees associated therewith.

Item 7.  Financial Statements.

     Financial statements of the registrant, as of December 31, 1997 and for the two years then ended, are included in this report and incorporated herein by reference.

Item 8.   Changes In and Disagreements With Accountants on
          Accounting and Financial Disclosure.

     There were no changes in or disagreements with accountants on accounting and financial disclosure matters in fiscal 1996 or 1997.

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

     In March 1997, the registrant engaged a separate independent accounting firm (Janet Loss, CPA) to audit and report upon the financial statements of the registrant for fiscal 1996 and fiscal
1997.

     On March 25, 1997, the registrant filed a Current Report on
Form 8-K concerning the change in accounting firms.

                  PETHEALTH SYSTEMS, INC.
               (A DEVELOPMENT STAGE COMPANY)


               Index to Financial Statements



Independent Auditor's Report . . . . . . . . . . . . .F-10

Financial Statements:

     Balance Sheets. . . . . . . . . . . . . . . . . .F-11

     Statements of Operations. . . . . . . . . . . . .F-12

     Statements of Stockholders' Equity (Deficit). . .F-13

     Statements of Cash Flows. . . . . . . . . . . . .F-14

     Notes to Financial Statements . . . . . . . . . .F-15 - F-17

                     Janet Loss, C.P.A., P.C.
                   Certified Public Accountant
               3525 S.  Tamarac Drive, Suite 120
                      Denver, Colorado 80237


Board of Directors
PetHealth Systems, Inc.
(A Development Stage Company)

I have audited the accompanying balance sheets of PetHealth Systems, Inc. (a development stage company)as of December 31, 1997 and 1996, and the related statements of operations, shareholders' equity (deficit) and cash flows for the years ended December 31, 1997, 1996 and 1995. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PetHealth Systems, Inc. (a development stage company) as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years ended December 31, 1997, 1996 and 1995.



/s/ Janet Loss
Janet Loss, C.P.A., P.C.


March 27, 1998

                       PETHEALTH SYSTEMS, INC.
                    (A DEVELOPMENT STAGE COMPANY)

                     CONSOLIDATED BALANCE SHEETS

                                        December 31, December 31,

                                            1997          1996
                               ASSETS
CURRENT ASSETS:
     Cash in checking                   $       265    $        0
     Stock Receivable                           380             0

     TOTAL CURRENT ASSETS               $       645    $        0

FIXED ASSETS:
     Equipment                                3,138             0
     Less accumulated appreciation             (523)            0

     Net Fixed Assets                         2,615             0

     TOTAL ASSETS                       $     3,260    $        0


            LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT  LIABILITIES:
     Accounts payable                    $    8,174    $    4,307
     Due to Ameristar Group
       Incorporated (see Note 2)            122,500             0

     TOTAL CURRENT LIABILITIES              130,674         4,307

STOCKHOLDERS' (DEFICIT):
     Preferred Stock, $.10 par value,
     100,000,000 shares authorized,
     none issued                                    -           -

     Common Stock, Class A no par value,
     800,000,000 shares authorized,
     1,153,027 and 285,030 shares
     issued and outstanding                   243,834     216,954

     Deficit accumulated during
     development stage                      (371,248)   (221,261)

     TOTAL STOCKHOLDERS' (DEFICIT)          (127,414)     (4,307)

TOTAL LIABILITIES AND
     STOCKHOLDERS' EQUITY (DEFICIT)        $   3,260   $       0

The accompanying notes are an integral part of the financial statements.





                      PETHEALTH SYSTEMS, INC.
                    (A DEVELOPMENT STAGE COMPANY)

                      STATEMENTS OF OPERATIONS
                                                                  December
                                                                  8,1981
                         Year Ended    Year Ended    Year Ended   (Inception) to
                         December 31,  December 31,  December 31, December 31,
                             1997         1996           1995        1997


Revenues                 $      -      $       -     $      -            -

OPERATING EXPENSES:
  Legal and accounting     46,650          2,975        6,395       101,663
  Management services
     (Note 2)             120,000              -            -       120,000
  Consulting Fees          47,000              -            -        47,000
  Depreciation Expense        523              -            -           523
  Filing and transfer fees  5,550          1,649          250        14,060
  Public relations              -              -            -        14,414
  Office and Printing       4,776              -            -         4,776
  Taxes, Franchise            685              -            -           685
  Travel Expense              534              -            -           534
  Other Expenses              269             64          208        35,168

TOTAL OPERATING EXPENSES  225,987          4,688        6,853       338,823

NET (LOSS) BEFORE
OTHER INCOME (EXPENSES)  (225,987)        (4,688)      (6,853)     (338,823)

OTHER INCOME AND (EXPENSES):
 Writeoff of advances
 recision of merger             -              -            -      (119,110)

 Sale of business plans    76,000                                    76,000

 Forgiveness of debt            -          7,455            -         7,455

 Interest income                -              -            -         3,230

TOTAL OTHER INCOME
     (EXPENSES)            76,000          7,455            -       (32,425)

NET INCOME (LOSS)       $(149,987)      $  2,767     $ (6,853)    $(371,248)

NET (LOSS) PER
     COMMON SHARE       $    (.08)      $     .01    $   (.02)    $   N/A

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING 1,888,492       284,781       281,760       N/A


The accompanying notes are an integral part of the financial statements.


                        PETHEALTH SYSTEMS, INC.
                     (A DEVELOPMENT STAGE COMPANY)
               STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
            For the Years Ended December 31, 1997 and 1996
                          Common Stock
                                                       Deficit
                                                       Accumulated Total
                                  Number               During      Stockholders'
                                  of                   Development Equity
                                  Shares      Amount   Stage       (Deficit)

Balance, January 1, 1996          56,643,090  $213,324  $(224,028) $(10,704)

Issuance of stock to officer for
cash, January 1996 ($.01 per share)  100,000     1,000         --     1,000

Issuance of stock to officer for
cash, February 1996($.01 per share)  260,000     2,600         --     2,600

Issuance of stock to officer for
cash, December, 1996($.01 per share)   3,000        30         --        30

Net Income for y/e December 31, 1996      --        --      2,767     2,767

Balance, December 31, 1996        57,006,090  $216,954  $(221,261) $ (4,307)

January 29, 1997, PetHealth Systems,
Inc. acquired all of the 3,000,000
issued and outstanding shares of
Common Stock of PetCare, Inc.in  600,000,000
exchange for 600,000,000 shares of
Common Stock of PetHealth Systems, Inc.

February 24, 1997 1 for 200 Reverse
 Stock Split                    (653,721,063)

July 1, 1997 Common Shares issued
for Private Placement                 38,000      76,000             76,000

July 18, 1997 2,700,000 shares are
retired and canceled, due to      (2,700,000)
recision of merger with PetCare, Inc.

490,000 shares issued for consulting 490,000      24,500             24,500
services provided to the company as
of October, 1997

October 16, 1997, cancellation of
private placement                    (38,000)    (76,000)           (76,000)

October 16, 1997, stock issued for
cash, ($.01 per share)                38,000         380                380

December 11, 1997 Shares issued for
consulting services                   40,000       2,000              2,000

Net Loss for the year ended
December 31, 1997                         --          --$(149,987)$(149,987)

Balance, December 31, 1997         1,153,027    $243,834$(371,248)$(127,414)
The accompanying notes are an integral part of the financial statements.




                             PETHEALTH SYSTEMS, INC.
                       (A DEVELOPMENT STAGE COMPANY)

                          STATEMENTS OF CASH FLOWS

            For the Years Ended December 31, 1997, 1996 and 1995
                                                                 December 8,1981
                           Year Ended   Year Ended   Year Ended  (Inception) to
                             12/31         12/31       12/31     December 31,
                             1997           1996        1995         1997

CASH FLOWS FROM OPERATING ACTIVITIES:

     Net Income (Loss)        $ (149,987) $    2,767 $  (6,853) $ (371,248)

     Adjustments to reconcile
     net (loss) to net cash used
     by operating activities:

        Amortization                   -           -         -         750
        Depreciation                 523           -         -         523
        Stock issued for
        Services/expenses         26,500           -         -      52,925

     Changes in operating assets
     and liabilities:

        Increase (decrease) in
        accounts payable           3,867       6,533     1,073       8,174
        Increase in stock receivable(380)          -         -        (380)
        Increase in due to
        Ameristar Group Inc.     122,500           0               122,500

NET CASH PROVIDED(USED) BY
OPERATING ACTIVITIES               3,023      (3,766)   (5,780)   (186,756)

CASH FLOWS FROM INVESTING ACTIVITIES:
     Organization costs                -           -                  (750)
     Purchased Fixed Asset        (3,138)                           (3,138)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from issuance
     of common stock                 380       3,630     5,800     252,344

     Proceeds from issuance
     of Class B common stock           -           -         -      10,000

     Deferred offering costs           -           -         -     (71,435)

NET CASH PROVIDED (USED)BY
FINANCING ACTIVITIES              (2,758)      3,630     5,800     187,021

NET INCREASE (DECREASE) IN CASH      265        (136)       20         265

CASH, BEGINNING OF PERIOD    $         0   $     136 $     116   $       0

CASH, END OF PERIOD          $       265   $       0 $     136   $     265
The accompanying notes are an integral part of the financial statements.

                         PETHEALTH SYSTEMS, INC.
                      (A DEVELOPMENT STAGE COMPANY)

                      NOTES TO FINANCIAL STATEMENTS


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PetHealth Systems, Inc. (the Company) is a development stage organization formed under the laws of the State of Colorado on December 8, 1981. Since inception, the company has been inactive except for recent organizational and initial financing efforts. The Company's fiscal year end is December 31, and there was no activity prior to the year ended December 31, 1988.

     Accounting Method
     The Company records income and expenses on the accrual method.

    Organization Costs
     Costs incurred in organizing the Company were amortized over a sixty-month period.

     Deferred Offering Costs
     The Company incurred costs in connection with its public offering. When the offering of the Company's stock was successful in April of 1989, these costs were charged as a reduction of the proceeds of the offering.

NOTE 2 - RELATED PARTY TRANSACTIONS

Consulting Agreement - Ameristar Group Incorporated. The Company has agreed to pay Ameristar Group Incorporated $10,000 per month for the first 12 months after the first receipt of funds from an equity financing of the Company, for financial consulting and general administrative support services which are provided to the Company by Ameristar Group Incorporated. No payments have been made as of the date of this report. Such general administrative support services have included the provision of office space and equipment, telephone and other telecommunication services, and administrative and clerical support staff. Such agreement was not negotiated at arms'length due to the relationship between the Company and Mr. Saposnick and Mr. Messina, former directors and record or beneficial shareholders of the Company.

In 1997, the Company received advances of monies for its operating expenses from a related company, Ameristar Group Incorporated, in accordance with an agreement between the two companies. All advances shall be repaid by PetHealth Systems, Inc. together with simple interest at the rate of 6 percent. This Agreement was extended until June 30, 1998 at which time the parties will determine if this agreement is to be extended or modified.

The company issued 490,000 shares of common stock on October 6, 1997 for consideration of consulting services performed for the company. The 490,000 shares were issued to related parties of the company at a value equal to the average bid and ask price for the common stock as reported for the five business days prior to October 6, 1997. The Company issued 400,000 of the 490,000 shares under the 1997 Stock Award Plan. On December 11, 1997, 40,000 shares were issued for consideration of consulting services performed for the company.







                         PETHEALTH SYSTEMS, INC.
                      (A DEVELOPMENT STAGE COMPANY)

                     NOTES TO FINANCIAL STATEMENTS

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

NOTE 6 - MERGER AND RECISION WITH PETCARE, INC.

On January 29, 1997, an Agreement and Plan of Share Exchange ("Agreement") was entered into by and between the Company and (i)PetCare, Inc., a Delaware corporation and (ii) the PetCare shareholders. Under the terms of this Agreement, Triangle, Inc. acquired all of the 3,000,000 issued and outstanding shares of common stock of PetCare, Inc. in exchange for 600,000,000 shares of the common stock of Triangle, Inc. It was intended that this transaction shall be a tax-free exchange of shares.

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

The corporate name has been changed from Triangle, Inc. to PetHealth Systems, Inc. effective February 10, 1997.

                             PART III

Item 9. Directors, Executive Officers, Promoters and Control
        Persons, Compliance with Section 16(a) of the Exchange
        Act.

     The officers and directors of the Company as of the date of this report are:

Name                      Position
Robert Gordon                        Director, President
                                     (Chief Executive
                                     Officer), Chief
                                     Financial Officer
Gera Laun                            Secretary

Chip Kurzenhauser                    Director
Bryan Skelton                        Director

     Robert Gordon is President as well as Chief Financial Officer and Director. He is also President and a Director of Concorde Strategies Group, Inc., a public company that intends to acquire small growing businesses. Mr. Gordon was previously Executive Vice President of Contex, Inc., an investment banking and consulting firm in Naples, Florida. Prior to Contex, Mr. Gordon was Managing Director of Taffy's Dancewear, an apparel company, President and Chief Operating officer of a public company, Maxaxam Corporation, that manufactured precision parts and conducted research and development, a management consultant, Executive Vice President of Marsan Securities Co., Inc., a financial services company, and Director of MIS for Kinney Shoe Corporation. Mr. Gordon has a B.A. degree in Economics from Union College.

     Gera Laun is Secretary. Ms. Laun is also Secretary and Treasurer of Ameristar Capital Corporation, an equipment leasing company, and Secretary of Concorde Strategies Group, Inc., a public company that intends to acquire small growing businesses. Previously, Ms. Laun was Manager, Processing Department of Vendor Funding Co., Inc. an equipment leasing and asset based lending company. Also, Ms. Laun was Manager, Mail Order Catalog/Retail for La Shack, Inc.

     Chip Kurzenhauser is a Director. Mr. Kurzenhauser has, since 1990, been self employed as a business representative and consultant for various companies and projects. Among his work during this period he has served as a consultant to American Exposition, Inc. A New York City based company engaged in conducting interactive, multi-media and digital video trade seminars; Post Perfect, Inc., also a New York City based company engaged in video post production; and he has been engaged as a producer/consultant by several media production companies including, among others, EMI Music Group, Globalvision, Inc. and Crystal Vision Productions. Prior thereto, from 1988 to 1990, Mr. Kurzenhauser served as Vice President for Finance and production Control for Viacom Productions, inc. Mr. Kurzenhauser holds a Bachelor of Arts Degree from Hofstra University and a Masters of Business Administration from Fordham University. He has also won critical acclaim for his work and has received EMMYS for his work with both "20/20" and "The Great American Dream Machine."

     Bryan Skelton, CPA, is a Director. For the past ten years, Mr. Skelton has been associated with Lucent Technologies, and is currently Assistant Controller of Consolidations and External Reporting. Previously, Mr. Skelton was a Management Consultant for KPMG Peat Marwick performing financial consulting services. Prior to that, Mr. Skelton was involved in financial systems development for AT&T Information Systems. Mr. Skelton has an M.S. degree in taxation and an MBA degree in finance.

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

Item 10.  Executive Compensation.

     The following table sets forth the compensation paid to the Chief Executive Officer, of the registrant in the three fiscal years ended December 31, 1997. No other executive officers of the registrant have received any compensation in the three fiscal years ended December 31, 1997.

     Subsequent to December 31, 1996, the Company issued securities to Robert K. Ellis, former President and director of the Company, and to Peter Ellis, former Secretary and Treasurer and director of the Company, for the services provided by such persons for many years to the Company for which they were not paid any compensation. Such securities (shares of Common Stock) replace the Warrants which had previously been proposed to be issued to such persons. See
Part II, Item 5. The shares issues in 1997 were of minimal value.

                                Summary Compensation Table

                                  Long Term Compensation
           Annual Compensation             Awards                Payouts
(a)            (b)   (c)       (d)      (e)     (f)       (g)       (h)    (i)
                                       Other
Name                                   Annual  Restricted         All    Other
and                                    Compen- Stock              LTIP   Compen-
Principal                              sation  Award(s)  Options/ Payouts sation
Position        Year Salary($) Bonus($)    ($)     ($)    SARs(#)     ($)    ($)
--------------------------------------------------------------------------------
Robert Gordon   1997      -0-      -0-     -0-      -0-       -0-     -0-    -0-
President,
CEO, CFO

Robert K. Ellis 1996     $-0-      -0-     -0-     $-0-       -0-     -0-   $-0-
CEO and         1995      -0-     $-0-     -0-      -0-       -0-      --    -0-
President

Cash Compensation.

As of the date of this report, there is no policy regarding payment of any fees to non-executive directors, but such persons will be reimbursed for out-of-pocket expenses related to the business of the Company or attendance at meetings of the board of directors.

Stock Plans.

Incentive Stock Option Plan.

The Company adopted an Incentive Stock Option Plan ("ISOP") in 1988, and the shareholders of the Company readopted the ISOP in February 1997, to provide for the grant of options to purchase Common Stock; the options are intended to qualify for the delayed income recognition provisions of Section 422A of the Internal Revenue Code of 1986, as amended. 50,000 shares are reserved for issue on exercise of options which may be granted in the future. Options may be granted to employees and directors of the Company, as determined by the board of directors or a committee thereof.
The exercise price must always equal at least the fair market value of the Common Stock on option grant date; options granted to holders of more than 10% of the Company's Common Stock must have an exercise price equal to 110% of fair market value on the option grant date. Options may have a term of up to 10 years, except for options granted to 10% holders, which must have a term not exceeding 5 years. Options to purchase 50,000 shares have been granted to date. The Company has filed with the Commission a registration statement on Form S-8 to register the resale of such shares as may be issued on exercise of options which may be granted in the future.

1997 Stock Award Plan.

In 1997, the Company adopted the 1997 Stock Award Plan, pursuant to which up to 400,000 shares of Common Stock may be issued to persons for consulting or other services provided to the Company, as determined by the board of directors or a committee thereof. Such shares will be valued based on market price at the time of issue and the services provided; issuance of shares will constitute income to the recipient and be treated as an expense on the books of the Company. The Company has filed a registration statement on Form S-8 to register the resale of such shares as may be issued.
In February 1997 the new board of directors of the Company approved the issuance of 75,000 shares to two former officers (37,500 shares each), for services valued at $75,000 ($37,500 each) previously provided to the Company. See "Certain Relationships and Related Transactions."


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





Title of      Name and Address of           Amount and Nature of     Percent of
Class         Beneficial Owner              Beneficial Ownership     Class
Common,       Robert Gordon*                20,000 shares            1.7%
no par        444 Madison Ave., Ste 1710    direct
              New York, NY 10022

              Gera Laun*                    5,000 shares             0.4%
              444 Madison Ave., Ste 1710    direct
              New York, NY 10022

              Chip Kurzenhauser*            5,000 shares             0.4%
              444 Madison Ave., Ste 1710    direct
              New York, NY 10022

              Bryan Skelton*                49,600 shares            4.3%
              444 Madison Ave., Ste 1710    direct
              New York, NY 10222

              Remsen Group, Ltd.            100,000 shares           8.7%
              40 Remsen Street              direct
              Brooklyn, NY 11223

              J. J. Kadele, Inc.            100,000 shares           8.7%
              37 Parkway East               direct
              Yonkers, NY 10701

              Wilmont Holdings Corp.        100,000 shares           8.7%
              33 Wilputte Place             direct
              New Rochelle, NY 10804

              Robert K. Ellis               65,378 shares            5.7%
              830 N.E. Loop 410 Ste 305B    direct
              San Antonio, TX 78209

              Peter Ellis                   73,409 shares            6.4%
              1938 W Woodlawn               direct
              San Antonio, TX 78201

              David Joshua Consulting Inc.  60,000 shares            5.2%
              92 Orange Avenue Box 343      direct
              Suffern, NY 10901

              Officers and directors
              as a group (4 persons)        79,600                   6.9%

    *    Officer and/or director

Item 12.  Certain Relationships and Related Transactions

    Exchange Transaction. The original Exchange Agreement, pursuant to which PetCare, Inc. was acquired as a wholly-owned subsidiary, and the Company was recapitalized by the reverse stock split, was negotiated at arms' length between the former directors of the Company, and the directors of PetCare, Inc. (such four individuals became the directors of the Company following the Exchange in February 1997, then resigned later in 1997). The shares of Common Stock of PetCare, Inc. which were acquired by the PetCare, Inc. shareholders were purchased by such persons for $3,000 aggregate cash consideration, and for services provided by such persons and by other shareholders of PetCare, Inc. Subsequent to their capitalization of PetCare, additional funding of approximately $50,000 has been provided by Ameristar Group Incorporated, a corporation owned by Mr. Saposnick and Mr. Messina, former directors of the registrant.

    Issuance of Shares to Officers. During the two fiscal years ended December 31, 1996 the Company issued 6,575 shares of restricted Common Stock to two former officers at $2.01 per share
(for a total of $13,150 cash) contributed to the Company by such persons to pay general and administrative expenses.

    Consulting Agreement - Ameristar Group, Incorporated. The Company has agreed to pay Ameristar Group, Incorporated $10,000 per month for the 12 months after first receipt of funds from an equity financing of the Company, for financial consulting and general administrative support services which are provided to the Company by Ameristar Group, Incorporated. Such general administrative support services have included the provision of office space and equipment, telephone and other telecommunication services, and administrative and clerical support staff. Such agreement was not negotiated at arms' length due to the relationship between the Company and Mr. Saposnick and Mr. Messina, who were directors in fiscal 1997 and who continue to be beneficial shareholders of the Company.

    Issuance of Shares by PetCare, Inc. Prior to Exchange. Prior to the negotiation of the Agreement and Plan of Share Exchange between PetCare, Inc. and the Company, in December, 1996 PetCare, Inc. issued 300,000 shares of Common Stock, to persons not affiliated with PetCare, Inc., for services provided to PetCare including legal, accounting and marketing consulting services.
Such shares were exchanged for an equal number of shares of Common Stock of PetHealth Systems, Inc. upon consummation of the Exchange. Such shares of PetHealth Systems, Inc. constituted restricted securities under the 1933 Act and Rule 144 promulgated thereunder by the Commission, however, because such shares were issued as compensation under a compensatory plan or contract pursuant to Rule 701 promulgated by the Commission, such shares may be resold by the holders without registration under the Act commencing 90 days after issuance by PetCare, Inc.

    Proposed Acquisition of Animal Health Center. Dr. Kenneth J. Rotondo, an officer, director and principal shareholder of the Company, is the owner and chief executive officer of Animal Health Center ("AHC"), a veterinary hospital located in Clifton Park, New York. In fiscal 1997, the Company had entered into a letter of intent with Dr. Rotondo to acquire AHC on terms to be finalized. However, this transaction was abandoned by the parties in fiscal 1997 due to the recision of the Exchange. See Part I, Item 1.

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

    Form 8-K filed on March 20, 1997 re: change in registrant's certifying accountants

    Form 8-K/A filed on April 11, 1997 re: amendment to Form 8-K filed on February 19, 1997 - certified financial statements for registrant and PetCare, Inc. for December 31, 1996 and consolidated pro-forma for December 31, 1996.

     Form 8-K filed on July 31, 1997 re: recision of the merger agreement with PetCare, Inc.

     Form 8-K/A filed on October 14, 1997 re: issuance of Common
Shares

Signatures

In accordance with Section 13 of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


PetHealth Systems, Inc.
(Registrant)

/s/ Robert Gordon
Robert Gordon
March 30, 1998



Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ Robert Gordon
Robert Gordon, President, Chief
Financial Officer, Director
March 30, 1998


/s/ Gera Laun
Gera Laun, Secretary
March   30, 1998


/s/ Chip Kurzenhauser
Chip Kurzenhauser, Director
March 30, 1998


/s/ Bryan Skelton
Bryan Skelton, Director
March 30, 1998