Form 10QSB
period 1998-03-31
PETHEALTH SYSTEMS INC
filed 1998-04-28
CIK 832810

U.S. SECURITIES AND EXCHANGE COMMISSION
                       Washington, DC 20549



                           FORM 10-QSB



(Mark One)     [X] QUARTERLY REPORT PURSUANT TO SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended March 31, 1998

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

1,153,027 shares of Common Stock, no par value, outstanding on April 24, 1998.

     PETHEALTH SYSTEMS, INC.
                  Form 10-QSB Quarterly Report
              For the Period Ended March 31, 1998
                       Table of Contents


                                                          Page
PART I -- FINANCIAL INFORMATION

Item 1.  Financial Statements                                3

     Unaudited Balance Sheets at March 31, 1998 and
     December 31, 1997                                       4

     Unaudited Statements of Operations For Three
     Months Ended March 31, 1998 and March 31, 1997
     and From Inception (December 8, 1981) through
     March 31, 1998                                          5

     Unaudited Statements of Cash Flows For Three
     Months Ended March 31, 1998 and 1997 and From
     Inception (December 8, 1981) to March 31, 1998          6

     Statement of Stockholders' Equity (Deficit)             7

Item 2.  Management's Discussion and Analysis of             8
       Financial Condition and Results of
       Operations

PART II -- OTHER INFORMATION                                 9

Item 1.  Legal Proceedings                                   9

Item 2.  Changes in Securities                               9

Item 3.  Defaults Upon Senior Securities                     9

Item 4. Submission of Matters to a Vote of Security Holders  9

Item 5.  Other Information                                   9

SIGNATURES                                                   9

PART 1.  FINANCIAL INFORMATION

Item 1. Financial Statements:

BASIS OF PRESENTATION

The accompanying unaudited financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB
and item 310 under subpart A of Regulation S-B.   Accordingly, they
do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying statements should be read in conjunction with the audited financial statements for the years ended December 31, 1997 and 1996. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the three months ended March 31, 1998 are not necessarily indicative of results that may be expected for the year ending December 31, 1998. The financial statements are presented on the accrual basis.


                    PETHEALTH SYSTEMS, INC.
                 (A DEVELOPMENT STAGE COMPANY)

                   BALANCE SHEETS (UNAUDITED)
                                       March 31,     December 31,
                                          1998           1997
                             ASSETS
CURRENT ASSETS:
    Cash in checking                            20   $      265
    Stock Receivable                    $      380   $      380

    TOTAL CURRENT ASSETS                $      400   $      645

FIXED ASSETS:
     Equipment                               3,138        3,138
     Less accumulated depreciation      $      774   $     (523)

     Net fixed assets                        2,364        2,615

     TOTAL ASSETS                       $    2,764        3,260

            LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT  LIABILITIES:
    Accounts payable                    $    8,604   $    8,174
    Due to Ameristar Group
      Incorporated (Note 2)                123,800      122,500

     TOTAL CURRENT LIABILITIES             132,404      130,674


STOCKHOLDERS' (DEFICIT):
     Preferred Stock, $.10 par value,
     100,000,000 shares authorized,
     none issued                                 -           -

     Common Stock, Class A no par value,
     800,000,000 shares authorized,
     1,153,027 shares issued and
     outstanding                           243,834      243,834

     Deficit accumulated during
     development stage                    (373,474)    (371,248)

     TOTAL STOCKHOLDERS' (DEFICIT)        (129,640)    (127,414)

TOTAL LIABILITIES AND
     STOCKHOLDERS' EQUITY (DEFICIT)       $ 2,764      $  3,260

                    PETHEALTH SYSTEMS, INC.
                 (A DEVELOPMENT STAGE COMPANY)
                    STATEMENTS OF OPERATIONS

                         For the Three Months Ended    For the Period
                                   March 31,           December 8,1981
                              (Unaudited)                   (Inception) to
                                  1998          1997        March 31, 1998

Revenues                 $       -     $        -      $           -

OPERATING EXPENSES:
  Legal and accounting            1,500      18,854          103,163
  Management services (Note 2)        -      30,000            120,000
  Consulting Fees                      -         12,500             47,000
  Depreciation Expense              251             77                774
  Filing and transfer fees          192          4,328             14,252
  Public relations                    -              -             14,414
  Office and Printing Expense        63            937              4,840
  Taxes, Franchise                  220            598                905
  Travel expenses                     -              -                534
  Other Expenses                      -              -             35,168

  TOTAL OPERATING EXPENSES        2,226         67,294            341,050

NET (LOSS) BEFORE
OTHER INCOME (EXPENSES)           2,226        (67,294)          (341,050)

OTHER INCOME AND (EXPENSES):
   Writeoff of advances
   recision of merger                 -              -      (119,110)

   Sale of business plan              -              -             76,000

   Forgiveness of debt                -              -         7,455

   Interest income                    -              -              3,230

   TOTAL OTHER INCOME
     (EXPENSES)                       -              -            (32,425)

NET INCOME (LOSS)             $  (2,226)    $  (67,294)     $    (373,475)

NET (LOSS) PER
     COMMON SHARE        $       *     $        *      $           *

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING    1,153,027         3,285,030           N/A

* less than $.01 net loss per share

                    PETHEALTH SYSTEMS, INC.
                 (A DEVELOPMENT STAGE COMPANY)
                     STATEMENTS OF CASH FLOWS

                              For the Three Months Ended    For the Period
                                        March 31,           December 8,1981
                                    (Unaudited)                  (Inception) to
                                  1998          1997        March 31, 1998

CASH FLOWS FROM OPERATING ACTIVITIES:

     Net Income (Loss)         $     (2,226)   $   (67,294)     $    (373,474)

     Adjustments to reconcile
     net (loss) to net cash used
     by operating activities:
        Amortization                      -              25             750
        Depreciation                    251              52             774
        Stock issued for
        Services/expenses                 -               -          52,925

     Changes in operating assets
     and liabilities:
     Increase in stock receivable                      (380)
     Increase (decrease) in
       Current liabilities        1,730              67,089         132,404

NET CASH (USED) BY
OPERATING ACTIVITIES                (245)              (128)        (187,001)

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchased Fixed Assets                          (3,138)          (3,138)
       Organization costs              -                  -             (750)

NET CASH USED FROM FINANCING
   ACTIVITIES:                         -                  -           (3,888)
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from issuance of
  common stock                                          76,000        252,344

     Proceeds from issuance
     of Class B common stock                  -              -         10,000

     Deferred offering costs                  -              -        (71,435)

NET CASH PROVIDED BY
FINANCING ACTIVITIES                       0            72,734        190,909

NET INCREASE (DECREASE) IN CASH                         72,734

CASH, BEGINNING OF PERIOD        $         265      $        0        $      0

CASH, END OF PERIOD              $          20      $      72,734     $     20


                    PETHEALTH SYSTEMS, INC.
                 (A DEVELOPMENT STAGE COMPANY)
          STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
     For the Three Months Ended March 31, 1998 (UNAUDITED)

                                              Deficit
                                              Accumulated Total
                    Number            Common  During     Stockholders'
                    Of                Stock   Development Equity
                    Shares     Amount        Issuable   Stage    (Deficit)
Balance,
January 1, 1998            1,153,027  $243,834 $     0  $(371,248)    $(127,414)

Net Loss for the
  Three Months Ended
  March 31, 1998               --         --       --   $  (2,226)    $  (2,226)

Balance,
 March 31, 1998          1,153,027    $243,834 $    --  $(373,474)    $(129,640)

Item 2.  Management's Discussion and Analysis of Financial
Conditions and Results of Operations:

Plan of Operation
The Registrant is continuing its efforts to locate a business opportunity for the purpose of making an acquisition. It is possible that the registrant will be successful in locating such a business opportunity and negotiating and closing an acquisition thereof by the issuance of restricted shares of the registrant's Common Stock, without the necessity of paying any cash consideration for such acquisition. However, if the registrant cannot effect a non-cash acquisition, the registrant may have to raise funds from a private offering of its securities under Rule 506 of Regulation D. There is no assurance the registrant would obtain any such equity funding.

As of the date of this report, and throughout fiscal 1997, the registrant's general and administrative expenses which were paid have been funded by advances from Ameristar Capital Corporation, a private corporation affiliated with Joseph J. Messina and Martin I. Saposnick, former directors of the registrant. As of March 31, 1998, such advances represent $3,800 of the liabilities of the registrant, and the consulting agreement with Ameristar represents $120,000 of such liabilities. See Note 2 to financial Statements, "Related Party Transactions".

Results of Operations

The Company did not have any operating income during the quarterly period ended March 31, 1998, and has not had any operating income since its inception. For this quarterly period, the registrant recognized a net loss of $2,226 compared to a net loss of $67,294 for the quarterly period ended March 31, 1997. General and administrative expenses during the current quarterly period were funded by Ameristar Capital Corporation, a private corporation affiliated with two directors of the registrant. Expenses for the quarterly period ended March 31, 1998 were comprised of costs associated with audit, legal and SEC reporting obligations.

Liquidity and Capital Resources

At March 31, 1998 the Company had no capital resources other than an insignificant amount of cash, and will rely on advances from related parties to fund administrative expenses pending acquisition of an operating company. Presently there are no agreements in place for such acquisition, and there is no assurance any acquisition will be consummated. Alternatively, the Company may seek equity funding for administrative costs and anticipated costs of negotiating a possible acquisition, but such equity funding currently is not underway.

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.    Not applicable.

Item 2.   Changes in Securities.   None.

Item 3.   Defaults Upon Senior Securities.  Not Applicable.

Item 4.   Submission of Matters to a Vote of Security Holders.
None.

Item 5.   Other Information.    None.

Item 6.   Exhibits and Reports of Form 8-K.    None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed in its behalf by the undersigned, thereunto duly authorized, on April 28, 1998.

          PETHEALTH SYSTEMS, INC.

          By:/s/ Robert Gordon
               Robert Gordon, President