Form 10QSB
period 1998-06-30
PETHEALTH SYSTEMS INC
filed 1998-07-22
CIK 832810

U.S. SECURITIES AND EXCHANGE COMMISSION
                       Washington, DC 20549



                           FORM 10-QSB



(Mark One)     [X] QUARTERLY REPORT PURSUANT TO SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended June 30, 1998

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

1,153,027 shares of Common Stock, no par value, outstanding on July 20, 1998.

                    PETHEALTH SYSTEMS, INC.
                  Form 10-QSB Quarterly Report
               For the Period Ended June 30, 1998
                       Table of Contents


                                                          Page
PART I -- FINANCIAL INFORMATION

Item 1.  Financial Statements                                  3

     Unaudited Balance Sheets at June 30, 1998 and
     December 31, 1997                                         4

     Unaudited Statements of Operations For Three and Six
     Months Ended June 30, 1998 and June 30, 1997 and
     From Inception (December 8, 1981) through June 30, 1998    5


     Unaudited Statements of Cash Flows For Six
     Months Ended June 30, 1998 and 1997 and From Inception
     (December 8, 1981) to June 30, 1998                       6

     Statement of Stockholders' Equity (Deficit)               7

Item 2.  Management's Discussion and Analysis of               8
       Financial Condition and Results of
       Operations

PART II -- OTHER INFORMATION                                   9

Item 1.  Legal Proceedings                                      9

Item 2.  Changes in Securities                                 9

Item 3.  Defaults Upon Senior Securities                       9

Item 4. Submission of Matters to a Vote of Security Holders    9

Item 5.  Other Information                                     9

SIGNATURES                                                     9

PART 1.  FINANCIAL INFORMATION

Item 1. Financial Statements:

BASIS OF PRESENTATION

The accompanying unaudited financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB
and item 310 under subpart A of Regulation S-B.   Accordingly,
they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying statements should be read in conjunction with the audited financial statements for the years ended December 31, 1997 and 1996. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the six months ended June 30, 1998 are not necessarily indicative of results that may be expected for the year ending December 31, 1998. The financial statements are presented on the accrual basis.
                    PETHEALTH SYSTEMS, INC.
                 (A DEVELOPMENT STAGE COMPANY)

                   BALANCE SHEETS (UNAUDITED)
                                       June 30,     December 31,
                                          1998           1997
                             ASSETS
CURRENT ASSETS:
    Cash in checking                          321    $      265
    Stock Receivable                    $     380    $      380

    TOTAL CURRENT ASSETS                $     701    $      645

FIXED ASSETS:
     Equipment                              3,138         3,138
     Less accumulated depreciation      $  (1,025)   $     (523)

     Net fixed assets                       2,113         2,615

     TOTAL ASSETS                       $   2,814         3,260

            LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT  LIABILITIES:
    Accounts payable                    $   6,351    $    8,174
    Due to Ameristar Group
      Incorporated (Note 2)               127,300       122,500

     TOTAL CURRENT LIABILITIES            133,651       130,674


STOCKHOLDERS' (DEFICIT):
     Preferred Stock, $.10 par value,
     100,000,000 shares authorized,
     none issued                                 -           -

     Common Stock, Class A no par value,
     800,000,000 shares authorized,
     1,153,027 shares issued and
     outstanding                          243,834       243,834

     Deficit accumulated during
     development stage                   (374,671)     (371,248)

     TOTAL STOCKHOLDERS' (DEFICIT)       (130,837)     (127,414)

TOTAL LIABILITIES AND
     STOCKHOLDERS' EQUITY (DEFICIT)       $ 2,814      $  3,260

             PETHEALTH SYSTEMS, INC. AND SUBSIDIARY
                 (A DEVELOPMENT STAGE COMPANY)
             CONSOLIDATED STATEMENTS OF OPERATIONS

                     Three Months Ended Six Months Ended       For the
                                                               Period
                              June 30,       June 30,          December 8,1981
                                                               (Inception) to
                            1998    1997     1998     1997     June 30, 1998

Revenues                    $   -   $   -    $    -   $    -   $      -

OPERATING EXPENSES:
  Legal and accounting        675    22,199     2,175   41,053   103,838
  Management services
      (Note 2)                  -    30,000        -    60,000   120,000
  Amortization                  -        25        -        50       750
  Consulting Fees               -     8,000        -    20,500    47,000
  Depreciation Expense        251       157       502      209     1,025
  Filing and transfer fees    207       421       399    4,749    14,459
  Public relations              -         -         -        -    14,414
  Office and Printing
      Expense                  64     3,971       127    4,908     4,904
  Taxes, Franchise              -        62       220      660       905
  Travel Expenses               -       534         -      534       534
  Other Expenses                -         -         -        -    34,468

  TOTAL OPERATING
      EXPENSES              1,197    65,369     3,423  132,663   342,297

NET (LOSS) BEFORE
OTHER INCOME (EXPENSES)    (1,197)  (65,369)   (3,423)(132,663) (342,297)

OTHER INCOME AND (EXPENSES):
   Writeoff of advances
      recision of merger        -         -         -        -  (119,110)
   Sale of business plan        -         -         -        -    76,000
   Forgiveness of debt          -         -         -        -     7,455
   Interest income              -         -         -        -     3,230

   TOTAL OTHER INCOME
     (EXPENSES)                 -         -         -        -   (32,425)

NET INCOME (LOSS)      $   (1,197) $(65,369)   (3,423)$(132,663)(374,722)

NET (LOSS) PER
     COMMON SHARE      $       *   $     *  $       * $   (.04)$  N/A

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES
  OUTSTANDING          1,153,027   3,285,030 1,153,027 3,285,030 N/A

* less than $.01 net loss per share

The accompanying notes are an integral part of the financial statements.
                         PETHEALTH SYSTEMS, INC.
                      (A DEVELOPMENT STAGE COMPANY)
                         STATEMENTS OF CASH FLOWS

                              For the Six Months Ended    For the Period
                                     June 30,             December 8,1981
                                    (Unaudited)           (Inception) to
                                  1998          1997      June 30, 1998

CASH FLOWS FROM OPERATING ACTIVITIES:

     Net Income (Loss)           $   (3,423)  $ (132,663) $ (374,671)
     Adjustments to reconcile
     net (loss) to net cash used
     by operating activities:
        Amortization                      -           50         750
        Depreciation                    502          209       1,025
        Stock issued for
        Services/expenses                 -            -      52,925

     Changes in operating assets
     and liabilities:
        Increase in stock receivable      -            -        (380)
         Increase (decrease) in
         Current liabilities          2,977       62,475     133,651
NET CASH (USED) BY
OPERATING ACTIVITIES                     56      (69,929)   (186,700)

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchased Fixed Assets                       (3,138)     (3,138)
     Organization Costs                   -            -        (750)

NET CASH (USED) BY INVESTING
     ACTIVITIES:                         56       (3,138)     (3,888)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from issuance of
     common stock                         -       76,000     252,344

     Proceeds from issuance
     of Class B common stock              -            -      10,000

     Deferred offering costs              -            -     (71,435)

NET CASH PROVIDED BY
FINANCING ACTIVITIES                      0       76,000     190,909

NET INCREASE (DECREASE) IN CASH          56        2,933         321

CASH, BEGINNING OF PERIOD        $      265  $         0   $       0

CASH, END OF PERIOD              $      321  $     2,933   $     321

                         PETHEALTH SYSTEMS, INC.
                      (A DEVELOPMENT STAGE COMPANY)
               STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
           For the Six Months Ended June 30, 1998 (UNAUDITED)

                                                Deficit
                                                Accumulated Total
                    Number             Common   During      Stockholders'
                    Of                 Stock    Development Equity
                    Shares    Amount   Issuable Stage       (Deficit)
Balance,
January 1, 1998     1,153,027 $243,834 $     0  $(371,248)  $(127,414)

Net Loss for the
  Six Months Ended
  June 30, 1998            --       --      --  $  (3,423)  $  (3,423)

Balance,
 June 30, 1998      1,153,027 $243,834 $    --  $(374,671)  $(130,837)

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

As of the date of this report, and throughout fiscal 1997, the registrant's general and administrative expenses which were paid have been funded by advances from Ameristar Capital Corporation, a private corporation affiliated with Joseph J. Messina and Martin I. Saposnick, former directors of the registrant. As of June 30, 1998, such advances represent $ 7,300 of the liabilities of the registrant, and the consulting agreement with Ameristar represents $120,000 of such liabilities. See Note 2 to financial Statements, "Related Party Transactions" in the Company's Form 10-KSB for the year ended December 31, 1997..

Results of Operations

The Company did not have any operating income during the quarterly period ended June 30, 1998, and has not had any operating income since its inception. For this quarterly period, the registrant recognized a net loss of $1,197 compared to a net loss of $65,369 for the quarterly period ended June 30, 1997. General and administrative expenses during the current quarterly period were funded by Ameristar Capital Corporation, a private corporation affiliated with two directors of the registrant. Expenses for the quarterly period ended June 30, 1998 were comprised of costs associated with audit, legal and SEC reporting obligations.

Liquidity and Capital Resources

At June 30, 1998 the Company had no capital resources other than an insignificant amount of cash, and will rely on advances from related parties to fund administrative expenses pending acquisition of an operating company.
Presently there are no agreements in place for such acquisition, and there is no assurance any acquisition will be consummated. Alternatively, the Company may seek equity funding for administrative costs and anticipated costs of negotiating a possible acquisition, but such equity funding currently is not underway.

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.    Not applicable.

Item 2.   Changes in Securities.   None.

Item 3.   Defaults Upon Senior Securities.  Not Applicable.

Item 4.   Submission of Matters to a Vote of Security Holders.
None.

Item 5.   Other Information.    None.

Item 6.   Exhibits and Reports of Form 8-K.    None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed in its behalf by the undersigned, thereunto duly authorized, on July 20, 1998.

          PETHEALTH SYSTEMS, INC.

          By: /s/ Robert Gordon

               Robert Gordon, President