Form 10QSB/A
period 1998-06-30
PETHEALTH SYSTEMS INC
filed 1998-08-20
CIK 832810

U.S. SECURITIES AND EXCHANGE COMMISSION
                       Washington, DC 20549



                          FORM 10-QSB/A



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

Amendment being filed to submit Exhibit 27.
                    PETHEALTH SYSTEMS, INC.
                  Form 10-QSB Quarterly Report
               For the Period Ended June 30, 1998
                       Table of Contents


                                                            Page
PART I -- FINANCIAL INFORMATION

Item 1.  Financial Statements                                3

     Unaudited Balance Sheets at June 30, 1998 and
     December 31, 1997                                       4

     Unaudited Statements of Operations For Three and Six
     Months Ended June 30, 1998 and June 30, 1997 and
     From Inception (December 8, 1981) through
     June 30, 1998                                           5
     Unaudited Statements of Cash Flows For Six
     Months Ended June 30, 1998 and 1997 and From
     Inception (December 8, 1981) to June 30, 1998           6

     Statement of Stockholders' Equity (Deficit)             7

Item 2.  Management's Discussion and Analysis of             8
       Financial Condition and Results of
       Operations

PART II -- OTHER INFORMATION                                 9

Item 1.  Legal Proceedings                                   9

Item 2.  Changes in Securities                               9

Item 3.  Defaults Upon Senior Securities                     9

Item 4. Submission of Matters to a Vote of Security Holders  9

Item 5.  Other Information                                   9

Item 6.  Exhibits and Reports on Form 8-K                    9

SIGNATURES                                                   9

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.    Not applicable.

Item 2.   Changes in Securities.   None.

Item 3.   Defaults Upon Senior Securities.  Not Applicable.

Item 4.   Submission of Matters to a Vote of Security Holders.
          None.

Item 5.   Other Information.    None.

Item 6.   Exhibits and Reports of Form 8-K.    None.

Exhibit 27 - Financial Data Schedule (Electronic Filing Only)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed in its behalf by the undersigned, thereunto duly authorized, on August 20, 1998.

          PETHEALTH SYSTEMS, INC.

          By: /s/ Robert Gordon
               Robert Gordon, President