Form 10KSB/A
period 1996-12-31
PETHEALTH SYSTEMS INC
filed 1998-09-22
CIK 832810

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549

                         FORM 10-KSB/A

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

Amendment being filed to submit Exhibit 27.
                            PART IV

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

Exhibit 27 - Financial Data Schedule (Electronic Filing Only)
Signatures

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


/s/ Ted A. Sprinkle, Jr.
Ted A. Sprinkle, Jr., President,
Director
April 11, 1997


/s/ Kenneth J. Rotondo
Kenneth J. Rotondo, Chief Financial Officer,
Treasurer, Secretary, Director
April 11, 1997


/s/ Joseph J. Messina
Joseph J. Messina, Director
April 11, 1997


/s/ Martin I. Saposnick
Martin I. Saposnick, Director
April 11, 1997
[ARTICLE] 5

[PERIOD-TYPE]                   12-MOS                   12-MOS
               12-MOS
[FISCAL-YEAR-END]                          DEC-31-1996
DEC-31-1995             DEC-31-1996
[PERIOD-START]                             JAN-01-1996
JAN-01-1995             JAN-01-1996
[PERIOD-END]                               DEC-31-1996
DEC-31-1995             DEC-31-1996
[CASH]                                               0
          0                       0
[SECURITIES]                                         0
          0                       0
[RECEIVABLES]                                        0
          0                       0
[ALLOWANCES]                                         0
          0                       0
[INVENTORY]                                          0
          0                       0
[CURRENT-ASSETS]                                     0
          0                       0
[PP&E]                                               0
          0                       0
[DEPRECIATION]                                       0
          0                       0
[TOTAL-ASSETS]                                       0
          0                       0
[CURRENT-LIABILITIES]                             4307
          0                       0
[BONDS]                                              0
          0                       0
[PREFERRED-MANDATORY]                                0
          0                       0
[PREFERRED]                                          0
          0                       0
[COMMON]                                        216954
          0                       0
[OTHER-SE]                                    (221261)
          0                       0
[TOTAL-LIABILITY-AND-EQUITY]                         0
          0                       0
[SALES]                                              0
          0                       0
[TOTAL-REVENUES]                                     0
          0                       0
[CGS]                                                0
          0                       0
[TOTAL-COSTS]                                        0
          0                       0
[OTHER-EXPENSES]                                     0
       6853                    4688
[LOSS-PROVISION]                                     0
          0                       0
[INTEREST-EXPENSE]                                   0
          0                       0
[INCOME-PRETAX]                                      0
          0                       0
[INCOME-TAX]                                         0
          0                       0
[INCOME-CONTINUING]                                  0
          0                       0
[DISCONTINUED]                                       0
          0                       0
[EXTRAORDINARY]                                      0
          0                    7455
[CHANGES]                                            0
          0                       0
[NET-INCOME]                                         0
     (6853)                    2767
[EPS-PRIMARY]                                        0
          0                       0
[EPS-DILUTED]                                        0
          0                       0