Form 10KSB/A
period 1997-12-31
PETHEALTH SYSTEMS INC
filed 1998-09-22
CIK 832810

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

Amendment being filed to submit Exhibit 27.

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

Exhibit 27 - Financial Data Schedule (Electronic Filing Only)

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


/s/ Chip Kurzenhauser
Chip Kurzenhauser, Director
March 30, 1998


/s/ Bryan Skelton

Bryan Skelton, Director
March 30, 1998

[ARTICLE] 5

[PERIOD-TYPE]                   12-MOS                   12-MOS
               12-MOS
[FISCAL-YEAR-END]                          DEC-31-1997
DEC-31-1996             DEC-31-1997
[PERIOD-START]                             JAN-01-1997
JAN-01-1996             JAN-01-1997
[PERIOD-END]                               DEC-31-1997
DEC-31-1996             DEC-31-1997
[CASH]                                             265
          0                       0
[SECURITIES]                                         0
          0                       0
[RECEIVABLES]                                      380
          0                       0
[ALLOWANCES]                                         0
          0                       0
[INVENTORY]                                          0
          0                       0
[CURRENT-ASSETS]                                   645
          0                       0
[PP&E]                                            3138
          0                       0
[DEPRECIATION]                                   (523)
          0                       0
[TOTAL-ASSETS]                                    3260
          0                       0
[CURRENT-LIABILITIES]                           130674
          0                       0
[BONDS]                                              0
          0                       0
[PREFERRED-MANDATORY]                                0
          0                       0
[PREFERRED]                                          0
          0                       0
[COMMON]                                        243834
          0                       0
[OTHER-SE]                                    (371248)
          0                       0
[TOTAL-LIABILITY-AND-EQUITY]                      3260
          0                       0
[SALES]                                              0
          0                       0
[TOTAL-REVENUES]                                     0
          0                       0
[CGS]                                                0
          0                       0
[TOTAL-COSTS]                                        0
          0                       0
[OTHER-EXPENSES]                                     0
       4688                  225987
[LOSS-PROVISION]                                     0
          0                       0
[INTEREST-EXPENSE]                                   0
          0                       0
[INCOME-PRETAX]                                      0
          0                       0
[INCOME-TAX]                                         0
          0                       0
[INCOME-CONTINUING]                                  0
          0                       0
[DISCONTINUED]                                       0
          0                       0
[EXTRAORDINARY]                                      0
       7455                   76000
[CHANGES]                                            0
          0                       0
[NET-INCOME]                                         0
       2767                (149987)
[EPS-PRIMARY]                                        0
          0                       0
[EPS-DILUTED]                                        0
          0                       0