Form 10QSB
period 1998-09-30
PETHEALTH SYSTEMS INC
filed 1998-11-17
CIK 832810

U.S. SECURITIES AND EXCHANGE COMMISSION
                       Washington, DC 20549



                           FORM 10-QSB



(Mark One)     [X] QUARTERLY REPORT PURSUANT TO SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1998

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

1,153,027 shares of Common Stock, no par value, outstanding on November 13, 1998.

                    PETHEALTH SYSTEMS, INC.
                  Form 10-QSB Quarterly Report
            For the Period Ended September 30, 1998
                       Table of Contents


                  Page
PART I -- FINANCIAL INFORMATION

Item 1.  Financial Statements                                     3

     Unaudited Balance Sheets at September 30, 1998 and
     December 31, 1997                                       4

     Unaudited Statements of Operations For Three and Nine
     Months Ended September 30, 1998 and September 30, 1997 and
     From Inception (December 8, 1981) through September 30, 1998           5

     Unaudited Statements of Cash Flows For Nine
     Months Ended September 30, 1998 and 1997 and From Inception
     (December 8, 1981) to September 30, 1998                     6

     Statement of Stockholders' Equity (Deficit)                       7

Item 2.  Management's Discussion and Analysis of                       8
       Financial Condition and Results of
       Operations

PART II -- OTHER INFORMATION                            9

Item 1.  Legal Proceedings                                        9

Item 2.  Changes in Securities                                    9

Item 3.  Defaults Upon Senior Securities                               9

Item 4. Submission of Matters to a Vote of Security Holders            9

Item 5.  Other Information                                        9

SIGNATURES                                              9

PART 1.  FINANCIAL INFORMATION

Item 1. Financial Statements:

BASIS OF PRESENTATION

The accompanying unaudited financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB
and item 310 under subpart A of Regulation S-B.   Accordingly, they
do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying statements should be read in conjunction with the audited financial statements for the years ended December 31, 1997 and 1996. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the nine months ended September 30, 1998 are not necessarily indicative of results that may be expected for the year ending December 31, 1998. The financial statements are presented on the accrual basis.

                   PETHEALTH SYSTEMS, INC.
                 (A DEVELOPMENT STAGE COMPANY)
                         BALANCE SHEETS
                                      (UNAUDITED)   (AUDITED)
                                       September 30, December 31,
                                          1998           1997
                             ASSETS
CURRENT ASSETS:
    Cash in checking                           18    $      265
    Stock Receivable                    $     380    $      380

    TOTAL CURRENT ASSETS                $     398    $      645

FIXED ASSETS:
     Equipment                              3,138         3,138
     Less accumulated depreciation      $  (1,276)   $     (523)

     Net fixed assets                       1,862         2,615

     TOTAL ASSETS                       $   2,260         3,260

            LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT  LIABILITIES:
    Accounts payable                    $   6,799    $    8,174
    Due to Ameristar Group
      Incorporated (Note 2)               127,300       122,500

     TOTAL CURRENT LIABILITIES            134,099       130,674


STOCKHOLDERS' (DEFICIT):
     Preferred Stock, $.10 par value,
     100,000,000 shares authorized,
     none issued                                 -           -

     Common Stock, Class A no par value,
     800,000,000 shares authorized,
     1,153,027 shares issued and
     outstanding                          243,834       243,834

     Deficit accumulated during
     development stage                   (375,673)     (371,248)

     TOTAL STOCKHOLDERS' (DEFICIT)       (131,839)     (127,414)

TOTAL LIABILITIES AND
     STOCKHOLDERS' EQUITY (DEFICIT)       $ 2,260      $  3,260

             PETHEALTH SYSTEMS, INC. AND SUBSIDIARY
                 (A DEVELOPMENT STAGE COMPANY)
        CONSOLIDATED STATEMENTS OF OPERATIONS(UNAUDITED)

                    Three Months Ended  Nine Months Ended  For the Period
                         September 30,   September 30,     December 8,1981
                                                           (Inception) to
                       1998    1997       1998     1997    September 30, 1998

Revenues            $   -     $   -      $    -   $    -    $        -

OPERATING EXPENSES:
  Legal and accounting    450      581     2,625   41,634    104,288
  Management services
      (Note 2)              -   30,000         -   90,000    120,000
  Amortization              -        -         -        -        750
  Consulting Fees           -   24,500         -   45,000     47,000
  Depreciation Expense    251      157       753      366      1,276
  Filing and transfer fees243      127       642    4,876     14,702
  Public relations          -        -         -        -     14,414
  Office and Printing
      Expense              57       16       184    4,974      4,911
  Taxes, Franchise          -        -       220      660        905
  Travel Expenses           -        -         -      534        534
  Other Expenses            -        -         -        -     34,468

  TOTAL OPERATING
      EXPENSES          1,001   55,381     4,424  188,044    343,248

NET (LOSS) BEFORE
OTHER INCOME (EXPENSES)(1,001) (55,381)   (4,424)(188,044)  (343,248)

OTHER INCOME AND (EXPENSES):
   Writeoff of advances
      recision of merger    -        -         -        -   (119,110)
   Sale of business plan    -        -         -        -     76,000
   Forgiveness of debt      -        -         -        -      7,455
   Interest income          -        -         -        -      3,230

   TOTAL OTHER INCOME
     (EXPENSES)             -        -         -        -    (32,425)

NET INCOME (LOSS)  $   (1,001)$(55,381)   (4,424)(188,044)  (375,673)

NET (LOSS) PER
     COMMON SHARE  $       *  $   (.09)       *  $   (.08)  $    N/A

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES
  OUTSTANDING       1,153,027   623,030 1,153,027 2,397,697       N/A

* less than $.01 net loss per share

The accompanying notes are an integral part of the financial statements.

                         PETHEALTH SYSTEMS, INC.
                      (A DEVELOPMENT STAGE COMPANY)
                   STATEMENTS OF CASH FLOWS (UNAUDITED)

                              For the Nine Months Ended     For the Period
                                        September 30,       December 8,1981
                                    (Unaudited)                  (Inception) to
                                  1998          1997        September 30, 1998

CASH FLOWS FROM OPERATING ACTIVITIES:

     Net Income (Loss)           $    (4,424)   $  (188,044)      $ (374,671)

     Adjustments to reconcile
     net (loss) to net cash used
     by operating activities:
        Amortization                       -              -              750
        Depreciation                     753            366            1,025
     Stock issued for
        Services/expenses                  -         24,500           52,925
     Changes in operating assets
     and liabilities:
        Increase in stock receivable       -              -             (380)
         Increase (decrease) in
         Current liabilities           3,368         90,470          133,651
NET CASH (USED) BY
OPERATING ACTIVITIES                    (303)       (72,708)        (186,700)

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchased Fixed Assets                          (3,138)          (3,138)

Organization Costs                         -              -             (750)

NET CASH (USED) BY INVESTING
     ACTIVITIES:                        (303)       (75,846)          (3,888)
CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from issuance of
     common stock                          -         76,000          252,344

     Proceeds from issuance
     of Class B common stock               -              -           10,000

     Deferred offering costs               -              -          (71,435)

NET CASH PROVIDED BY
FINANCING ACTIVITIES                       0         76,000          190,909

NET INCREASE (DECREASE) IN CASH         (303)             -              321

CASH, BEGINNING OF PERIOD        $       321  $           0     $          0

CASH, END OF PERIOD              $        18  $         154     $        321

                       PETHEALTH SYSTEMS, INC.
                      (A DEVELOPMENT STAGE COMPANY)
               STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
        For the Nine Months Ended September 30, 1998 (UNAUDITED)

                                       Deficit
                                       Accumulated     Total
                    Number             During                   Stockholders'
                    Of                 Development    Equity
                    Shares        Amount   Stage        (Deficit)
Balance,
January 1, 1998            1,153,027  $243,834 $(371,248)       $(127,414)

Net Loss for the
  Nine Months Ended
  September 30, 1998             --     -- $  (4,424)     $  (4,424)

Balance,
 June 30, 1998      1,153,027    $243,834  $(375,672)     $(131,838)

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

Results of Operations

The Company did not have any operating income during the quarterly period ended September 30, 1998, and has not had any operating income since its inception. For this quarterly period, the registrant recognized a net loss of $1,001 compared to a net loss of $55,381 for the quarterly period ended September 30, 1997. General and administrative expenses during the current quarterly period were funded by Ameristar Capital Corporation, a private corporation affiliated with two directors of the registrant. Expenses for the quarterly period ended September 30, 1998 were comprised of costs associated with audit, legal and SEC reporting obligations.

Liquidity and Capital Resources

At September 30, 1998 the Company had no capital resources other than an insignificant amount of cash, and will rely on advances from related parties to fund administrative expenses pending acquisition of an operating company. Presently there are no agreements in place for such acquisition, and there is no assurance any acquisition will be consummated. Alternatively, the Company may seek equity funding for administrative costs and anticipated costs of negotiating a possible acquisition, but such equity funding currently is not underway.

Potential Change of Control

On September 25, 1998 an Agreement was entered into between a group of individual stockholders representing a controlling interest in the Company and a group of foreign investors whereby the foreign investors will acquire a majority of the issued and outstanding common stock of the Company. The closing under this Agreement is scheduled to occur prior to the end of November, 1998. If the closing takes place as scheduled there will be a change of control in the Company, present management will resign and new management (including both officers and directors) will be elected and/or appointed.

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.    Not applicable.

Item 2.   Changes in Securities.   None.

Item 3.   Defaults Upon Senior Securities.  Not Applicable.

Item 4.   Submission of Matters to a Vote of Security Holders.    None.

Item 5.   Other Information.    None.

Item 6.   Exhibits and Reports of Form 8-K.    None.

Exhibit 27 - Financial Data Schedule - Electronic Filing Only

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed in its behalf by the undersigned, thereunto duly authorized, on November 13, 1998.

          PETHEALTH SYSTEMS, INC.

          By: /s/ Robert Gordon
               Robert Gordon, President
[ARTICLE] 5

[PERIOD-TYPE]                   3-MOS                   9-MOS
   3-MOS                   9-MOS
[FISCAL-YEAR-END]                          DEC-31-1998
DEC-31-1998             DEC-31-1997             DEC-31-1997
[PERIOD-START]                             JUL-01-1998
JAN-01-1998             JUL-01-1997             JAN-01-1997
[PERIOD-END]                               SEP-01-1998
SEP-01-1998             SEP-01-1997             SEP-01-1997
[CASH]                                               0
18                       0                       0
[SECURITIES]                                         0
0                       0                       0
[RECEIVABLES]                                        0
380                       0                       0
[ALLOWANCES]                                         0
0                       0                       0
[INVENTORY]                                          0
0                       0                       0
[CURRENT-ASSETS]                                     0
398                       0                       0
[PP&E]                                               0
3138                       0                       0
[DEPRECIATION]                                       0
(1276)                       0                       0
[TOTAL-ASSETS]                                       0
2260                       0                       0
[CURRENT-LIABILITIES]                                0
134099                       0                       0
[BONDS]                                              0
0                       0                       0
[PREFERRED-MANDATORY]                                0
0                       0                       0
[PREFERRED]                                          0
0                       0                       0
[COMMON]                                             0
243834                       0                       0
[OTHER-SE]                                           0
(375673)                       0                       0
[TOTAL-LIABILITY-AND-EQUITY]                         0
2260                       0                       0
[SALES]                                              0
0                       0                       0
[TOTAL-REVENUES]                                     0
0                       0                       0
[CGS]                                                0
0                       0                       0
[TOTAL-COSTS]                                        0
0                       0                       0
[OTHER-EXPENSES]                                  1001
4424                   55381                  188044
[LOSS-PROVISION]                                     0
0                       0                       0
[INTEREST-EXPENSE]                                   0
0                       0                       0
[INCOME-PRETAX]                                      0
0                       0                       0
[INCOME-TAX]                                         0
0                       0                       0
[INCOME-CONTINUING]                                  0
0                       0                       0
[DISCONTINUED]                                       0
0                       0                       0
[EXTRAORDINARY]                                      0
0                       0                       0
[CHANGES]                                            0
0                       0                       0
[NET-INCOME]                                    (4424)
(4424)                 (55381)                (188044)
[EPS-PRIMARY]                                        0
0                       0                       0
[EPS-DILUTED]                                        0
0                       0                       0
<F1>

<F1>The accompanying notes are an integral part of the financial statements.

/TABLE