Form 10-K
period 1998-12-31
PETHEALTH SYSTEMS INC
filed 1999-04-14
CIK 832810

SECURITIES AND EXCHANGE COMMISSION
                  Washington, D.C.  20549

                       FORM 10-KSB
[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required]. For the fiscalyear ended December 31, 1998 or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee
     Required]

For the transition period from      to

Commission file number 000-22151

      PetHealth Systems, Inc. (f/k/a Triangle, Inc.)
   (Exact Name of Registrant as Specified in its Charter)

Colorado                                    93-0969365
(State or other jurisdiction of         (IRS Employer Ident
 incorporation or organization)          Number

                  4255 Route 9, Suite D
                  Freehold, New Jersey 07728
       (Address/principal executive offices) (Zip Code)

         Issuer's Telephone Number: (732) 409-1212

Securities registered pursuant to Section 12(b) of the Act:
           None

Securities registered pursuant to Section 12(g) of the Act:
           Common Stock, without par value
           (Title of Class)

     Check whether the issuer (1) filed all reports
required to be filed by Section 13 or 15(d) of the
Securities Exchange Act of 1934 during the preceding 12
months (or for such shorter period that the
issuer was required to file such reports): Yes X  No   ;
and (2)has been subject to such filing requirements for
the past 90 days:
Yes X      No     .

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB: [ X ].

     State issuer's revenues for its most recent year ended
December 31, 1998: $ -0-.

     State the aggregate market value of the 574,640 shares of voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as reported by the Electronic Bulletin Board of the NASD for the prior week: $233,447 as April 9, 1999, based on the prior week average bid and ask prices.

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:1,153,027 shares of Common Stock, as of April 9, 1999.

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

    By December 31, 1991 the registrant had spent most of the proceeds of the public offering on general and administrative expenses, and in an unsuccessful merger transaction with Enterprise Car Rental, Ltd., a British
Columbia corporation, the contract for which transaction was signed in 1989. After the merger had been closed, the registrant advanced $120,000 to Enterprise to pay debts and expenses, and in an unsuccessful merger transaction with Enterprise Car Rental and other obligations. When the merger was canceled, Enterprise gave the registrant a promissory note for $150,000 to pay back the advanced funds and to pay the registrant's expenses which had been incurred in the transaction; the note subsequently was written off as uncollectible.

     During fiscal years 1992 through 1995 the registrant's general and administrative expenses were funded with proceeds of the purchase of restricted shares of Common
Stock by the principal shareholders of the registrant
During such years, the registrant was inactive except for its continued unsuccessful search for business opportunities.

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

     Effective February 14, 1997, the registrant's Common
Stock was registered with the Commission pursuant to
Section 12(g) of the Exchange Act. Pursuant to such registration, the registrant is required to file periodic and other reports as required by Section 13 of the Exchange Act, and persons acquiring 5% or more of the outstanding shares of Common Stock of the registrant are required to file with the Commission a statement concerning such acquisition of shares. In addition, the registrant is subject to the proxy and information statement solicitation and distribution provisions of Section 14 of the Exchange Act. Section 16(a) of the Exchange Act requires the directors, executive officers, and significant shareholders of the registrant, to file with the Commission certain reports concerning their ownership of the registrant's securities (See Part III, Item 9 below).
Acquisition of PetCare, Inc. in February, 1997, and
Recission of that Acquisition.

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

     On September 25, 1998, the registrant, Martin I.
Saposnick, a former director of the registrant (and representative of 720,000 shares of the registrant's issued and outstanding common stock) and Jagerton Research
Limited, or its assignee, entered into a Stock Purchase
Agreement whereby Martin I. Saposnick agreed to sell
720,000 of the registrant's issued and outstanding common stock to Jagerton Research Limited or its assignee for the purchase price of $225,000. Such transaction closed on December 14, 1998 upon full payment of the purchase price and resignation of the registrant's directors and officers.
As of March 31, 1999, 730,000 of the registrant's issued and outstanding common stock have been delivered to Jagerton Research Limited, but such shares have not been assigned to Jagerton Research Limited's assignee.

Facilities and Employees

     The registrant presently is provided administrative support services by Richard I. Anslow & Associates, its present legal counsel. See Item 12.

     As of the date of this Report, the registrant has no employees.

Item 2.  Description of Property.
         See above.

Item 3.  Legal Proceedings

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

(b)   Holders.

     At April 7, 1999, there were approximately 81 shareholders of record of the registrant's Common Stock.

(c)  Dividends.

     The registrant has not paid any cash dividends with respect to its Common Stock. There are no contractual restrictions on the registrant's present or future ability to pay cash dividends, however, the registrant intends to retain any earnings in the near future for operations.

(d)  Recent Sales of Unregistered Securities.

     During the three years ended December 31, 1998, the registrant has sold shares of Common Stock without registration under the Securities Act of 1933, as set forth below. The registrant has not sold, through the date of this report, any securities pursuant to Regulation S and has no intention of conducting any such sales in the future.

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

     On September 25, 1998, the registrant, Martin I.
Saposnick, a former director of the registrant (and representative of 720,000 shares of the registrant's issued and outstanding common stock) and Jagerton Research
Limited, or its assignee, entered into a Stock Purchase
Agreement whereby Martin I. Saposnick agreed to sell
720,000 of the registrant's issued and outstanding common stock to Jagerton Research Limited or its assignee for the purchase price of $225,000. Such transaction closed on December 14, 1998 upon full payment of the purchase price and resignation of the registrant's directors and officers.
As of March 31, 1999, 730,000 of the registrant's issued and outstanding common stock have been delivered to Jagerton Research Limited, but such shares have not been assigned to Jagerton Research Limited's assignee.

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

     (b) services provided by consultants to the registrant,in the amount of 150,000 shares;

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

Item 6.  Management's Discussion and Analysis or Plan of
         Operation.

     The following table sets forth certain selected financial data with respect to the registrant, and is qualified in its entirety by reference to the financial statements and notes thereto filed herewith:
             Fiscal Years Ending December 31,

                       1998          1997       1996         1995       1994
Total Assets         $  -0-          $3,260     $   -0-     $   136    $ 116
Short-Term
Obligations          $131,525      $130,674     $4,307      $10,840    $9,767
Net Sales            $ -0-           $ -0-      $ -0-       $ -0-      $  -0-
Net Income
(Loss)               $<4,111>       $(149,987)   $2,767      $(6,853) $(5,216)
Net Income
(Loss) per
Common Share         $ (a)              $(.12)   $ (a)       $ (a)      $ (a)
Dividends per
Common Share         $ -0-              $ -0-    $ -0-       $ -0-      $ -0-
(a)  Less than $0.01 per share.

Plan of Operation

     For the 12 months ending December 31, 1999 the registrant will require an indeterminate amount of capital.
It is possible that the registrant will be successful in locating a business opportunity and negotiating and closing an acquisition thereof by the issuance of restricted shares of the registrant's Common Stock, without the necessity of paying any cash consideration for such acquisition.
However, if the registrant cannot effect a non-cash acquisition, the registrant may have to raise funds from a private offering of its securities under Rule 506 of Regulation D. There is no assurance the registrant would obtain any such equity funding.

     As of the date of this report, and from the date of the acquisition of the 730,000 issued and outstanding shares of registrant by Jagerton Research Limited, the registrant has had nominal general and administrative expenses.

Liquidity and Capital Resources

     As of December 31, 1998 the registrant's current liabilities exceeded current assets by $131,525. For such year, the registrant recognized a net loss of $4,111 on $-0- revenues, compared to a net loss in 1997 of $149,957 on $ -0- revenues, and $76,000 of other income recognized from the forgiveness of debt. Expenses in 1997 and 1998 were comprised of general and administrative costs associated with audit, legal and SEC reporting obligations; such costs were funded in 1998 by advances from Ameristar. See Part II, Item 5 "Recent Sales of Unregistered Securities."
Results of Operations

     For the two years ended December 31, 1998 the registrant was engaged in no active business. The proposed business through the acquisition of PetCare, Inc.
in 1997 was wholly unsuccessful. Activities (other than in connection with the unsuccessful transaction with PetCare, Inc.) were limited to looking at various business opportunities for possible acquisition by the registrant, and paying the costs incident to periodic reporting to the Commission, and audit and legal fees associated therewith.

Item 7.  Financial Statements.

Financial statements of the registrant, as of December 31, 1998 and for the two years then ended, are included in this report and incorporated herein by reference.

Item 8.   Changes In and Disagreements With Accountants on
          Accounting and Financial Disclosure.

     There were no changes in or disagreements with accountants on accounting and financial disclosure matters in fiscal 1997 or 1998.

     Subsequent to December 31, 1996, the registrant dismissed the independent accounting firm which had audited the financial statements of the registrant for prior years. Such dismissal was approved by the registrant's board of directors. There had been no disagreements with the former accounting firm (Schmidt &
Associates, P.C.) on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure. The prior firm's audit reports had stated that the financial statements had been prepared with the assumption that the registrant would continue as a going concern.

     In March 1997, the registrant engaged a separate independent accounting firm (Janet Loss, CPA) to audit and report upon the financial statements of the registrant for fiscal 1996 through fiscal 1998.

     On March 25, 1997, the registrant filed a Current
Report on Form 8-K concerning the change in accounting firms.

                   PETHEALTH SYSTEMS, INC.
                (A DEVELOPMENT STAGE COMPANY)

                Index to Financial Statements

Independent Auditor's Report . . . . . . . . . . . . .F-10
Financial Statements:
     Balance Sheets. . . . . . . . . . . . . . . . . .F-11
     Statements of Operations. . . . . . . . . . . . .F-12
     Statements of Stockholders' Equity (Deficit). . .F-13
     Statements of Cash Flows. . . . . . . . . . . . .F-14
     Notes to Financial Statements . . . . . . . . . .F-15-F-17

                      F-9
          Janet Loss, C.P.A., P.C.
         Certified Public Accountant
     3525 S.  Tamarac Drive, Suite 120
          Denver, Colorado 80237

Board of Directors
PetHealth Systems, Inc.
(A Development Stage Company)

I have audited the accompanying balance sheets of PetHealth Systems, Inc. (a development stage company)as of December 31, 1998 and 1997, and the related statements of operations, shareholders' equity (deficit) and cash flows for the years ended December 31, 1998, 1997 and 1996. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PetHealth
Systems, Inc. (a development stage company) as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the years ended December 31, 1998, 1997 and 1996.

/s/ Janet Loss
-----------------------
Janet Loss, C.P.A., P.C.
March 28, 1999

                   F-10
            PETHEALTH SYSTEMS, INC.
        (A DEVELOPMENT STAGE COMPANY)
               BALANCE SHEET

                                        December 31,December 31,
                                        1998        1997
                                        ----------- ------------
                                               ASSETS
CURRENT ASSETS:
     Cash in checking                   $         0    $     265
     Stock Receivable                             0          380
                                         ----------  -----------
     TOTAL CURRENT ASSETS               $         0    $     645
                                         ----------   ----------
FIXED ASSETS:
     Equipment                                            03,138
     Less accumulated appreciation                0    (     523)
     Net Fixed Assets                             0        2,615
                                          ---------   ----------
     TOTAL ASSETS                       $         0    $   3,260
                                          ---------   ----------
            LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT  LIABILITIES:
     Accounts payable                   $       406    $   8,174
     Accrued interest                         3,819            0
     Due to Jagerton Research Ltd.          127,300            0
     Due to Ameristar Group
       Incorporated (see Note 2)                  0      122,500
                                           --------     --------
     TOTAL CURRENT LIABILITIES              131,525      130,674
                                            --------    --------
STOCKHOLDERS' (DEFICIT):
     Preferred Stock, $.10 par value,
     100,000,000 shares authorized
     none issued                                  0            0
     Common Stock, Class A no par value,
     800,000,000 shares authorized,
     1,153,027 issued and outstanding       243,834      243,834
     Deficit accumulated during
     Development stage                     (375,359)    (371,248)
                                           ---------    ---------
     TOTAL STOCKHOLDERS' (DEFICIT)         (131,525)    (127,414)
                                           --------     ---------
TOTAL LIABILITIES AND
     STOCKHOLDERS' EQUITY (DEFICIT)     $         0    $   3,260
                                           ---------    ---------

The accompanying notes are an integral part of the financial statements.

                             F-11
                  PETHEALTH SYSTEMS, INC.
              (A DEVELOPMENT STAGE COMPANY)
                STATEMENTS OF OPERATIONS

December 8,1981
               Year Ended       Year Ended      Year Ended     (Inception)to
               December 31,     December 31,    December 31,    December 31,
                 1998              1997             1996            1998
               -----------      -----------     ------------    -----------
Revenues        $         0   $         0       $         0               0
OPERATING EXPENSES:
Legal and accounting  2,625        46,650             2,975         104,288
Management services
      (Note 2)            0       120,000                 0         120,000
Consulting Fees           0        47,000                 0          47,000
Depreciation Expense    920           523                 0           1,443
Filing and transfer fees  841       5,550             1,649          14,901
Public relations          0             0                 0          14,414
Office and Printing     202         4,776                 0           4,978
Taxes, Franchise        220           685                 0             905
Travel Expense            0           534                 0             534
Other Expenses            0           269                64          35,168
                     -------      -------              -----       --------
TOTAL OPERATING EXPENSES 4,808    225,987             4,688         343,631
                      --------    -------            ------        --------
NET (LOSS) BEFORE
OTHER INCOME (EXPENSES)(     4,808)  (   225,987)  (  4,688)      ( 343,631)
                      -------------   -----------   --------      ----------
OTHER INCOME AND (EXPENSES):
Writeoff of advances on
recision of merger           0             0             0        ( 119,110)
Sale of business plans       0        76,000             0           76,000
Loss on sale of fixed
assets             (     1,695)            0             0        (   1,695)
Forgiveness of debt      6,211             0         7,455           13,666
Interest expense
(income)           (     3,819)                                   (     589)
                   ------------                                    ---------
TOTAL OTHER INCOME
     (EXPENSES)            697        76,000         7,455        (  31,728)
                     ---------        -------        ------       ----------
NET INCOME (LOSS)  ($    4,111)  ($  149,987)   $    2,767        ($375,359)
                    -----------   ----------     ---------        ----------
NET (LOSS) PER
     COMMON SHARE        N/A      ($     .08 )  $      .01         $   N/A
                     ----------   -----------    ---------         ---------
WEIGHTED AVERAGE NUMBER OF
COMMON SHARES
OUTSTANDING          1,153,027     1,888,492       284,781             N/A

The accompanying notes are an integral part of the financial statements.

                            F-12
                  PETHEALTH SYSTEMS, INC.
              (A DEVELOPMENT STAGE COMPANY)
         STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
       For the Years Ended December 31, 1998 and 1997

                     Common Stock       Accumulated       Total
                     Number             During            Stockholders'
                     of                 Development       Equity
                     Shares     Amount  Stage             (Deficit)
                     ---------  ------- -------------     -----------
Balance,
January 1, 1997     $57,006,090 $216,954 ($ 221,261)     ($    4,307)
January 29, 1997, PetHealth
Systems,Inc. acquired all
of the 3,000,000  issued
and outstanding shares of
Common Stock of
PetCare, Inc.in  exchange
for 600,000,000 shares of
Common Stock of
PetHealth Systems, Inc. 600,000,000

February 24, 1997 1 for 200 Reverse
Stock Split           ( 653,721,063)

July 1, 1997 Common Shares issued
for Private Placement  38,000  76,000                          76,000

July 18, 1997 2,700,000 shares are
retired and canceled, due to
recision of merger with PetCare, Inc.    (   2,700,000)

490,000 shares issued for consulting
services provided to the company as
of October, 1997              490,000      24,500              24,500

October 16, 1997, cancellation of
private placement( 38,000) (   76,000)               (    76,000)

October 16, 1997, stock issued for
cash,
($.01 per share)   38,000         380                        380

December 11, 1997 Shares issued for
consulting
services           40,000       2,000                      2,000

Net Loss for the year ended
December 31, 1997                          ($   149,987) ($   149,987)
                   ------     --------     ------------   ------------
Balance,
December 31, 1997  1,153,027  $  243,834   ($   371,248) ($   127,414)
Net (Loss) for the year ended
December 31, 1998                         (      4,111) (      4,111)
                   ---------   ----------  -----------  -------------
Balance,
December 31, 1998   1,153,027  $  243,834 ($   375,359) ($   131,525)
                    ---------  ----------  -----------   ------------
The accompanying notes are an integral part of the financial statements.

F-13
                    PETHEALTH SYSTEMS, INC.
                 (A DEVELOPMENT STAGE COMPANY)
                   STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 1998, 1997 and 1996

December 8, 1981
                     Year Ended     Year Ended     Year Ended   (Inception)to
                     December 31,   December 31,   December 31,  December 31,
                     1998           1997           1996          1997
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)   ($     4,111)  ($  149,987)    $    2,767    ($  375,359)
Adjustments to reconcile
net (loss) to net cash used
by operating activities:
Amortization                   0             0              0            750
Depreciation                 920           523              0          1,443
Stock issued for
Services/expenses              0        26,500              0         52,925

Changes in operating assets
and liabilities:
Increase (decrease) in
accounts payable    (      7,768)        3,867    (     6,533)           406
Increase accrued interest  3,819             0              0          3,819
Increase stock receivable    380   (       380)             0              0
Increase due to Jagerton
Research Limited         127,300             0              0        127,300
Increase in due to
Ameristar Group Inc.(    122,500)      122,500              0              0
                     ------------      -------      ----------    ----------

NET CASH PROVIDED(USED) BY
OPERATING ACTIVITIES(      1,960)        3,023    (     3,766)   (   188,716)
                     ------------       ------      ----------     ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Organization costs             0             0              0    (       750)
Purchased Fixed Assets     1,695   (     3,138)             0    (     1,443)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance
of common stock                0           380          3,630       252,344
Proceeds from issuance
of Class B common stock                                              10,000
Deferred offering costs        0             0              0    (   71,435)
                         ---------      -------      ---------    ----------

NET CASH PROVIDED (USED)BY
FINANCING ACTIVITIES       1,695  (      2,758)         3,630       188,716
                         ---------      -------       --------    ----------

NET INCREASE (DECREASE)
IN CASH             (        265)          265    (       136)            0
CASH, BEGINNING OF PERIOd$   265   $         0     $      136     $       0
CASH, END OF PERIOD$           0   $       265     $        0     $       0
                       ---------   -----------     ----------     ---------

The accompanying notes are an integral part of the
financial statements.
                          F-14
                  PETHEALTH SYSTEMS, INC.
             (A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
         POLICIES
         -------------------------------------------------
     PetHealth Systems, Inc. (the Company) is a development stage organization formed under the laws of the State of Colorado on December 8, 1981. Since inception, the company has been inactive except for recent organizational and initial financing efforts. The Company's fiscal year end is December 31, and there was no activity prior to the year ended December 31, 1988.

Accounting Method
-----------------

     The Company records income and expenses on the accrual method.

Organization Costs
------------------

     Costs incurred in organizing the Company were amortized over a sixty-month period.

Deferred Offering Costs
-----------------------

     The Company incurred costs in connection with its public offering. When the offering of the Company's stock was successful in April of 1989, these costs were charged as a reduction of the proceeds of the offering.

NOTE 2 - RELATED PARTY TRANSACTIONS
-----------------------------------

     In 1997, the Company accrued $10,000 per month for financial consulting and general administrative support services which were provided to the Company by Ameristar
Group Incorporated. Such agreement was not negotiated at arm's length due to the relationship between the Company and Mr. Saposnick and Mr. Messina, former directors and record of beneficial shareholders' of the Company.

     In 1997, the Company also received advances of monies for its operating expenses from Ameristar Group
Incorporated, in accordance with an agreement between the two companies.

     On September 25, 1998, a promissory note was signed for $127,300 for monies due Ameristar Group Incorporated with interest accruing at 12% per annum. Subsequently, this note was paid for by Jagerton Research Limited in December of 1998, and the Company now owes the liability of $127,300 to Jagerton Research Limited with interest accruing at 12%.

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

                          F-15
               PETHEALTH SYSTEMS, INC.
            (A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

NOTE 3 - CAPITALIZATION
-----------------------

     In December of 1981, the Company authorized
50,000 shares of no par value common stock. In March of 1988, the Company amended and restated its certificate of incorporation to authorize 800,000,000 shares of no par value common stock and 100,000,000 shares of $.10 par value preferred stock. No preferred stock is issued or outstanding as of September 30,1997.

NOTE 4 - INCENTIVE STOCK OPTION PLAN
------------------------------------

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

NOTE 5 - MERGER AND RELATED RECISION
------------------------------------

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

NOTE 6 - MERGER AND RECISION WITH PETCARE, INC.
-----------------------------------------------

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

     The Company was unable to raise the capital required to implement the PetCare, Inc, business plan (acquisition of operating veterinarian hospitals and consolidation of operations thereof). Therefore, as of July 7, 1997,

                         F-16
                 PETHEALTH SYSTEMS, INC.
              (A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

NOTE 6 - CONTINUED
------------------

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

NOTE 7 - NAME CHANGED
---------------------

     The corporate name has been changed from Triangle, Inc. to PetHealth Systems, Inc. effective February 10,
1997.

                        F-17
                      PART III

Item 9. Directors, Executive Officers, Promoters and
        Control Persons, Compliance with Section 16(a)
        of the Exchange Act.
        ---------------------------------------------
        The officers and directors of the Company as of the date of this report are:

Name                      Position
----------------          -------------------------
Giuseppe
Coniglione                Director, President
                          Chief Executive Officer,
                          Chief Financial Officer
                          Secretary

Giuseppe Coniglione is President, Chief Executive Officer,
Chief Financial Officer, Secretary and Director. Mr.
Coniglione has worked as an asset manger since 1988, most recently in partnership with 2 individuals. Prior to such time he ran and owned an independent asset management company from 1993 to mid - 1998.

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

Item 10.  Executive Compensation.
          ----------------------

     The following table sets forth the compensation paid to the Chief Executive Officer, of the registrant in the three fiscal years ended December 31, 1998. No other executive officers of the registrant have received any compensation in the three fiscal years ended December 31, 1998.

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

              Summary Compensation Table
                 Long Term Compensation

     Annual Compensation             Awards             Payouts
(a)    (b)  (c)    (d)    (e)     (f)    (g)     (h)    (i)

                                        Other
Name                            Annual  Restricted       All    Other
and                             Compen- Stock            LTIP   Compen-
Principal                       sation  Award(s) Options/Payouts sation
Position        Year Salary($) Bonus($)    ($)     ($)    SARs(#)($)($)
-----------------------------------------------------------------------
Robert Gordon   1998 -0-         -0-       -0-     -0-   -0-    -0- -0-
President,      1997 -0-         -0-       -0-     -0-   -0-    -0- -0-
CEO, CFO

Robert K. Ellis 1996 $-0-        -0-       -0-    $-0-   -0-    -0-$-0-
CEO and
President

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

Item 11.  Security Ownership of Certain Beneficial
          Owners and Management
          ----------------------------------------

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

Title of      Name and Address of  Amount and Nature of     Percent of
Class         Beneficial Owner     Beneficial Ownership     Class
Common,       Giuseppe Coniglione*   680,000 shares         58.97%
no par        15466 SW 146th Street  (additional option to   (Not including
              Miami, FL 33196        Purchase 50,000 shares)    option)
                                     direct
              Officers and directors
              as a group (1 person)   680,000                58.97%
                                                             (Not including
                                                                option)

              *Officer and/or director.  As of December
31, 1998 Jagerton Research Limited did not effectuate the transfer of such 680,000 shares. However, Jagerton
Research Limited and Mr. Coniglione have agreed to such transfer based on services rendered to the registrant by Mr. Coniglione

Item 12.  Certain Relationships and Related Transactions
          ----------------------------------------------

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

     On September 25, 1998, the registrant, Martin I.
Saposnick, a former director of the registrant (and representative of 720,000 shares of the registrant's issued and outstanding common stock) and Jagerton Research
Limited, or its assignee, entered into a Stock Purchase
Agreement whereby Martin I. Saposnick agreed to sell
720,000 of the registrant's issued and outstanding common stock to Jagerton Research Limited or its assignee for the purchase price of $225,000. Such transaction closed on December 14, 1998 upon full payment of the purchase price and resignation of the registrant's directors and officers. As of March 31, 1999, 730,000 of the registrant's issued and outstanding common stock have been delivered to Jagerton Research Limited, but such shares have not been assigned to Jagerton Research
Limited's assignee.

                        PART IV
Item 13.  Exhibits and Reports on Form 8-K.
          --------------------------------
(a)  Exhibits
Exhibit

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

PetHealth Systems, Inc.
(Registrant)

/s/ Giuseppe Coniglione
    ----------------------
    Giuseppe Coniglione
April 14, 1999

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Giuseppe Coniglione
    -------------------
    Giuseppe Coniglione, President, Chief
    Executive Officer, Chief
    Financial Officer, Secretary
    and Director
April 14, 1999