Form 10QSB
period 1999-03-31
PETHEALTH SYSTEMS INC
filed 1999-09-23
CIK 832810

PETHEALTH SYSTEMS, INC.
               Form 10-QSB Quarterly Report
            For the Period Ended March 31, 1999

Part I - FINANCIAL INFORMATION                                    Page
------------------------------                                    ----
Item 1. Financial Statements                                       3

     Unaudited Balance Sheets at March 31, 1999                    4
     and December 31, 1998

     Unaudited Statements of Operations for the Three
     Months Ended March 31, 1999 and 1998 and From
     Inception (December 8, 1981) through March 31, 1999           5

     Unaudited Statements of Cash Flows for the Three Months
     Ended March 31, 1999 and 1998 and From Inception
     (December 8, 1981) to March 31, 1999

     Statement of Stockholders' Equity (Deficit)                   7

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                        8

PART II - OTHER INFORMATION                                        9
---------------------------

Item 1. Legal Proceedings                                          9

Item 2. Changes in Securities                                      9

Item 3. Defaults Upon Senior Securities                            9

Item 4. Submission of Matters to a Vote of Security Holders        9

Item 5. Other Information                                          9

Signatures

PART I - FINANCIAL INFORMATION
------------------------------

Item 1. Financial Statements:

BASIS OF PRESENTATION

The accompanying unaudited financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.
The accompanying statements should be read in conjunction with the audited financial statements for the years ended December 31, 1998 and 1997. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the three months ended March 31, 1999 are not necessarily indicative of results that may be expected for the year ending December 31, 1999. The financial statements are presented on the accrual basis.

                 PETHEALTH SYSTEMS, INC
              (A Development Stage Company)
                    BALANCE SHEET
                       ASSETS
                       ------

                                   (UNAUDITED)        (AUDITED)
                                   March 31, 1999     December 31, 1998
                                   --------------     -----------------
CURRENT ASSETS
     Cash in checking               $        10,985    $          0
     Stock receivable                             0               0
                                    ---------------    -------------
     TOTAL CURRENT ASSETS                    10,985               0
                                    ---------------    -------------
FIXED ASSETS
     Equipment                                    0               0
     Less accumulated depreciation                0               0
     Net fixed assets                             0               0
                                    ----------------   -------------
TOTAL ASSETS                        $        10,985    $          0

              LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
     Accounts payable               $             0    $        406
     Accrued interest                         4,293           3,819
     Due to Jagerton Research Ltd.          143,119         127,300
                                     ---------------   -------------

     TOTAL CURRENT LIABILITIES              147,412         131,525
                                     ---------------   -------------

STOCKHOLDERS' EQUITY (DEFICIT)
     Preferred Stock, $.10 par value,
     100,000,000 shares authorized
     none issued                                  0               0

     Common Stock Class A no par value,
     800,000,000 shares authorized,
     1,153,027 issued and outstanding       243,834         243,834

     Deficit accumulated during
     Development stage                     (380,261)       (375,359)
                                      --------------    -------------

     TOTAL STOCKHOLDERS' DEFICIT          (136,427)        (131,525)
                                      --------------    -------------

TOTAL LIABILITIES AND
    STOCKHOLDERS' EQUITY (DEFICIT)    $     10,985      $         0

               PETHEALTH SYSTEMS, INC
           (A Development Stage Company)
             STATEMENTS OF OPERATION

                         Three Months Ended                  For the Period
                             March 31,                       December 8, 1981
                                                             (Inception) to
                         1999          1998                  March 31, 1999
                         -----         -----                 ---------------
Revenues                 $   0         $   0                 $       0

OPERATING EXPENSES
Bank charges                15             0                        15
Consulting Fees              0             0                    47,000
Depreciation Expense         0           251                     1,443
File & transfer fees         0           192                    14,901
Legal & accounting         594         1,500                   104,882
Management services          0             0                   120,000
Office and printing          0            63                     4,978
Public relations             0             0                    14,414
Taxes, Franchise             0           220                       905
Travel expense               0             0                       534
Other expense                0             0                    35,168
                          -----         -----                 ---------
TOTAL OPERATING
 EXPENSES                  609        2,226                   344,990
                          -----       ------                  ---------

NET (LOSS) BEFORE
OTHER INCOME
AND (EXPENSE)             (609 )      (2,226)                (344,240)
                          ------      -------                ---------

OTHER INCOME AND (EXPENSES)
Write-off of advances on
   recission of merger        0             0                (119,110)

Sale of business plan and
   asset                      0             0                  74,305

Forgiveness of debt           0             0                  13,666

Interest income (expense) 4,293             0                  (4,882)
                          -----                              ----------
TOTAL OTHER INCOME
  AND (EXPENSES)         (4,902)            0                 (36,021)
                         -------           ----              ----------
NET INCOME
  OR (LOSS)            $ (4,902)     $ (2,226)              $(380,261)
NET (LOSS) PER
  COMMON SHARE                *             *                     N/A
                      ---------     ----------             -----------

     (* less than $.01 net loss per share)

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES       1,153,027     1,153,027                     N/A
                      ---------     ----------              -----------

                PETHEALTH SYSTEMS, INC
            (A Development Stage Company)
              STATEMENTS OF CASH FLOWS

                         For the Three Months Ended          For the Period
                                                             December 8, 1981
                      March 31, 1999     March 31, 1998      (Inception) to
                      (Unaudited)        (Unaudited)         March 31, 1999
                      --------------     --------------      ----------------
CASH FLOWS FROM
OPERATING ACTIVITIES
 Net Income (loss)  $       (4,902)     $     (2,226)          $  (380,261)

 Adjustments to reconcile net (loss) to
 net cash used by operating activities:
 Amortization                    0                 0                   750
 Depreciation                    0               251                 1,443
 Stock issued for
 services/expenses               0                 0                52,925

 Change in operating assets
 and liabilities:
 Increase in stock receivable    0                 0                     0
 Increase (decrease) in
 current liabilities        15,887             1,730               147,412
                          ---------            -------            ----------
NET CASH FLOWS FROM
   OPERATING ACTIVITIES     10,985              (245)             (177,731)
                          ---------            -------           ------------
CASH PROVIDED (USED) IN
INVESTING ACTIVITIES
 Purchases fixed assets          0                 0                (1,443)

 Organization costs              0                 0                  (750)
                          ----------           -------            -----------
NET CASH PROVIDED (USED)
IN INVESTING ACTIVITIES          0                 0                (2,193)
                          ----------           --------           -----------
CASH FLOWS FROM
FINANCING ACTIVITIES
 Proceeds from issuance of
 common stock                    0                 0               252,344
 Proceeds from issuance of
 Class B common stock            0                 0                10,000
 Deferred offering costs         0                 0               (71,435)
                         ----------            --------           -----------
NET CASH FLOWS FROM
FINANCING ACTIVITIES             0                 0               190,909
                          -----------           -------           ----------
NET INCREASE (DECREASE)
IN CASH                     10,985              (245)               10,985
CASH, BEGINNING OF PERIOD        0               265                     0
                          -----------           -------           ----------
CASH, END OF PERIOD      $  10,985            $   20            $   10,985
                         ------------         ----------        -----------

                 PETHEALTH SYSTEMS, INC
            (A Development Stage Company)
       STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
  For the Three Months Ended March 31, 1999 (UNAUDITED)

                                            DEFICIT          TOTAL
                      NUMBER                ACCUMULATED      STOCKHOLDERS'
                      OF                    DURING           EQUITY
                      SHARES     AMOUNT     DEVELOPMENT      (DEFICIT)
                      -------    -------    ------------     -------------

Balance,
January 1, 1999     1,153,027    $ 243,834   $ (375,359)     $ (131,525)

Net loss for the
 Three Months Ended
 March 31, 1999             0            0       (4,902)         (4,902)
                    ----------   ----------  -----------      -----------
Balance,
March 31, 1999     1,153,027     $ 243,534   $ (380,261)     $ (136,427)


Item 2. Management's Discussion and Analysis of Financial
Conditions and Results of Operations

Plan of Operation
-----------------

The Registrant is continuing its efforts to locate a business opportunity for the purpose of making an acquisition. It is possible that the registrant will be successful in locating such a business opportunity and negotiating and closing an acquisition thereof by the issuance of restricted shares of the registrant's Common
Stock, without the necessity of paying any cash consideration for such acquisition. However, if the registrant cannot effect a non-cash acquisition, the registrant may have to raise funds from a private offering of its securities under Rule 506 of Regulation
D. There is no assurance the registrant will obtain any such equity funding.

As of the date of this report, and throughout fiscal 1998, the registrant's general and administrative expenses which were paid have been funded by advances from Ameristar Capital Corporation, a private corporation affiliated with Joseph J. Messina and Martin I. Saposnick, former directors of the registrant. On September 25, 1998, a promissory note was signed for $127,300 for monies due Ameristar Group
Incorporated with interest accruing at 12% per annum.
Subsequently this note was assigned to Jagerton
Research Limited in December of 1998, and Jagerton Research
Limited now holds the promissory note with interest accruing at 12% per annum.

Results of Operations
-----------------------

The Company did not have any operating income during the quarterly period ended March 31, 1999, and has not had any operating income since its inception. For this quarterly period, the registrant recognized a net loss of $4,902 compared to a net loss of $2,226 for the quarterly period ended March 31, 1998. General and administrative expenses during the current period were funded initially by Ameristar Capital Corporation, a private corporation affiliated with the two prior directors of the registrant. Jagerton Research Limited has paid Ameristar Capital Corporation for these amounts and now assumes this responsibility. Expenses for the quarterly period ended March 31, 1999 were comprised of costs associated with legal, transfer agent and accounting obligations.

Liquidity and Capital Resources
-------------------------------

At March 31, 1999 the Company had no capital resources other than an insignificant amount of cash, and will rely on advances from related parties to fund administrative expenses pending acquisition of an operating company. Presently there are no agreements in place for such acquisition, and there is no assurance any acquisition will be consummated. Alternatively, the Company may seek equity funding for administrative costs and anticipated costs of negotiating a possible acquisition, but such equity funding is not currently underway.

Potential Change of Control
---------------------------

On September 25, 1998 an agreement was entered into between a group of individual stockholders representing a controlling interest in the Company and a group of foreign investors whereby the foreign investors will acquire a majority of the interest and outstanding common stock of the Company. If a closing takes place, there will be a change of control in the Company, and new management (including both officers and directors) will be elected and/or appointed. The following officers and directors resigned Robert Gordon, President and Director on December 11, 1998; Geva Laun, Secretary on
December 11, 1998; Chip Kurzenhauser, Director on December
11,1998 and Brian Skelton, Director on September 1, 1998.

PART II - OTHER INFROMATION

Item 1. Legal Proceedings.  Not applicable

Item 2. Changes in Securities.  None

Item 3. Defaults Upon Senior Securities.  Not Applicable

Item 4. Submission of Matters to a Vote of Security
        Holders. None

Item 5. Other Information. None

Item 6. Exhibits and Reports of Form 8-K. None

Exhibit 27 - Financial Data Schedule - Electronic Filing Only

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed in its behalf by the undersigned, thereunto duly authorized, on September 21, 1999.

     PETHEALTH SYSTEMS, INC.

     By:/s/ Richard I. Anslow
        ---------------------
            Richard I. Anslow
            Legal Counsel and Agent

EXHIBIT 27 - FINANCIAL DATA SCHEDULE
-----------------------------------

THIS SCHEDULE CONTAINS SUMMARY FINANCIAL INFORMATION
EXTRACTED FROM THE BALANCE SHEET FOR THE THREE MONTHS ENDED
MARCH 31, 1999 AND THE STATEMENT OF OPERATIONS FOR THE
THREE MONTHS ENDED MARCH 31, 1999 AND IS QUALIFIED IN
ITS ENTIRETY BY REFERENCE TO SUCH  FINANCIAL STATEMENTS.

[PERIOD-TYPE]                               3-MOS
[FISCAL-YEAR-END]                           DEC-31-1999
[PERIOD-END]                                MAR-31-1999
[CASH]                                           10,985
[SECURITIES]                                          0
[RECEIVABLES]                                         0
[INVENTORY]                                           0
[CURRENT-ASSETS]                                 10,985
[PP&E]                                                0
[TOTAL-ASSETS]                                   10,985
[CURRENT-LIABILITIES]                           147,412
<LONG TERM LIABILITIES>                               0
[COMMON]                                        243,834
[PREFERRED]                                           0
[OTHER-SE]                                      380,261
[TOTAL-LIABILITY-AND-EQUITY]                     10,985
[SALES]                                               0
[TOTAL-REVENUES]                                      0
[CGS]                                                 0
[TOTAL-COSTS]                                         0
<GENERAL EXPENSES>                                  609
[OTHER-EXPENSES]                                      0
[INTEREST-EXPENSE]                                4,293
[INCOME-PRETAX]                                  <4,902>
[INCOME-CONTINUING]                                   0
[NET-INCOME]                                     <4,902>
[EPS-BASIC]                                     (.001)
[EPS-DILUTED]                                         0