Form 10QSB
period 1999-09-30
PETHEALTH SYSTEMS INC
filed 1999-10-12
CIK 832810

PETHEALTH SYSTEMS, INC.
                   Form 10-QSB Quarterly Report
               For the Period Ended September 30, 1999

                                                                    Page
                                                                    -----
Part I   FINANCIAL INFORMATION

Item 1. Financial Statements                                        3

     Unaudited Balance Sheets at September 30, 1999                 4
     and December 31, 1998

     Unaudited Statements of Operations for the Three and
     Nine Months Ended September 30, 1999 and 1998 and From
     Inception (December 8, 1981) through September 30, 1999        5

     Unaudited Statements of Cash Flows for the Nine
     Months ended September 30, 1999 and 1998 and From Inception
     (December 8, 1981) to September 30, 1999                       6

     Statement of Stockholders' Equity (Deficit)                    7

Item 2. Management's Discussion and Analysis of Financial
     Condition and Results of Operations                            8

PART II   OTHER INFORMATION                                         9

Item 1. Legal Proceedings                                           9

Item 2. Changes in Securities                                       9

Item 3. Defaults Upon Senior Securities                             9

Item 4. Submission of Matters to a Vote of Security Holders         9

Item 5. Other Information                                           9

Signatures

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements:

BASIS OF PRESENTATION

The accompanying unaudited financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.
The accompanying statements should be read in conjunction with the audited financial statements for the years ended December 31, 1998 and 1997. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the nine months ended September 30, 1999 are not necessarily indicative of results that may be expected for the year ending December 31, 1999. The financial statements are presented on the accrual basis.

                  PETHEALTH SYSTEMS, INC
               (A Development Stage Company)
                     BALANCE SHEETS

                                             (UNAUDITED)             (AUDITED)
                                          September 30, 1999      December 31, 1998
                                          ------------------      -----------------
                              ASSETS
CURRENT ASSETS
  Cash in checking                        $            5,450      $              0
  Stock receivable                                         0                     0
                                           ------------------      ----------------
     TOTAL CURRENT ASSETS                              5,450                     0
                                          ------------------      ----------------

FIXED ASSETS
  Equipment                                                0                     0

  Less accumulated depreciation                            0                     0
                                          ------------------            ----------

  Net fixed assets                                         0                     0
                                          ------------------            ----------


TOTAL ASSETS                             $           5,450       $              0
                                         -----------------       -----------------
                                         -----------------       -----------------

                   LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
  Accounts payable                       $               0       $            406
  Accrued interest                                  12,881                  3,819
  Due to Jagerton Research Ltd.                    143,119                127,300
                                         -----------------        ---------------


     TOTAL CURRENT LIABILITIES                     156,000                131,525
                                         -----------------        ---------------
STOCKHOLDERS' EQUITY (DEFICIT)
Preferred Stock, $.10 par value,
  100,000,000 shares authorized
  none issued                                            0                      0
Common Stock Class A no par value,
  800,000,000 shares authorized,
  1,153,027 issued and outstanding                 243,834                243,834

  Deficit accumulated during
  Development stage                               (394,384)              (375,359)
                                          -----------------        ---------------

     TOTAL STOCKHOLDERS' DEFICIT                  (150,550)              (131,525)
                                          -----------------        ---------------
TOTAL LIABILITIES AND
    STOCKHOLDERS' EQUITY (DEFICIT)        $          5,450        $             0
                                          -----------------       ----------------
                                          -----------------       ----------------

                    PETHEALTH SYSTEMS, INC
                 (A Development Stage Company)
                    STATEMENTS OF OPERATION

                Three Months Ended               Nine Months Ended      For the Period
                 September 30,                   September 30,          December 8, 1981
                                                                       (Inception) to
                1999        1998                 1999         1998      Sept. 30, 1999
                 ----        ----                 ----         ----      ---------------
Revenues             $   0       $  0             $  0         $  0          $     0
                     -----       -----            -----        -----          --------
OPERATING EXPENSES
Bank Charges             0          0              189            0               189
Consulting Fees          0          0                0            0            47,000
Depreciation Expense     0        251                0          753             1,443
File & transfer fees   150        243              150          642            15,051
Legal & accounting       0        450            5,805        2,625           110,093
Management services      0          0                0            0           120,000
Office and printing      0         57                0          184             4,978
Public relations         0          0                0            0            14,414
Taxes, franchise         0          0                0          220               905
Travel expense           0          0                0            0               534
Other expense            0          0                0            0            35,168
                      -----    -------           ------      -------          --------
TOTAL OPERATING
 EXPENSES              150      1,001            6,144        4,424           349,775
                      -----    -------           ------      -------          --------
NET (LOSS) BEFORE
OTHER INCOME
AND (EXPENSE)         (150)  (  1,001)          (6,144)    (  4,424)         (349,775)
                      -----  ---------          -------    ---------         ---------
OTHER INCOME AND (EXPENSES)
Writeoff of advances
 on recission
 of merger              0            0               0            0          (119,110)
Sale of business plan
 and asset              0            0               0            0            74,304
Forgiveness of debt     0            0               0            0            13,666
Interest income
 and (expense)     (4,294)           0         (12,881)           0           (13,469)
TOTAL OTHER INCOME
  AND (EXPENSES)   (4,294)           0         (12,881)           0           (44,609)
NET INCOME
  OR (LOSS)       $(4,444)     $(1,001)       $(19,025)     $(4,424)        $(394,384)
                  --------     --------       ---------     --------        ----------
                  --------     --------       ---------     --------        ----------
NET (LOSS) PER
  COMMON SHARE          *            *               *            *             N/A
       (* less than $.01 net loss per share)
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES  1,153,027    1,153,027        1,153,027   1,153,027             N/A

                       PETHEALTH SYSTEMS, INC
                     (A Development Stage Company)
                       STATEMENTS OF CASH FLOWS

                                    For the Nine Months Ended      For the Period
                                                                   December 8, 1981
                            September 30, 1999 September 30, 1998 (Inception) to
                            (Unaudited)        (Unaudited)         Sept. 30, 1999
                            ------------------ ------------------  ---------------
CASH FLOWS FROM
OPERATING ACTIVITIES
 Net Income (loss)          $        (19,025)   $     (4,424)       $   (394,384)

 Adjustments to reconcile net (loss) to
  net cash used by operating activities:
    Amortization                           0                0                750
    Depreciation                                          753              1,443
    Stock issued for
    services/expenses                      0                0             52,925

 Change in operating assets
  and liabilities:
    Increase in stock receivable           0                0                  0
    Increase (decrease) in
     current liabilities              24,475            3,368            156,000
                                      -------           -----            --------
NET CASH FLOWS FROM
   OPERATING ACTIVITIES               (5,450)            (303)          (183,266)
                                      -------           ------          ---------
CASH PROVIDED (USED) IN
   INVESTING ACTIVITIES
     Purchases fixed assets                0                0             (1,443)

     Organization costs                    0                0               (750)
                                      --------           ------          ---------
NET CASH PROVIDED (USED)
   IN INVESTING ACTIVITIES                 0                0             (2,193)
                                      --------           -------         ---------
CASH FLOWS FROM
   FINANCING ACTIVITIES
     Proceeds from issuance of
        common stock                       0                0            252,344
     Proceeds from issuance of
        class B common stock               0                0             10,000
     Deferred offering costs               0                0            (71,435)
NET CASH FLOWS FROM
   FINANCING ACTIVITIES                    0                0            190,909
                                       --------          -------         ---------
NET INCREASE (DECREASE)
   IN CASH                             5,450             (303)             5,450
CASH, BEGINNING OF PERIOD                  0              321                  0
                                       ---------         -------         ----------

CASH, END OF PERIOD             $      5,450          $    18           $  5,450
                                ------------          -----------       -----------
                                ------------          -----------       -----------

                          PETHEALTH SYSTEMS, INC
                      (A Development Stage Company)
                STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
          For the Nine Months Ended September 30, 1999 (UNAUDITED)

                                                       DEFICIT         TOTAL
                         NUMBER                        ACCUMULATED     STOCKHOLDERS'
                         OF                            DURING          EQUITY
                         SHARES     AMOUNT             DEVELOPMENT     (DEFICIT)
                         ------     -------            ------------    ----------
Balance,
January 1, 1999        1,153,027   $ 243,834          $ (375,359)     $ (131,525)

Net loss for the
   Nine Months Ended
   September 30, 1999          0            0            (19,025)        (19,025)
                       ----------  ----------          -----------     -----------

Balance,
September 30, 1999     1,153,027    $ 243,834         $ (394,384)     $ (150,550)
                       ----------  ----------         -------------   ------------
                       ----------  ----------         -------------   ------------

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

As of the date of this report, and throughout fiscal 1998, the registrant's general and administrative expenses which were paid have been funded by advances from Ameristar Capital Corporation, a private corporation affiliated with Joseph J. Messina and Martin I. Saposnick, former directors of the registrant. On September 25, 1998, a promissory note was signed for $127,300 for monies due Ameristar Group Incorporated with interest accruing at 12% per annum. Subsequently this note was paid for by Jagerton Research Limited in December of 1998, and the Company now owes Jagerton Research Limited with interest accruing at 12%. In 1999, the registrant's general and administrative expenses which were paid have been funded by advances from Jagerton Research Limited.

Results of Operations
----------------------

The Company did not have any operating income during the quarterly period ended September 30, 1999, and has not had any operating income since its inception. For this quarterly period, the registrant recognized a net loss of $4,444 compared to a net loss of $1,001 for the quarterly period ended September 30, 1998. General and administrative expenses during the current period were funded by Jagerton Research Limited, a private corporation. Expenses for the quarterly period ended September 30, 1999 were comprised of costs associated with transfer agent fees and interest.

Liquidity and Capital Resources
-------------------------------

At September 30, 1999 the Company had no capital resources other than an insignificant amount of cash, and will rely on advances from related parties to fund administrative expenses pending acquisition of an operating company. Presently there are no agreements in place for such acquisition, and there is no assurance any acquisition will be consummated. Alternatively, the Company may seek equity funding for administrative costs and anticipated costs of negotiating a possible acquisition, but such equity funding is not currently underway.

Potential Change of Control
---------------------------

On September 25, 1998 an agreement was entered into between a group of individual stockholders representing a controlling interest in the Company and a group of foreign investors whereby the foreign investors will acquire a majority of the interest and outstanding common stock of the Company. If a closing takes place, there will be a change of control in the Company, present management will resign and new management (including both officers and directors) will be elected and/or appointed.

PART II   OTHER INFORMATION

Item 1. Legal Proceedings.  Not Applicable

Item 2. Changes in Securities.  None

Item 3. Defaults Upon Senior Securities.  Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders.

None

Item 5. Other Information. None

Item 6. Exhibits and Reports of Form 8-K. None

Exhibit 27   Financial Date Schedule   Electronic Filing Only

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed in its behalf by the undersigned, thereunto duly authorized, on October 8, 1999.

     PETHEALTH SYSTEMS, INC.
     By:/s/ Richard I. Anslow
         ----------------------
          Richard I. Anslow
          Legal Counsel and Agent

EXHIBIT 27 - FINANCIAL DATA SCHEDULE

THIS SCHEDULE CONTAINS SUMMARY FINANCIAL INFORMATION
EXTRACTED FROM THE BALANCE SHEET FOR THE NINE MONTHS ENDED
SEPTEMBER 30, 1999 AND THE STATEMENT OF OPERATIONS FOR THE
SIX MONTHS ENDED SEPTEMBER 30, 1999 AND IS QUALIFIED IN ITS
ENTIRETY BY REFERENCE TO SUCH.  FINANCIAL STATEMENTS.

[PERIOD-TYPE]                           9-MOS
[FISCAL-YEAR-END]                       DEC-31-1998
[PERIOD-END]                            SEP-30-1999
[CASH]                                        5,500
[SECURITIES]                                      0
[RECEIVABLES]                                     0
[INVENTORY]                                       0
[CURRENT-ASSETS]                              5,450
[PP&E]                                            0
[TOTAL-ASSETS]                                5,450
[CURRENT-LIABILITIES]                       156,000
<LONG TERM-LIABILITIES>                           0
[COMMON]                                    243,834
[PREFERRED]                                       0
[OTHER-SE]                                 <394,384>
[TOTAL-LIABILITY-AND-EQUITY]                  5,450
[SALES]                                           0
[TOTAL-REVENUES]                                  0
[CGS]                                             0
[TOTAL-COSTS]                                     0
<GENERAL EXPENSE>                               150
<OTHER EXPENSE>                                   0
[INTEREST-EXPENSE]                            4,294
[INCOME-PRETAX]                              <4,444>
[INCOME-CONTINUING]                          <4,444>
[NET-INCOME]                                 <4,444>
[EPS-BASIC]                                 (.001)
[EPS-DILUTED]                                     0