Form 10KSB
period 1999-12-31
INCUBATETHIS INC
filed 2000-04-13
CIK 832810

SECURITIES AND EXCHANGE COMMISSION
<P>
                 Washington, D.C.  20549
<P>
                       FORM 10-KSB
<P>
[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required]. For
     the fiscal year ended December 31, 1999 or
<P>
[ ]  Transition report pursuant to Section 13 or 15(d)
     of the Securities Exchange Act of 1934 [No Fee
     Required]
<P>
For the transition period from      to
<P>
             Commission file number 000-22151
<P>
      Incubate This! Inc. (f/k/a PetHealth Systems, Inc.) (Exact Name of Registrant as Specified in its Charter)
<P>
Colorado                                    93-0969365
(State or other jurisdiction of        (IRS Employer
 incorporation or organization)       Identification Number)
<P>
     4400 Route 9, 2nd Floor, Freehold, New Jersey 07728
       (Address/principal executive offices) (Zip Code)
<P>
         Issuer's Telephone Number: (732) 409-1212
<P>
Securities registered pursuant to Section 12(b) of the Act:
                          None
<P>
Securities registered pursuant to Section 12(g) of the Act:
           Common Stock, without par value
<P>
                     (Title of Class)
<P>
     Check whether the issuer (1) filed all reports
required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the
issuer was required to file such reports): Yes   No X ;
and (2)has been subject to such filing requirements for
the past 90 days:
<P>
                 Yes X      No     .
<P>
     Check if there is no disclosure of delinquent filers
in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB: [ X ].
<P>
     State issuer's revenues for its most recent year ended December 31, 1999: $ -0-.
<P>
     State the aggregate market value of the 11,530 shares of voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as reported by the OTC Electronic Bulletin Board of the NASD for the prior week:
$64,856.25 as April 7, 2000, based on the prior week average bid and ask prices.
<P>
     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 4,011,530 shares of Common Stock, as of April 11, 2000.
<P>
               Documents Incorporated by Reference
<P>
     If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB into which the document is incorporated:
(1) any annual report to security holders; (2) any proxy
or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of
1933 ("Securities Act"). The listed documents should be clearly described for identification purposes. None.
     Transitional Small Business Disclosure Format: Yes
                                                    No X
<P>
                         PART I
<P>
Item 1. Description of Business
-------------------------------
<P>
     Corporate History Through December 31, 1997.
<P>
     The Company (or "registrant") was organized as a Colorado corporation on December 8, 1981 under the name Triangle, Inc. for the purpose of evaluating, structuring and completing a merger with or acquisition of, prospects consisting of private companies, partnerships or sole proprietorships. In 1989, the registrant closed a public offering of 20,316 units for gross proceeds of $203,160; each unit contained 1,000 shares of Common Stock and
1,000 Class A and 1,000 Class B Warrants to Purchase Common Stock (the Warrants expired in 1991). The registrant was funded as a "blank check" company.
<P>
    By December 31, 1991 the registrant had spent most of the proceeds of the public offering on general and administrative expenses, and in an unsuccessful merger transaction with Enterprise Car Rental, Ltd., a British Columbia corporation, the contract for which transaction was signed in 1989. After the merger had been closed, the registrant advanced $120,000 to Enterprise to pay debts and expenses, and in an unsuccessful merger transaction
with Enterprise Car Rental and other obligations. When the merger was canceled, Enterprise gave the registrant a promissory note for $150,000 to pay back the advanced funds and to pay the registrant's expenses which had been incurred in the transaction; the note subsequently was written off as uncollectible.
<P>
     During fiscal years 1992 through 1995 the registrant's general and administrative expenses were funded with proceeds of the purchase of restricted shares of Common Stock by the principal shareholders of the registrant
During such years, the registrant was inactive except for its continued unsuccessful search for business opportunities.
<P>
     As of November 29, 1996 the registrant signed a
letter of intent for the acquisition by the registrant of PetCare, Inc. ("PetCare"), a Delaware corporation organized in November, 1996. Such acquisition was closed on
February 10, 1997.  See below.
<P>
     Registration under Section 12(g).
<P>
     From 1989 through December 31, 1997 the registrant filed periodic reports with the Securities and Exchange
Commission ("Commission"), on a voluntary basis, pursuant
to Section 15(d) of the Securities Exchange Act of 1934 ("Exchange Act"). During such period of time, the registrant had no class of securities registered with the Securities and Exchange Commission pursuant to Section 12 of the Exchange Act.
<P>
     Effective February 14, 1997, the registrant's Common Stock was registered with the Commission pursuant to
Section 12(g) of the Exchange Act. Pursuant to such registration, the registrant is required to file periodic and other reports as required by Section 13 of the
Exchange Act, and persons acquiring 5% or more of the outstanding shares of Common Stock of the registrant are required to file with the Commission a statement concerning such acquisition of shares. In addition, the registrant is subject to the proxy and information statement solicitation and distribution provisions of Section 14 of the Exchange Act. Section 16(a) of the Exchange Act requires the directors, executive officers, and significant shareholders of the registrant, to file with the Commission certain reports concerning their ownership of the registrant's securities (See Part III, Item 9 below). Acquisition of PetCare, Inc. in February, 1997, and Recission of that Acquisition.
<P>
     Pursuant to the Agreement and Plan of Share Exchange ("Exchange Agreement") between the registrant and PetCare, Inc. entered into in February, 1997, the registrant acquired all the outstanding shares of Common Stock of PetCare, Inc. from its shareholders effective as of
February 10, 1997, in exchange for 3,000,000 restricted shares of Common Stock of the registrant issued to such individuals.
<P>
     In addition, the following occurred in connection
with the closing of the Exchange Agreement: the three directors of the registrant (as of February 7, 1996)
elected the directors of PetCare, Inc. to the board of directors of the registrant, and the three directors resigned; the name of the registrant was changed to PetHealth Systems, Inc.; and (effective as of February 24,
1997) the outstanding shares of Common Stock of the registrant were subjected to a 1 for 200 reverse stock split. Except as otherwise noted, all share and per share information in this Report reflects the reverse stock split.  As of February 10, 1997, there were
issued and outstanding 3,285,030 shares of Common Stock
of the registrant.
<P>
     PetCare, Inc.  had intended to acquire and generate
a series of operating companion pet veterinarian hospitals; however, the registrant was unable to raise the capital required to implement the PetCare, Inc. business plan subsequent to the consummation of the Exchange Agreement. Therefore, the Exchange Agreement was canceled as of July 14, 1997.
<P>
     Upon cancellation of the Exchange Agreement, the
following events occurred:
<P>
     (a) 2,700,000 of the 3,000,000 shares of Common Stock (which the registrant originally had issued to the five principal shareholders of PetCare, Inc. in exchange for their shares of Common Stock of PetCare, Inc.), were returned to the registrant for cancellation. Such shares were returned by Ted A. Sprinkle, Jr., Kenneth J. Rotondo, Thomas A. LeVine, Joseph J. Messina, and MIS Management, Inc. (an affiliate of Martin I. Saposnick). No consideration was provided by the registrant, or any third party, in connection with such return of shares.
The remaining 300,000 shares of Common Stock, which had
been originally issued to minority shareholders of PetCare, Inc. for services provided to PetCare, Inc. prior to its acquisition by the registrant, were not returned to the registrant for cancellation.
<P>
     (b) Ted A. Sprinkle, Jr. (who became President and a director of the registrant in February, 1997), and Kenneth
J. Rotondo (who became Executive Vice President and a director of the registrant in February, 1997), resigned their positions with the registrant. Thereafter, on
July 18, 1997, Joseph J. Messina (who became a
director of the registrant in February, 1997), and
Martin I. Saposnick (who became a director of the
registrant in February, 1997), acting as the remaining directors on the board of directors of the registrant, elected as directors and/or officers of the registrant, as of July 18, 1997, the following persons:
Robert Gordon, Director, President (Chief Executive
Officer) and Chief Financial Officer; Chip Kurzenhauser, Director; Bryan Skelton, Director; and Gera Laun,
Secretary.  Thereafter, as of July 18, 1997, Mr. Messina
and Mr. Saposnick resigned as directors of the registrant.
<P>
     (c) The registrant determined not to further pursue
the PetCare, Inc. business plan.  No veterinarian
hospitals have been acquired and there are no contracts
for such acquisitions. By a separate Letter Agreement entered into in October of 1997, between the registrant and two of the original founders of PetCare, Inc.
(Kenneth J. Rotondo and Ted A. Sprinkle, Jr.), the registrant assigned all of its rights to the PetCare, Inc. business plan to Healthy Pet, Inc. (a new company affiliated with Dr. Sprinkle and Dr. Rotondo) for $76,000 cash paid by Healthy Pet to the registrant. The registrant also agreed not to compete with Healthy Pet. Healthy Pet is not affiliated with the registrant or any affiliate of the registrant. Such $76,000 was returned to the two investors who had purchased shares of the registrant in fiscal 1997. Such persons subsequently bought 38,000 restricted shares of Common Stock from the registrant for $.01 per share.
<P>
     The registrant also has demanded that Healthy Pet
issue 123,795 restricted shares of Common Stock to the registrant, however such shares have not been received as of the date of this report.
<P>
     Corporate History for 1998.
<P>
     On September 25, 1998, the registrant, Martin I. Saposnick, a former director of the registrant (and representative of 730,000 shares of the registrant's issued and outstanding common stock) and Jagerton Research Limited, or its assignee, entered into a Stock Purchase Agreement whereby Martin I. Saposnick agreed to sell
730,000 of the registrant's issued and outstanding common stock to Jagerton Research Limited or its assignee for the purchase price of $225,000. Such transaction closed on December 14, 1998 upon full payment of the purchase price and resignation of the registrant's directors and officers.
<P>
     In December 1998, Robert Gordon (President and Director), Gera Laun (Secretary), Chip Kurzenhauser (Director) and Brian Skelton (Director) resigned their positions with the registrant. At such time, Richard I. Anslow, legal counsel for the registrant acted as agent for the registrant.
<P>
     Corporate History for 1999.
<P>
     In March 1999 and December 1999, Giuseppe Coniglione loaned the registrant $12,000 and $100,000, respectively.
In May 1999, Richard I. Anslow, legal counsel and agent for the registrant was appointed President, Secretary and Direcots of the registrant. In October 1999, Jagerton Research Limited received the transfer of 672,500 shares of the registrant based on the September 25, 1998 Stock Purchase Agreement.
<P>
     In October 1999, the registrant authorized and undertook a 1 for 100 reverse split of its common shares.
In December 1999, the registrant loaned Esteem Software Solutions, Inc. $85,000. The promissory note for such loan provides for repayment after 36 months which includes principal and all accrued interest (the interest rate is 7% per annum).
<P>
Facilities and Employees
<P>
     The registrant presently is provided administrative support services by Richard I. Anslow & Associates, its present legal counsel who also acts as its President, Secretary and sole director from May 1, 1999 through the end of 1999. See Item 12.
<P>
     As of the date of this Report, the registrant has no
employees.
<P>
Item 2.  Description of Property.
---------------------------------
<P>
     See above.
<P>
Item 3.  Legal Proceedings
--------------------------
<P>
     To the knowledge of the registrant, there is no litigation pending or threatened against the registrant, or its officers and directors in their capacities as such, nor are there any legal or administrative proceedings to which the registrant or its officers and directors, as such, are a party.
<P>
Item 4.  Submission of Matters to a Vote of Security
         Holders.
----------------------------------------------------
<P>
         (a) (i)  On October 13, 1999 the majority
shareholder of the registrant executed a resolution authorizing a 1 for 100 reverse stock split of its common shares. No shareholders meeting was held and no information statement was distributed in connection with such meeting.
     (ii) On May 1, 1999 the majority shareholder of the registrant executed a resolution appointing Richard I. Anslow as the sole director of the registrant. This was not reported in the registrant's 10-QSB filing for the quarter ending June 30, 1999. No shareholders meeting was hold and no information statement was distributed in connection with such meeting.
<P>
     (b) (i)  Not applicable.
         (ii) Richard I. Anslow
     (c) (i)The majority shareholder, Jagerton Research Limited, executed the resolution in favor of the 1 for 100 reverse stock split of the then outstanding shares of Common Stock of the registrant;
         (ii) The majority shareholder executed the
resolution to elect Mr. Anslow as director.
     (d) (i)  Not applicable.
         (ii) Richard I. Anslow
<P>
                             PART II
<P>
Item 5.  Market for Common Equity and Related Stockholder
         Matters.
---------------------------------------------------------
<P>
(a)  Market information.
<P>
     The registrant's Common Stock was not publicly traded during the two fiscal years ended December 31, 1997 except for 232,000 shares (before the 1 for 200 reverse split) at $.05 per share, prior to the registrant's transaction with PetCare, Inc. During 1998 and 1999, the registrant's Common Stock has been quoted under the symbol "PHSI" on the OTC Electronic Bulletin Board. However, there have been few shares traded. During 1998 and 1999, shares traded between a low of $.125 per share and a high of $.75 per share. As of April 12, 2000, the registrant's Common Stock has been quoted under the symbol "ICBT" on the OTC Electronic
Bulletin Board   The current price quotation as of this
report date is $1.25 bid and $10.00 asked.
<P>
(b)   Holders.
<P>
     At April 11, 2000, there were approximately 59 shareholders of record of the registrant's Common Stock.
<P>
(c)  Dividends.
<P>
     The registrant has not paid any cash dividends with respect to its Common Stock. There are no contractual restrictions on the registrant's present or future ability to pay cash dividends, however, the registrant intends to retain any earnings in the near future for operations.
(d)  Recent Sales of Unregistered Securities.
<P>
     During the three years ended December 31, 1999, the registrant has sold shares of Common Stock without registration under the Securities Act of 1933, as set forth below.  The registrant has not sold, through the
date of this report, any securities pursuant to
Regulation S and has no intention of conducting any such
sales in the future.
<P>
     A total of 6,575 shares (after application of the 1
for 200 reverse stock split in 1997) were sold in 9
separate transactions with officers and directors of the registrant, for total cash proceeds to the registrant of $13,150 ($2.01 per share). Such proceeds were used to pay general and administrative costs.
<P>
     In February 1997, the registrant issued 3,000,000 shares to the shareholders of PetCare, Inc. in exchange for the 3,000,000 (100%) shares of Common Stock of that company held by such persons. In fiscal 1997, 2,700,000 of such shares were returned to the registrant by the original recipients thereof, in connection with the cancellation of the Exchange Agreement.
<P>
     On September 25, 1998, the registrant, Martin I. Saposnick, a former director of the registrant (and representative of 730,000 shares of the registrant's issued and outstanding common stock which includes an option for 50,000 shares) and Jagerton Research Limited, or its assignee, entered into a Stock Purchase Agreement whereby Martin I. Saposnick agreed to sell 730,000 of the registrant's issued and outstanding common stock to Jagerton Research Limited or its assignee for the purchase price of $225,000. Such transaction closed on December 14, 1998 upon full payment of the purchase price and resignation of the registrant's directors and officers. In October 1999, Jagerton Research Limited received the transfer of 680,000 shares of the registrant based on the September 25, 1998 Stock Purchase Agreement. The option for 50,000 shares has not been exercised.
<P>
     As disclosed in subparagraphs (i) through (ii) below, as payment for services provided to the registrant, and for expenses paid on behalf of the registrant, the registrant has issued 490,000 shares of Common Stock, all as of October 6, 1997.
<P>
     (i) 400,000 of the 490,000 shares were issued under
         the 1997 Stock Award Plan (registered on Form
         S-8),  an additional 50,000 shares were issued
         as restricted securities (not registered on Form S-8), to the persons and in the respective amounts set forth below, and 40,000 shares were issued to new officers and directors (see
         (ii) below):
     (a) services which have been performed (and
         expenses which have been paid) by Ameristar Group Incorporated, an affiliate of Joseph J. Messina and Martin I. Saposnick (former directors of
         the registrant who were elected to the board of directors in connection with the closing of the original Exchange Agreement, and who resigned such positions in fiscal 1997), in the amounts of 100,000 shares to Wilmont Holdings Corp., an affiliate of Mr. Messina, and 100,000 shares to Remsen Group, Ltd., an affiliate of Mr. Saposnick;
     (b) services provided by consultants to the
         registrant,in the amount of 150,000 shares;
     (c) services provided by Robert K. Ellis, a former officer and director of the registrant who resigned upon closing of the original Exchange Agreement, in the amount of 25,000 shares, and services provided by Peter Ellis, a former officer and director of the registrant who resigned upon closing of the original Exchange Agreement, in the amount of 25,000 shares.
         Further, an additional 50,000 shares were issued
         as restricted securities (not registered on Form S-8), in the amounts of 25,000 shares to Robert
         K. Ellis and 25,000 shares to Peter Ellis, for services provided by such persons. The total of 100,000 shares issued to such two individuals take the place of and cancel the proposed issuance of 75,000 shares to Robert K. Ellis (and an additional 75,000 shares to his son Peter Ellis), plus an additional issuance of warrants to purchase 75,000 shares of Common Stock, all as
         had been disclosed in the registrant's Form
         10-KSB Report for fiscal 1996; and
<P>
    (ii) 40,000 shares of the 490,000 shares were issued as restricted securities (not registered on Form S-8) to the new officers and directors of the registrant, for services provided to the registrant, in the amounts of 20,000 shares
         to Robert Gordon, 5,000 shares to Gera Laun, 5,000 shares to Chip Kurzenhauser, and 10,000 shares to Bryan Skelton; and
<P>
     An incentive stock option to purchase 50,000 shares of Common Stock has been issued to a consultant not affiliated with the registrant. The option was issued under the Incentive Stock Option Plan of the registrant, which Plan is registered with the Securities and Exchange Commission
on Form S-8.  The option is exercisable for three years
from July 18, 1997, at $0.50 per share.
<P>
     No underwriters were involved in the foregoing
transactions.
<P>
None of the securities were offered to the public.
<P>
     In connection with the foregoing transactions, the registrant relied upon the exemption from the Section 5 registration requirements of the Securities Act of 1933, provided by Section 4(2) thereof. Each person who acquired such shares either was an officer and director of the registrant (with respect to the transaction up until the closing of the original Exchange Agreement), or represented to the registrant in connection with the shares acquired under the Exchange Agreement that he was experienced in financial and investment matters, that he had reviewed all filings made by the registrant pursuant to Section
15(d) of the Securities Exchange Act of 1934 prior to closing of the Exchange Agreement, and that he was acquiring such shares for investment purposes under Rule
144 of the Securities Act of 1933. Shares issued to the current officers and directors (see (ii) above) were issued as restricted securities to such persons as officers and directors, under Section 4(2).
<P>
Item 6.  Management's Discussion and Analysis or Plan of
         Operation.
--------------------------------------------------------
<P>
     The following table sets forth certain selected financial data with respect to the registrant, and is qualified in its entirety by reference to the financial statements and notes thereto filed herewith:
<P>
             Fiscal Years Ending December 31,

                        1999         1998           1997       1996         1995
Total Assets            $85,892     $  -0-        $3,260     $   -0-     $   136
Short-Term
Obligations             $266,083    $131,525      $130,674     $4,307      $10,840
Net Sales                $ -0-       $ -0-         $ -0-        $ -0-      $  -0-
Net Income
(Loss)                  $<48,666>    $<4,111>    $(149,987)    $2,767      $(6,853)
Net Income
(Loss) per
Common Share              $<4.22>      $ (a)         $(.12)   $ (a)       $ (a)
Dividends per
Common Share             $ -0-       $ -0-         $ -0-        $ -0-       $ -0-
(a)  Less than $0.01 per share.

<P>
Plan of Operation
<P>
     For the 12 months ending December 31, 1999 the registrant will require an indeterminate amount of capital. It is possible that the registrant will be successful in locating a business opportunity and negotiating and closing an acquisition thereof by the issuance of restricted shares of the registrant's Common Stock, without the necessity of paying any cash consideration for such acquisition.
However, if the registrant cannot effect a non-cash acquisition, the registrant may have to raise funds from a private offering of its securities under Rule 506 of Regulation D. There is no assurance the registrant would obtain any such equity funding.
<P>
     As of the date of this report, and from the date of
the acquisition of the 672,500 issued and outstanding
shares of registrant by Jagerton Research Limited, the registrant has had nominal general and administrative expenses.
<P>
Liquidity and Capital Resources
<P>
     As of December 31, 1999 the registrant's current liabilities exceeded current assets by $180,191. For such year, the registrant recognized a net loss of $48,666 on $-0- revenues, compared to  a net loss in 1998 of
$4,808 on $ -0- revenues, and $697 of other
income recognized from the forgiveness of debt. Expenses
in 1999 and 1998 were comprised of general and administrative costs associated with audit, legal and SEC reporting obligations; such costs were funded in 1999 by advances from Giuseppe Coniglione. See Part II, Item 5 "Recent Sales of Unregistered Securities."
<P>
Results of Operations
<P>
     For the three years ended December 31, 1999 the registrant was engaged in no active business. The proposed business through the acquisition of PetCare, Inc. in 1997 was wholly unsuccessful. Activities (other than in connection with the unsuccessful transaction with PetCare, Inc.) were limited to looking at various business opportunities for possible acquisition by the registrant, and paying the costs incident to periodic reporting to the Commission, and audit and legal fees associated therewith.
<P>
Item 7.  Financial Statements.
-------------------------------
<P>
Financial statements of the registrant, as of December 31, 1999 and for the two years then ended, are included in this report and incorporated herein by reference.
<P>
Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.
----------------------------------------------------------
<P>
     There were no changes in or disagreements with accountants on accounting and financial disclosure matters in fiscal 1999 or 1998, except as stated below.
<P>
     Subsequent to December 31, 1996, the registrant dismissed the independent accounting firm which had audited the financial statements of the registrant for prior years. Such dismissal was approved by the registrant's board of directors. There had been no disagreements with the former accounting firm (Schmidt & Associates, P.C.) on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure. The prior firm's audit reports had stated that the financial statements had been prepared with the assumption that the registrant would continue as a going concern.
<P>
     In March 1997, the registrant engaged a separate independent accounting firm (Janet Loss, CPA) to audit and report upon the financial statements of the registrant for fiscal 1996 through fiscal 1998.
<P>
     On March 25, 1997, the registrant filed a Current Report on Form 8-K concerning the change in accounting firms.
<P>
   For the two fiscal years ended December 31, 1997 and December 31, 1998 through September 22, 1999, there has been no disagreement between the Company and Loss on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement, if not resolved to the satisfaction of Loss would have caused it to make a reference to the subject matter of the disagreement in connection with its reports.
<P>
     On September 23, 1999, the registrant engaged a separate independent accounting firm (Varma & Associates) to audit and report upon the financial statements of the registrant for fiscal 1999.
<P>
     On November 2, 1999, the registrant filed a Current Report on Form 8-K concerning the change in accounting firms.
<P>
                   PETHEALTH SYSTEMS, INC.
                (A DEVELOPMENT STAGE COMPANY)
                Index to Financial Statements

Independent Auditor's Report . . . . . . . . . . . . .F-10
Financial Statements:
     Balance Sheets. . . . . . . . . . . . . . . . . .F-11
     Statements of Operations. . . . . . . . . . . . .F-12
     Statements of Stockholders' Equity (Deficit). . .F-13
     Statements of Cash Flows. . . . . . . . . . . . .F-14
     Notes to Financial Statements . . . . . . . . . .F-15-F-17

                     F-9
<P>
              Varma & Associates
         Certified Public Accountants
                 Longwood, FL
<P>
Board of Directors
PetHealth Systems, Inc.
(A Development Stage Company)
<P>
We have audited the accompanying balance sheets
of PetHealth Systems, Inc. (a development stage
company)as of December 31, 1999 and 1998 and, and the
related statements of operations, shareholders'
equity (deficit) and cash flows for the years
ended December 31, 1999, 1998 and 1997. These
financial statements are the responsibility of
the Company's management. My responsibility is
to express an opinion on these financial
statements based on my audits.
<P>
We conducted the audit in accordance with
generally accepted auditing standards. Those
standards require that we plan and perform the
audit to obtain reasonable assurance about
whether the financial statements are free of
material misstatement. An audit includes
examining, on a test basis, evidence supporting
the amounts and disclosures in the financial
statements. An audit also includes assessing the
accounting principles used and significant
estimates made by management, as well as
evaluating the overall financial statement
presentation. We believe that the audit provides a
reasonable basis for our opinion.
<P>
In our opinion, the financial statements referred
to above present fairly, in all material
respects, the financial position of PetHealth
Systems, Inc. (a development stage company) as of
December 31, 1999 and 1998, and the results of
its operations and its cash flows for the years
ended December 31, 1999, 1998 and 1997.
<P>
/s/ Varma & Associates
Certified Public Accountants
<P>
March 30, 2000
                  F-10
            PETHEALTH SYSTEMS, INC.
        (A DEVELOPMENT STAGE COMPANY)
               BALANCE SHEET

                                        December 31,    December 31,
                                        1999              1998
                                        -----------     ------------
                            ASSETS
CURRENT ASSETS:
     Cash in checking                   $       712 $         0
     Accrued interest                           180           0
     Demand note Receivable                  85,000           0
                                         ----------  -----------
     TOTAL CURRENT ASSETS               $    85,892 $         0
                                         ----------  -----------
            LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT  LIABILITIES:
     Accounts payable                   $     1,350 $       406
     Accrued interest                        25,433       3,819
     Demand note Jagerton Research Ltd.     127,300     127,300
     Demand note Giuseppe Coniglione        112,000           0
                                           ----------  ---------
     TOTAL CURRENT LIABILITIES              266,083     131,525
                                           ----------  ---------
STOCKHOLDERS' (DEFICIT):
     Preferred Stock, $.10 par value,
     100,000,000 shares authorized
     none issued                                   0          0
     Common Stock, Class A no par value,
     800,000,000 shares authorized,
     11,530 and 1,153,027 issued and
     outstanding respectively                243,834    243,834
     Deficit accumulated during
     Development stage                      (424,025)  (375,359)
                                           ----------  ---------
     TOTAL STOCKHOLDERS' (DEFICIT)          (180,191)  (131,525)
                                           ----------  ---------
TOTAL LIABILITIES AND
     STOCKHOLDERS' EQUITY (DEFICIT)     $     85,892  $       0
                                           ----------  ---------

The accompanying notes are an integral part of the financial statements.
                             F-11
                  PETHEALTH SYSTEMS, INC.
              (A DEVELOPMENT STAGE COMPANY)
                STATEMENTS OF OPERATIONS

December 8,1981
                  Year Ended    Year Ended      Year Ended     (Inception)to
                  December 31,  December 31,    December 31,    December 31,
                    1999           1998             1997            1996
                  -----------   -----------     ------------    -----------
Revenues            $       0   $         0      $         0    $         0
<P>
OPERATING EXPENSES:
Legal and accounting   14,191         2,625           46,650        118,479
Management services    13,000             0          120,000        133,000
Consulting Fees             0             0           47,000         47,000
Depreciation Expense        0           920              523          1,443
Filing and transfer fees    0           841            5,550         14,901
Public relations            0             0                0         14,414
Office and Printing        41           202            4,776          5,019
Taxes, Franchise            0           220              685            905
Travel Expense              0             0              534            534
Other Expenses              0             0              269         35,168
                    ----------   ----------      -----------    -----------
TOTAL OPERATING exp.   27,232         4,808          225,987        370,863
                    ----------   ----------      -----------    -----------
NET (LOSS) BEFORE
OTHER INC. (EXP.)     (27,232)       (4,808)        (225,987)      (370,863)
                    ----------   ----------      -----------    -----------
OTHER INCOME AND (EXPENSES):
Writeoff of advances on
recision of merger              0             0             0     (119,110)
Sale of business plans          0             0        76,000       76,000
Loss on sale of fixed
assets                          0        (1,695)            0       (1,695)
Forgiveness of debt             0         6,211             0       13,666
Interest expense          (21,614)       (3,819)            0      (22,203)
Interest income               180             0             0          180
                      ------------    ----------    ----------    ----------
TOTAL OTHER INCOME
     (EXPENSES)           (21,434)           697        76,000    ( 53,162)
                      ------------    ----------    ----------    ----------
NET INCOME (LOSS)         (48,666)     ($  4,111)  ($  149,987)  ($424,025)
                      ------------    ----------    ----------    ----------
NET (LOSS) PER
     COMMON SHARE     <$     4.22>      $   N/A    ($     .08)     $   N/A
                      ------------   -----------    ----------    ----------
WEIGHTED AVERAGE NUMBER OF
COMMON SHARES
OUTSTANDING                11,530     1,153,027     1,888,492         N/A

The accompanying notes are an integral part of the financial statements.
                            F-12
                  PETHEALTH SYSTEMS, INC.
              (A DEVELOPMENT STAGE COMPANY)
         STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
       For the Years Ended December 31, 1999, 1998 and 1997

                                   Common Stock          Accumulated       Total
                                   Number                During            Stockholders'
                                   of                    Development       Equity
                                   Shares     Amount     Stage            (Deficit)
                                  ---------- ---------- -------------     -----------
Balance,
January 1, 1997                  57,006,090 $  216,954 ($    221,261)   ($    4,307)
<P>
January 29, 1997, PetHealth
Systems,Inc. acquired all
of the 3,000,000  issued
and outstanding shares of
Common Stock of
PetCare, Inc.in  exchange
for 600,000,000 shares of
Common Stock of
PetHealth Systems, Inc.         600,000,000
February 24, 1997 1 for 200 Reverse
Stock Split                   ( 653,721,063)
<P>
July 1, 1997 Common Shares issued
for Private Placement                38,000     76,000                         76,000
<P>
July 18, 1997 2,700,000 shares are
retired and canceled, due to
recision of merger with
PetCare, Inc.                  (   2,700,000)
<P>
490,000 shares issued for consulting
services provided to the company as
of October, 1997                     490,000      24,500                        24,500
<P>
October 16, 1997, cancellation of
private placement                   ( 38,000) (   76,000)                  (    76,000)
<P>
October 16, 1997, stock issued for
cash,
($.01 per share)                      38,000         380                           380
<P>
December 11, 1997 Shares issued for
consulting
services                              40,000       2,000                         2,000
<P>
Net Loss for the year ended
December 31, 1997                                           ($   149,987) ($   149,987)
                                    ---------   ----------  ------------   ------------
Balance,
December 31, 1997                  1,153,027   $  243,834   ($   371,248) ($   127,414)
<P>
Net (Loss) for the year ended
December 31, 1998                                           (      4,111) (      4,111)
                                    ---------   ----------  ------------   ------------
Balance,
December 31, 1998                  1,153,027   $  243,834  ($    375,359) ($   131,525)
<P>
Reverse Stock Split
 1 share for each 100             <1,141,497>
Net (loss) for the year ended
December 31, 1999                                          ($     48,666) ($    48,666)
                                    ---------   ----------  ------------   ------------
Balance,
December 31, 1999                     11,530    $ 243,834  ($    424,025) ($   180,191)
                                    ---------   ----------  ------------   ------------
<P>
The accompanying notes are an integral part of the financial statements.

F-13
                    PETHEALTH SYSTEMS, INC.
                 (A DEVELOPMENT STAGE COMPANY)
                   STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 1999, 1998 and 1997

December 8, 1981
                     Year Ended     Year Ended     Year Ended   (Inception)to
                     December 31,   December 31,   December 31,  December 31,
                     1999           1998           1997          1996
                     -----------    -----------   -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)    ( $ 48,666)  ($     4,111)  ($  149,987)    ($ 424,025)
Adjustments to reconcile
net (loss) to net cash used
by operating activities:
Amortization                   0             0              0            750
Depreciation                   0           920            523          1,443
Stock issued for
Services/expenses              0             0         26,500         52,925
Changes in operating assets
and liabilities:
Increase (decrease) in
accounts payable             944  (      7,768)         3,867          1,350
Increase accrued interest 21,434         3,819              0         25,253
Increase stock receivable                  380    (       380)             0
Increase due to Jagerton
Research Limited                       127,300              0        127,300
Increase in due to
Ameristar Group Inc.              (    122,500)       122,500              0
Increase due to
Giuseppe Coniglione      112,000             0              0        112,000
                     ------------      -------      ----------    ----------
NET CASH PROVIDED(USED) BY
OPERATING ACTIVITIES      85,712  (      1,960)         3,023    (   188,716)
                     ------------       ------      ----------    ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
Organization costs             0             0              0    (       750)
Purchased fixed assets                   1,695    (     3,138)   (     1,443)
Demand note receivable   (85,000)            0              0    (    85,000)
                     ------------      -------      ----------    ----------
NET CASH PROVIDED (USED) BY
INVESTING ACTIVITIES     (85,000)        1,695    (     3,138)   (    85,693)
                     ------------      -------      ----------    ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance
of common stock                0             0            380        252,344
Proceeds from issuance
of Class B common stock                                              10,000
Deferred offering costs        0             0              0    (   71,435)
                       ---------    ----------     ----------    ----------
NET CASH PROVIDED (USED)BY
FINANCING ACTIVITIES           0         1,695   (      2,758)      188,716
                       ---------   -----------      ----------    ----------
NET INCREASE (DECREASE)
IN CASH                      712  (        265)           265           712
CASH, BEGINNING        $       0   $       265    $         0     $       0
                       ---------   -----------     ----------     ---------
CASH, END OF PERIOD          712   $         0    $       265     $     712
                       ---------   -----------     ----------     ---------

The accompanying notes are an integral part of the
financial statements.
                          F-14
                  PETHEALTH SYSTEMS, INC.
             (A DEVELOPMENT STAGE COMPANY)
              NOTES TO FINANCIAL STATEMENTS
<P>
NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
         POLICIES
         -------------------------------------------------
<P>
     PetHealth Systems, Inc. (the Company) is a development stage organization formed under the laws of the State of Colorado on December 8, 1981. Since inception, the company has been inactive except for recent organizational and initial financing efforts. The Company's fiscal year end is December 31 and there was no activity prior to the
year ended December 31, 1988.
<P>
Accounting Method
-----------------
<P>
     The Company records income and expenses on the
accrual method.
<P>
Organization Costs
------------------
<P>
     Costs incurred in organizing the Company were
amortized over a sixty-month period.
<P>
Deferred Offering Costs
-----------------------
<P>
     The Company incurred costs in connection with its public offering. When the offering of the Company's stock was successful in April of 1989, these costs were charged as a reduction of the proceeds of the offering.
<P>
NOTE 2 - RELATED PARTY TRANSACTIONS
-----------------------------------
<P>
   On March 26, 1999 and in December 1999 Giuseppe Coniglione advanced funds in the form of 2 promissory notes aggregating $112,000. The notes include accruing interest at 7% per annum.
<P>
     In 1997, the Company accrued $10,000 per month for financial consulting and general administrative support services which were provided to the Company by Ameristar Group Incorporated. Such agreement was not negotiated at arm's length due to the relationship between the
Company and Mr. Saposnick and Mr. Messina, former
directors and record of beneficial shareholders' of the
Company.
<P>
     In 1997, the Company also received advances of monies for its operating expenses from Ameristar Group Incorporated, in accordance with an agreement between the two companies.
<P>
     On September 25, 1998, a promissory note was signed
for $127,300 for monies due Ameristar Group Incorporated with interest accruing at 12% per annum. Subsequently, this note was paid for by Jagerton Research Limited
in December of 1998, and the Company now owes the
liability of $127,300 to Jagerton Research Limited with
interest accruing at 12%.
<P>
     The Company issued 490,000 shares of common stock on October 6, 1997 for consideration of consulting services performed for the Company. The 490,000 shares were issued to related parties of the Company at a value equal to the average bid and ask price for the common stock as reported for the five business days prior to October 6, 1997.
The Company issued 400,000 of the 490,000 shares under
the 1997 Stock Award Plan. On December 11, 1997, 40,000 shares were issued for consideration of consulting services performed for the Company.
<P>
                          F-15
<P>
               PETHEALTH SYSTEMS, INC.
            (A DEVELOPMENT STAGE COMPANY)
             NOTES TO FINANCIAL STATEMENTS
<P>
NOTE 3 - CAPITALIZATION
-----------------------
<P>
     In October of 1999, the Company authorized a reverse split. The Company issued 1 share of the Company's common stock for each 100 share blocks of the Company's issued and outstanding shares.
<P>
     In December of 1981, the Company authorized
50,000 shares of no par value common stock. In March of 1988, the Company amended and restated its certificate of incorporation to authorize 800,000,000 shares of no par value common stock and 100,000,000 shares of $.10 par value preferred stock. No preferred stock is issued or outstanding as of September 30,1997.
<P>
NOTE 4 - INCENTIVE STOCK OPTION PLAN
------------------------------------
<P>
     Effective March 3, 1988, the Company adopted an incentive stock option plan for company executives and key employees. The Company has reserved 10,000,000 common shares for issuance pursuant to the plan. The plan provides that no option may be granted at an exercise
price less than the fair market value of the common shares of the Company on the date of grant and no option can have a term in excess of ten years. To date, no options have
been granted pursuant to the plan.
<P>
NOTE 5 - MERGER AND RELATED RECISSION
-------------------------------------
<P>
     In August of 1989, the Company consummated an
exchange transaction pursuant to which Triangle acquired
all of the outstanding shares of Enterprise Car Rental,
Ltd. d.b.a. Wheels International Rent A Car ("Wheels")
in exchange for 326,500,800 shares of no par value common stock. In conjunction with the merger, Triangle advanced $119,110 to Wheels. Effective September 30, 1989, Triangle and Wheels consummated a Compromise and Settlement
Agreement pursuant to which the merger was reversed.
Wheel's shareholders returned all but 10,000,000 common shares to Triangle in exchange for their original shares of Wheels to indemnify and hold harmless Triangle from actions by third parties to Wheels and to secure performance of obligations of Wheels to cooperate in any legal actions undertaken by Triangle against third parties of Wheels.
<P>
     The stockholders' (deficit) in the accompanying financial statements has been reported as if the merger had not taken place. The 10,000,000 common shares not returned are recorded as issued in October of 1989 for no consideration. The advances to Wheels of $119,110 were written off at December 31, 1989. Management does not anticipate any further contingencies associated with this failed merger, however, there is no assurance that there will be no further contingencies.
<P>
NOTE 6 - MERGER AND RECISSION WITH PETCARE, INC.
-----------------------------------------------
<P>
     On January 29, 1997, an Agreement and Plan of Share Exchange ("Agreement") was entered into by and between the Company and (i)PetCare, Inc., a Delaware corporation
and (ii) the PetCare shareholders. Under the terms of
this Agreement, Triangle, Inc. acquired all of the
3,000,000 issued and outstanding shares of common stock of PetCare, Inc. in exchange for 600,000,000 shares of the common stock of Triangle, Inc. It was intended that this transaction shall be a tax-free exchange of shares.
<P>
     The Company was unable to raise the capital required
to implement the PetCare, Inc, business plan (acquisition
of operating veterinarian hospitals and consolidation of operations thereof). Therefore, as of July 7, 1997,
<P>
                         F-16
<P>
                 PETHEALTH SYSTEMS, INC.
              (A DEVELOPMENT STAGE COMPANY)
              NOTES TO FINANCIAL STATEMENTS
<P>
NOTE 6 - CONTINUED
------------------
<P>
     PetHealth Systems, Inc. and the former principal shareholders of PetCare, Inc., have agreed to the cancellation of the Agreement and Plan of Share Exchange.
<P>
     Upon the cancellation of the original agreement, 2,700,000 of the 3,000,000 shares of the common stock
(which the Company originally had issued to the five principal shareholders of PetCare, Inc.) were returned to the company for cancellation. No consideration was provided by the company, or any third party, in connection with such return of shares. The remaining 300,000 shares of common stock which had been originally issued to
minority shareholders of PetCare, Inc. for services
provided to PetCare, Inc. prior to its acquisition by the registrant, will not be returned to the registrant for cancellation.
<P>
NOTE 7 - NAME CHANGED
---------------------
<P>
     The corporate name has been changed from Triangle,
Inc. to PetHealth Systems, Inc. effective February 10,
1997.
<P>
                      PART III
<P>
Item 9. Directors, Executive Officers, Promoters and
        Control Persons, Compliance with Section 16(a)
        of the Exchange Act.
-------------------------------------------------------
<P>
        The officers and directors of the Company as of
        the date of this report are:
<P>
Name                      Position
----------------          -------------------------
Richard I. Anslow         President, Secretary and Director
<P>
Richard I. Anslow is President, Secretary and Director. He has held such positions since May 1, 1999. He received a Bachelor of Science Degree in Accounting from the State University of New York at Buffalo in 1982 and a Juris Doctor Degree from Benjamin Cardozo School of Law in 1985. Mr. Anslow is the principal of Richard I. Anslow & Associates, a law firm based in Freehold, New Jersey. Such firm commenced operations in 1993.
<P>
Based solely upon a review of Forms 3 and 4 and
amendments thereto furnished to the registrant under
Rule 16a-3(e) during its most recent fiscal year, and
Forms 5 and amendments thereto furnished to the registrant with respect to its most recent fiscal year, and any written representation referred to in Item 405(b) of Regulation S-B, no director, officer or beneficial owner of more than 10% of the Common Stock of the registrant failed to file on a timely basis any reports required by Section 16(a) of the Exchange Act during the most recent fiscal year.
<P>
Item 10.  Executive Compensation.
---------------------------------
<P>
     The following table sets forth the compensation paid to the President of the registrant in the three fiscal years ended December 31, 1999. No other executive officers of the registrant have received any compensation in the three fiscal years ended December 31, 1999.
<P>
     Subsequent to December 31, 1996, the Company issued securities to Robert K. Ellis, former President and director of the Company, and to Peter Ellis, former Secretary and Treasurer and director of the Company, for the services provided by such persons for many years to the Company for which they were not paid any compensation. Such securities (shares of Common Stock) replace the Warrants which had previously been proposed to be issued to such persons. The shares issued in 1997 were of minimal value.
<P>
              Summary Compensation Table
                 Long Term Compensation

     Annual Compensation             Awards             Payouts
(a)    (b)  (c)    (d)    (e)     (f)    (g)     (h)    (i)
                                        Other
Name                            Annual  Restricted       All    Other
and                             Compen- Stock            LTIP   Compen-
Principal                       sation  Award(s) Options/Payouts sation
Position        Year Salary($) Bonus($)    ($)     ($)    SARs(#)($)($)
-----------------------------------------------------------------------
Richard Anslow  1999 -0-        -0-        -0-     -0-   -0-   -0- -0-
President, Secretary

Robert Gordon   1998 -0-         -0-       -0-     -0-   -0-    -0- -0-
President,      1997 -0-         -0-       -0-     -0-   -0-    -0- -0-
CEO, CFO

<P>
Cash Compensation.
<P>
As of the date of this report, there is no policy
regarding payment of any fees to non-executive directors,
but such persons will be reimbursed for out-of-pocket
expenses related to the business of the Company or
attendance at meetings of the board of directors.
<P>
Stock Plans.
Incentive Stock Option Plan.
<P>
The Company adopted an Incentive Stock Option Plan ("ISOP")
in 1988, and the shareholders of the Company readopted the
ISOP in February 1997, to provide for the grant of options
to purchase Common Stock; the options are intended to
qualify for the delayed income recognition provisions of
Section 422A of the Internal Revenue Code of 1986, as
amended.  50,000 shares are reserved for issue on exercise
of options which may be granted in the future.  Options may
be granted to employees and directors of the Company,
as determined by the board of directors or a committee
thereof.  The exercise price must always equal at least
the fair market value of the Common Stock on option grant
date; options granted to holders of more than 10% of the
Company's Common Stock must have an exercise price equal
to 110% of fair market value on the option grant date.
Options may have a term of up to 10 years, except for
options granted to 10% holders, which must have a term not
exceeding 5 years.  Options to purchase 50,000 shares have
been granted to date.  The Company has filed with the
Commission a registration statement on Form S-8 to
register the resale of such shares as may be issued on
exercise of options which may be granted in the future.
<P>
1997 Stock Award Plan.
<P>
In 1997, the Company adopted the 1997 Stock Award Plan,
pursuant to which up to 400,000 shares of Common Stock
may be issued to persons for consulting or other services
provided to the Company, as determined by the board of
directors or a committee thereof.  Such shares will be
valued based on market price at the time of issue
and the services provided; issuance of shares will
constitute income to the recipient and be treated as an
expense on the books of the Company.  The Company has
filed a registration statement on Form S-8 to register
the resale of such shares as may be issued.
In February 1997 the new board of directors of the
Company approved the issuance of 75,000 shares to two
former officers (37,500 shares each), for services valued
at $75,000 ($37,500 each) previously provided to the
Company.  See "Certain Relationships and Related
Transactions."
<P>
Item 11.  Security Ownership of Certain Beneficial
          Owners and Management
---------------------------------------------------
<P>
The number of issued and outstanding shares of Common
Stock of the registrant, and the percentage of the total of the outstanding shares, owned as of the date of this report, by (i) each officer and director of the registrant,
(ii) each person known to the registrant to own 5% or more of the total issued and outstanding shares of Common Stock of the registrant, and (iii) the officers and directors of the registrant as a group, are stated below.

Title of      Name and Address of  Amount and Nature of     Percent of
Class         Beneficial Owner     Beneficial Ownership     Class
Common,       Jagerton Research    6,800 shares             59%
no par        Limited(1)           (additional option to    (Not including
              Gothenborg, Sweden   purchase 500 shares)     option)

              Officers and directors
              as a group (1 person)   -0-                      -0-

<P>
(1) Ann Kristien Matthiassen is the beneficial owner of
Jagerton Research Limited.
<P>
Item 12.  Certain Relationships and Related Transactions
--------------------------------------------------------
<P>
     On December 20, 1999, the Company invested in a promissory note with Esteem Software Solutions, Inc. in the amount of $85,000.  Interest at a rate of 7% per
annum will be accrued.
<P>
     Exchange Transaction. The original Exchange Agreement, pursuant to which PetCare, Inc. was acquired as a wholly-owned subsidiary, and the Company was recapitalized by the reverse stock split, was negotiated at arms' length between the former directors of the Company, and the directors of PetCare, Inc. (such four individuals became the directors of the Company following the Exchange in February 1997,
then resigned later in 1997). The shares of Common Stock
of PetCare, Inc. which were acquired by the PetCare, Inc. shareholders were purchased by such persons for $3,000 aggregate cash consideration, and for services provided by such persons and by other shareholders of PetCare, Inc. Subsequent to their capitalization of PetCare, additional funding of approximately $50,000 has been provided by Ameristar Group Incorporated, a corporation owned by Mr. Saposnick and Mr. Messina, former directors of the registrant.
<P>
     Issuance of Shares to Officers. During the two fiscal years ended December 31, 1996 the Company issued 6,575 shares of restricted Common Stock to two former officers at $2.01 per share (for a total of $13,150 cash)
contributed to the Company by such persons to pay general and administrative expenses.
<P>
     Consulting Agreement - Ameristar Group, Incorporated. The Company has agreed to pay Ameristar Group, Incorporated $10,000 per month for the 12 months after first receipt of funds from an equity financing of the Company, for financial consulting and general administrative support services which are provided to the Company by Ameristar Group, Incorporated. Such general administrative support services have included the provision of office
space and equipment, telephone and other telecommunication services, and administrative and clerical support staff. Such agreement was not negotiated at arms' length due to the relationship between the Company and Mr. Saposnick and Mr. Messina, who were directors in fiscal 1997 and who continue to be beneficial shareholders of the Company.
<P>
     Issuance of Shares by PetCare, Inc. Prior to Exchange. Prior to the negotiation of the Agreement and Plan of
Share Exchange between PetCare, Inc. and the Company, in December, 1996 PetCare, Inc. issued 300,000 shares of
Common Stock, to persons not affiliated with PetCare, Inc., for services provided to PetCare including legal, accounting and marketing consulting services.
Such shares were exchanged for an equal number of shares
of Common Stock of PetHealth Systems, Inc. upon
consummation of the Exchange.
<P>
Such shares of PetHealth Systems, Inc. constituted restricted securities under the 1933 Act and Rule 144 promulgated thereunder by the Commission, however, because such shares were issued as compensation under a compensatory plan or contract pursuant to Rule
701 promulgated by the Commission, such shares may be
resold by the holders without registration under the Act commencing 90 days after issuance by PetCare, Inc.
<P>
     Proposed Acquisition of Animal Health Center. Dr. Kenneth J. Rotondo, an officer, director and principal shareholder of the Company, is the owner and chief executive officer of Animal Health Center ("AHC"), a veterinary hospital located in Clifton Park, New
York.  In fiscal 1997, the Company had entered into a
letter of intent with Dr. Rotondo to acquire AHC on terms
to be finalized.  However, this transaction was abandoned
by the parties in fiscal 1997 due to the recision of the Exchange. See Part I, Item 1.
<P>
     On September 25, 1998, the registrant, Martin I. Saposnick, a former director of the registrant (and representative of 730,000 shares of the registrant's issued and outstanding common stock which includes an option for 50,000 shares) and Jagerton Research Limited, or its assignee, entered into a Stock Purchase Agreement whereby Martin I. Saposnick agreed to sell 730,000 of the registrant's issued and outstanding common stock to Jagerton Research Limited or its assignee for the purchase price of
$225,000.    Such transaction closed on December 14, 1998
upon full payment of the purchase price and resignation of the registrant's directors and officers. In October 1999, Jagerton Research Limited received the transfer of 680,000 shares of the registrant based on the September 25, 1998 Stock Purchase Agreement. The option for 50,000 shares has not been exercised.
<P>
     The registrant presently is provided administrative support services by Richard I. Anslow & Associates, its present legal counsel who also acts as its President, Secretary and sole director from May 1, 1999 through the end of 1999.
                        PART IV
<P>
Item 13.  Exhibits and Reports on Form 8-K.
--------------------------------------------
<P>
(a)  Exhibits
<P>
Exhibit
Number    Title of Exhibit
-------   -----------------
2.1       Agreement and Plan of Share Exchange(1)
2.2       Stock Purchase Agreement(3)
3.1       Amendments to Articles of Incorporation(2)
10.1      1997 Stock Award Plan(2)
10.2      Incentive Stock Option Plan(2)
<P>
(1) Incorporated by reference from exhibits filed with
    the Form 8-K, which was filed with the Commission
    on February 19, 1997.
<P>
(2) Incorporated by reference from exhibits filed with the registrant's Registration Statement on Form S-8, filed February 21, 1997, registration number 333-22203.
<P>
(3) Incorporated by reference from exhibits filed with
    the Form 8-K, which was filed with the Commission
    on November 2, 1999.
<P>
(b)  Reports filed on Form 8-K.
<P>
(1) On November 2, 1999, the registrant filed a Form 8-K to report a change in control of the registrant, a change in the registrant's certifying accountant and the resignation of the registrant's executive officers and directors.
<P>
                      Signatures
<P>
In accordance with Section 13 of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
PetHealth Systems, Inc.
(Registrant)
<P>
/s/ Richard I. Anslow
    ----------------------
    Richard I. Anslow
April 13, 2000
<P>
Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
<P>
/s/ Richard I. Anslow
    -------------------
    Richard I. Anslow, President, Secretary
    and Director
<P>
April 13, 2000
<P>