Form 10QSB
period 2000-03-31
INCUBATETHIS INC
filed 2000-05-10
CIK 832810

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarter ended:    March 31, 2000

Commission file no.:  000-22151

                               Incubate This! Inc.
                ------------------------------------------------
                 (Name of Small Business Issuer in its Charter)


Colorado                                                     93-0969365
--------------------------------                       -----------------------
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                               Identification No.)

265 Sunrise Avenue, Suite 204
Palm Beach, FL 33480                                       33480
-------------------------------                       -----------------
(Address of principal executive offices)                (Zip Code)

Issuer's telephone number:  (561) 832-5696

Securities to be registered under Section 12(b) of the Act:

     Title of each class                                Name of each exchange
                                                        on which registered
           None                                                   None
------------------------------                     -----------------------------

Securities to be registered under Section 12(g) of the Act:

                    Common Stock, $.0001 par value per share
            --------------------------------------------------------
                                (Title of class)

Copies to:
                       Mintmire & Associates
                       265 Sunrise Avenue, Suite 204
                       Palm Beach, FL 33480
                       (561) 832-5696

           Indicate by Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                        Yes     X           No
                               ---              ---

           State the number of shares outstanding of each of the issuer's classes of common equity As of May 5, 2000 is: 4,011,527.

Transitional Small Business Disclosure Format (check one);   X
                                                           ----      ----

                               Incubate This! Inc.
                          Form 10-QSB Quarterly Report
                       For the Period Ended March 31, 2000


Part I - FINANCIAL INFORMATION                                              Page

Item 1. Financial Statements                                                   4

     Unaudited Balance Sheet  at March 31, 2000                                4
     and December 31, 1999

     Unaudited Statements of Operations for the Three                          5
     Months Ended March 31, 2000 and 1999 and From
     Inception (December 8, 1981) through March 31, 2000


     Unaudited Statements of Cash Flows for the Three Months                   6
     Ended March 31, 2000 and 1999 and From  Inception
     (December 8, 1981) to March 31, 2000

     Statement of Stockholders' Equity (Deficit)                               8


Item 2. Management's Discussion and Analysis of Financial                      9
     Condition and Results of Operations

PART II - OTHER INFORMATION                                                   10

Item 1. Legal Proceedings                                                     10

Item 2. Changes in Securities                                                 10

Item 3. Defaults Upon Senior Securities                                       10

Item 4. Submission of Matters to a Vote of Security Holders                   11

Item 5. Other Information                                                     11

Item 6. Exhibits                                                              17

Signatures                                                                    18

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements:

INDEPENDENT AUDITOR'S REVIEW OF FINANCIAL STATEMENTS


Review Report of Independent
Certified Public Accountant



To the Shareholders and Board of Directors of Incubate This! Inc.


We have reviewed the accompanying balance sheet of Incubate This! Inc. as of March 31, 2000, and the related statements of operations, stockholders' equity, and cash flows for the quarter ending March 31, 2000, in accordance with statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information in these statements is the representation of the management of Incubate This! Inc..

A review consists principally of inquiries of company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with generally accepted accounting principles.


Varma & Associates
Longwood, Florida

May 9, 2000

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements:

BASIS OF PRESENTATION

The accompanying unaudited financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10- QSB and item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying statements should be read in conjunction with the audited financial statements for the years ended December 31, 1999 and 1998. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the three months ended March 31, 2000 are not necessarily indicative of results that may be expected for the year ending December 31, 2000. The financial statements are presented on the accrual basis.

                               Incubate This! Inc.
                          (A Development Stage Company)
                                  BALANCE SHEET


                                                               (UNAUDITED)      (AUDITED)
                                                               March 31, 2000   December 31, 1999
                                                               --------------   -----------------
ASSETS
CURRENT ASSETS
Cash in checking                                               $         62     $         712
Accrued interest                                                      1,671               180
Demand note - Esteem Solutions, Inc                                  85,000            85,000
                                                               ------------     --------------
TOTAL CURRENT ASSETS                                                 86,733            85,892
                                                               ------------     --------------
OTHER ASSETS
 Investment - Europe Investor Direct.com, Limited                   250,000                 0
 Investment - LP Records, Inc.                                        7,500                 0
                                                               ------------     --------------
TOTAL OTHER ASSETS                                                  257,500                 0
                                                               ------------     --------------
TOTAL ASSETS                                                   $    344,233     $      85,892
                                                               ============     ==============
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable                                               $      2,950     $       1,350
Accrued interest                                                     26,696            25,433
Demand note - Giuseppe Coniglione                                   112,000           112,000
Demand note - Jagerton Research Ltd.                                127,300           127,300
                                                               ------------     --------------
TOTAL CURRENT LIABILITIES                                           268,946           266,083
                                                               ------------     --------------
STOCKHOLDERS' EQUITY (DEFICIT)
Preferred Stock, $.10 par value,100,000,000 shares
authorized none issued                                                    0                 0
Common Stock Class A no par value,
800,000,000 shares authorized, 4,011,530 and 1,153,027
issued and outstanding, respectively                                643,834           243,834
Deficit accumulated during Development stage                      (568,547)          (424,025)
                                                               ------------     --------------
TOTAL STOCKHOLDERS' DEFICIT                                          75,287          (180,191)
                                                               ------------     --------------
TOTAL LIABILITIES AND STOCKHOLDERS'                            $    344,233     $     85,892
                                                               ============     ==============
EQUITY (DEFICIT)

                               Incubate This! Inc.
                          (A Development Stage Company)
                             STATEMENTS OF OPERATION


                                                                                For the Period
                                                         Three Months Ended     December 8, 1981
                                                              March 31,         (Inception) to
                                                        2000           1999     March 31, 2000
                                                        ----           ----     --------------
    Revenues                                          $       0      $       0  $       0
                                                      ---------      ---------  ----------
OPERATING EXPENSES
   Consulting Fees                                      132,375              0    179,375
   Depreciation Expense                                       0              0      1,443
   File & transfer fees                                       0              0     14,901
   Legal & accounting                                    12,355            594    130,834
   Management services                                        0              0    133,000
   Office and printing                                       20             15      5,039
   Public relations                                           0              0     14,414
   Taxes, Franchise                                           0              0        905
   Travel expense                                             0              0        534
   Other expense                                              0              0     35,168
                                                      ---------      ---------  ----------
TOTAL OPERATING EXPENSES                               (144,750)          (609)   515,613
                                                      ---------      ---------  ----------
NET (LOSS) BEFORE OTHER INCOME AND
(EXPENSE)                                              (144,750)          (609)  (515,613)
                                                      ---------      ---------  ----------
OTHER INCOME AND (EXPENSES)
   Write-off of advances on recission of merger               0              0   (119,110)
   Sale of business plan and asset                            0              0     74,305
   Forgiveness of debt                                        0              0     13,666
   Interest income (expense)                                228         (4,293)   (21,795)
                                                      ---------      ---------  ----------
TOTAL OTHER INCOME AND (EXPENSES)                           228         (4,293)   (52,934)
                                                      ---------      ---------  ----------
NET INCOME  OR (LOSS)                                $ (144,522)     $  (4,902) $(568,547)
                                                     ==========      =========  ==========
NET (LOSS) PER COMMON SHARE (* less
than $.01 net loss per share)                                 *              *      N/A
                                                      ---------      ---------  ----------
WEIGHTED AVERAGE NUMBER OF
COMMON SHARES                                         4,011,530      1,153,027      N/A
                                                      ---------      ---------  ----------

                               Incubate This! Inc.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS


                                                                                         For the Period
                                                                                         December 8, 1981
                                                       For the Three Months Ended        (Inception) to
                                                     March 31, 2000     March 31, 1999   March 31, 2000
                                                                                         --------------
                                                     (Unaudited)        (Unaudited)
                                                     -----------        -----------
CASH FLOWS
FROM  OPERATING ACTIVITIES
   Net Income (loss)                                 $  (144,522)       $   (4,902)      $    (568,547)
Adjustments to reconcile net (loss) to
      net cash used by operating activities:
           Amortization                                        0                 0                 750
           Depreciation                                        0                 0               1,443
Stock issued for services/expenses                             0                 0              52,925
Change in operating assets and liabilities:
           (Increase) decrease in:
                       Current assets                     (1,491)                0             (86,671)
             Increase (decrease) in:
                      Current liabilities                  2,863            15,887             268,946
                                                     ------------       -----------      --------------
NET CASH FLOWS FROM
   OPERATING ACTIVITIES                                 (143,150)           10,985            (331,154)
                                                     ------------       -----------      --------------
CASH PROVIDED (USED) IN  INVESTING
ACTIVITIES:
           Purchases fixed assets                              0                 0              (1,443)
           Purchase of Investments                      (257,500)                0            (257,500)
           Organization costs                                  0                 0                (750)
                                                     ------------       -----------      --------------
NET CASH PROVIDED (USED) IN INVESTING
ACTIVITIES                                              (257,500)                0            (259,693)
                                                     ------------       -----------      --------------
CASH FLOWS FROM   FINANCING
ACTIVITIES:
    Proceeds form issuance of  common stock              400,000                 0             652,344
   Proceeds from issuance of  class B common stock             0                 0              10,000
           Deferred offering costs                             0                 0             (71,435)
                                                     ------------       -----------      --------------
NET CASH FLOWS FROM
   FINANCING ACTIVITIES                                  400,000                 0             590,909
                                                     ------------       -----------      --------------
NET INCREASE (DECREASE)                                     (650)           10,985                  62
   IN CASH
CASH, BEGINNING OF PERIOD                                    712                 0                   0
                                                     ------------       -----------      --------------
CASH, END OF PERIOD                                     $     62        $   10,985       $          62
                                                     ============       ===========      ==============

                               Incubate This! Inc.
                          (A Development Stage Company)
                   STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                           For the Three Months Ended
                           March 31, 2000 (UNAUDITED)


                                                                           DEFICIT        TOTAL
                                                 NUMBER                    ACCUMULATED    STOCKHOLDERS'
                                                 OF                        DURING         EQUITY
                                                 SHARES       AMOUNT       DEVELOPMENT    (DEFICIT)
                                                 ------       ------       -----------    ---------

Balance, January 1, 2000                           11,530     $ 243,834    $ (424,025)    $ (180,191)
Common stock issued  For cash                     400,000       400,000                      400,000
Net loss for the  Three Months
Ended  March 31, 2000                                   0             0      (144,522)      (144,522)
                                                ---------     ---------      ---------    -----------
Balance, March 31, 2000                         4,011,530     $ 243,534    $ (568,547)    $    75,287
                                                 ---------    =========    ===========    ===========

                               INCUBATE THIS! INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         -----------------------------------------------------------

     Incubate This!, Inc. (the Company), formerly known as Pethealth Systems, Inc. and Triangle, Inc., is a development stage organization formed under the laws of the State of Colorado on December 8, 1981. Since inception, the company has been inactive except for recent organizational and initial financing efforts. The Company's fiscal year end is December 31, and there was no activity prior to the year ended December 31, 1988.

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


NOTE 2 - RELATED PARTY TRANSACTIONS
-----------------------------------

     On March 26, 1999, the Company's president advanced funds in the form of a promissory note for $112,000. The note includes accruing interest at 7% per annum.

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

                               INCUBATE THIS! INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS


NOTE 3 - CAPITALIZATION
-----------------------

     In February of 2000, the Company undertook a Regulation - D 506 offering, whereby it sold 4,000,000 shares of common stock, no par value, for an aggregate of $400,000.

     In October of 1999, the Company authorized a reverse stock split. The Company issued 1 share of the Company's common stock for each 100 share blocks of the Company's issued and outstanding shares.

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

                               INCUBATE THIS! INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS


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


NOTE 7 - NAME CHANGED
---------------------

     During the first quarter of the year 200, the Company changed its name from Pethealth Systems, Inc. To Incubate This! Inc.

     The corporate name has been changed from Triangle, Inc. to PetHealth Systems, Inc. effective February 10, 1997.

Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations.

Name Change.

     On March 1, 2000, the Company changed its name from PetHealth Systems, Inc., to Incubate This! Inc. The change was effected to mirror the new business plan and objectives of the Company to operate as a provider of professional advisory and managment services to its investee companies ("portfolio companies")and provide early stage venture capital to private and publicly held companies targeting a wide range of emerging growth opportunities. (See "Part II, Item 5. Other Information").

Sale of Shares

     In February 1999, the Company received funds totaling $400,000.00 from the sale of 4,000,000 shares of its common stock in a placement to a single investor currently serving as the sole Officer and Director of the Company. (See "Part II, Item 2. Changes in Securities and Use of Proceeds").

Asset Acquisitions

     In January 2000, the Company purchased 10% of the issued and outstanding shares of LP Records, Inc. ("LP Records"), in exchange for a total payment of $7,500.00. LP Records is a production company representing both new and established musical artists in the United States. Ms. Lilach Perlstein, the principal owner and sole Officer and Director of LP Records is the sister of Sharone Perlstein who is the principal owner and sole Officer and Director of the Company.

     In January 2000, the Company also acquired a total of 1,010,000 shares of the common stock of Europe Investor Direct, Ltd. ("EID") for the total sum of $250,000.00. EID is a United States and London based company that owns and operates Europe Investor Direct.com, a subscriber -based financial website offering a broad range of free and premium investment information, personal finance products and various other finance products related to the European and United States markets. The site offers investment research, academic content, real time news, on-line tools for tracking investment opportunities, challenges and trends in Europe and the United States. The investment by the Company represents  a fully  diluted  8% stake in EID.  The  current  sole  Officer  and
Director of the Company serves as a Director of EID and owns approximately 35% of EID. EID also employs Mr. William Luckman, a paid consultant to the Company as its Managing Director. Mr. Luckman owns approximately 20% of EID. Present legal counsel to the Company, Donald F. Mintmire, is a Director of EID.

Plan of Operation

     The Registrant is currently developing and plannig the execution of a business plan aimed at developing the Company into a technology incubator. The registrant intends to raise funds from a private offering of its securities under Rule 506 of Regulation D in order to execute this plan. There is no assurance however that the registrant will obtain such equity funding.

     During the first quarter of 2000 the Company's general and administrative expenses were paid through funds raised by the sale of equity for cash in the amount of $400,000 to the Company's sole officer and director. In 1999, the registrant's first quarter general and administrative expenses were funded primarily by advances from Jagerton Research Limited.

Results of Operations

     The Company did not have any operating income during the Quarterly period ended March 31, 2000, and has not had any operating income since its inception. For this quarterly period, the registrant recognized a net loss of $144,522 compared to a net loss of $4,902 for the quarterly period ended March 31, 1999. The increase in this quarterly loss is primarily due to an increase in consulting fees, legal and accounting expenses. General and administrative expenses during the current period were funded by the sale of equity for cash in the amount of $400,000 to the Company's sole officer and director.

Liquidity and Capital Resources

     On March 31, 2000 the Company had no capital resources other than an insignificant amount of cash, and will rely on advances from related parties to fund administrative expenses. The registrant intends to raise funds from a private offering of its securities under Rule 506 of Regulation D in order to execute its business plan..

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.  None.

Item 2. Changes in  Securities.

     In January 2000, the Company placed a total of 4,000,000 shares of its common stock with Mr. Sharone Perlstein in exchange for the total sum of $400,000.00. No commissions, fees or other charges were incurred by the Company in connection with the transaction. Total issued and outstanding shares immediately following this transaction were 4,011, 527.

Item 3. Defaults Upon Senior Securities.

           None.

Item 4. Submission of Matters to a Vote of Security Holders.

           None.

Item 5. Other Information.

                                   THE COMPANY

           Incubate This! Inc. (the "Company") is a US publicly held company that operates as a provider of professional advisory and management services to its investee companies ("portfolio companies") and provides early stage venture capital to private and publicly held companies targeting a wide range of emerging growth opportunities. Since its change in business strategy and management ("the reorganization") during the fourth quarter of 1999, the Company has made three separate investments into early stage companies that participate in the Online Publishing Agricultural Technology, and Musical industries. These portfolio companies ("incubator companies") are headquartered in London, Israel and the United States, respectively. The Company anticipates most of its venture capital efforts and investments to continue to be made within the regions of North America, Europe and Israel.

     The Company is not qualified as a "regulated investment company" for federal income tax purposes and has no independent investment advisor at this time.

     The Company's executive offices are located 265 Sunrise Ave., Suite 204, Palm Beach, FL 33480. The Company's telephone number is (561) 832-5696. In February 2000, the Company changed its name from PetHealth Systems, Inc. to Incubate This! Inc. to better reflect the new scope of its business.

                            VENTURE CAPITAL DIVISION

     The Company's venture capital arm makes strategic equity investments in independently managed companies primarily entering the early stages of development, but which exhibit the unique qualities deemed necessary for eventual success. The Company's investment decisions are made by its officers, subject to the Company's investment policies and objectives, and under the guidance and oversight of its Board of Directors. Historically, the Company has relied on the efforts of its officers to identify new investment opportunities. Following the Company's reorganization, new management has sought referrals from venture capitalists, investment bankers, attorney's, accountants and other professionals.

                         PROFESSIONAL SERVICES DIVISION

     In order to facilitate the growth of its incubator companies, the Company offers management and advisory oversight services to its portfolio companies. Management believes the collaboration between its two businesses could provide synergistic and competitive advantages to its portfolio companies that can ultimately improve shareholder value. Acting as a long-term partner, management's incubator strategy is to integrate its portfolio companies into a collaborative network that leverages the collective knowledge and resources of its investment umbrella. As part of this objective, the Company is in the early stages of forming a unique technology campus located in Israel that will provide a wide variety of services ranging from general corporate facilities to strategic and creative consulting. The campus concept is designed to assist independent Internet companies as well as the Company's portfolio companies with the development and execution of their business strategies in a more streamlined, cost effective, and knowledgeable manner. The Company believes that by providing these services it enables its clients and portfolio companies to better focus on their core competencies and accelerate the time-to-market of their products and services.

                           INVESTMENT CHARACTERISTICS

     Since its reorganization, the Company has invested only in the common stock of privately held portfolio companies. The security interests in these companies are presently classified as restricted securities under regulations of the United States Securities & Exchange Commission. The Company does not have a policy that limits the amount of nor class of securities of portfolio companies. However, the Company intends to restrict investment into securities with features void of shareholder voting rights. In addition, management seeks to obtain governance rights, anti- dilution rights and liquidation preferences whenever possible in its investments.

     The Company believes that equity participation in common stock and preferred stock issuances offers the potential for higher returns and elevated performance of its investment portfolio. However, there is no assurance that its investment strategy will yield a return nor higher return than other securities. All of the Company's investments are highly illiquid and there can be no assurance that any market will develop for portfolio company securities. In addition, many of the Company's portfolio companies have low levels of capitalization with relatively high negative cash flows. There are no current personal guarantees held by the Company as related to the Company's investments. Additionally, there is no assurance that the Company will find opportunities on terms favorable to the Company.

                      INVESTMENT OBJECTIVES AND STRATEGIES

     Our venture investment strategy is to realize a significant capital return on our venture investments by making strategic, early-stage equity investments in companies which we believe will emerge as leaders within their respective target markets. We seek to accomplish this goal by identifying promising companies in select industries, investing in those companies, and enhancing the future success of these companies by employing our expertise when called upon, and leveraging our relationships. Currently, the Company holds minority equity interests in its portfolio companies. It is the Company's intent to acquire only minority interests in future portfolio companies.

     The Company seeks long-term growth in the value of its assets and expects no current income from its portfolio company investments (as opposed to its professional advisory ad management services). The Company's investments are made with the intent of liquidation within 2 to 5 years. However, situations may arise whereby the Company may hold an equity interest for a longer or shorter period. Under current management, the Company focuses on investments in privately held companies that target high growth industries, including Internet, communications, and other technology related businesses operating in a diverse range of industries. There is no assurance that the Company will be able to locate investments in companies operating in such emerging growth markets. The Company concentrates its investment in companies located in Israel and the United States, but will consider investments in other countries if the eligible concerns operate in countries deemed favorable.

     At present, the Company's existing portfolio companies are expansion stage businesses that have recently emerged from the startup phase and entered commercial operations. The Company's investment policy does not restrict investment into startup stage companies that are consistent with the Company's investment selection criteria.

                               INVESTMENT CRITERIA

     Within the Company's scope of structuring equity investments, the Company uses the following criteria in selecting investment opportunities:

          Experienced Management. The Company seeks to invest in companies whose management holds a significant level of interest ownership and who are deemed to have a high degree of experience, competence, and other characteristics required to enhance the odds for success.

          Strong Growth Prospects. The Company requires prospective investees to exhibit high growth or the potential to deliver high annual growth within a short period of time.

          Potential Profits. The Company attempts to identify those companies with the highest potential to deliver high growth and potentially early profits.

          Early Development Stage. The Company seeks to invest in companies that are in the early stages of commercializing their operations and strategies.

          Liquidation/Exit Strategy. An exit strategy of 2 - 5 years is sought by the Company in order to take profits and reinvest into new companies. A variety of exit methods is possible and may include an initial public offering of the portfolio company, a repurchase by such portfolio company of the Company's interest, a cash buyout by a competitor, and potentially a purchase of the Company's interest by a third party such as another financial institution.

                                INDUSTRY OVERVIEW

     The venture capital industry in the United States is extremely advanced, and has for more than a century served as the energy to fuel America's engine of innovation. Today, there are thousands of venture capital firms in the U.S. and in Europe, particularly Germany and the United Kingdom. Over the last decade, the venture capital market in Israel has experienced strong growth due to the country's successful initiatives to nurture the development of new technologies. Whereas there were only a few venture capital firms operated in Israel at the onset of the 1990s, there are now more than 110 active funds involved in the Israeli market. According to the latest statistics, Israel is home to an estimated 2500 start ups, the majority of them high tech, and the country has averaged 800 new startups per year over the last several years. This yearly growth in startups is more than all of Europe, and second only to the U.S. The increased venture capital activity in Israel over the last decade has resulted in Israel now claiming the highest number of its country stocks traded on the NASDAQ, second only to Canada.

     The rise of the Internet and development of new technologies has created an explosive demand for seed, venture, mezzanine, and other funds to commercialize new ideas and technologies. With the promise of astronomical returns, venture capital firms have stepped up to the opportunity. In the last quarter of 1999, US venture capitalists showered Internet-related start-ups with $5.2 billion, almost five times as much as during the same period a year ago, according to PricewaterhouseCoopers. While the Internet incubator trend is more advanced in the U.S., Europe intends to catch up. Six months ago, Europe had hardly any incubators. Today, there are at least 100, most of them based in London. The recent launch and IPO of Internet incubator, Jellyworks Plc, exhibits just how much pent up demand there is for such investment vehicles in Europe. Since its December 99 IPO, the stock has risen more than 3000%.

     Historically, the large majority of venture capital firms have remained private. However, there has been a significant rise in the number of venture capitalists taking their company or investment holding companies public. The ability to raise additional venture capital funds through the public markets has made it attractive to be public. Additionally, investor enthusiasm for higher growth investments is at record levels, driven by the high returns awarded for success. Publicly traded venture-backed companies offer the average individual investor a chance to diversify into promising high technology issues that have been screened by the intelligence and experience of venture money. VC's are in many ways, like insiders, for they possess a high level of knowledge that individual investors simply to not have, as related to the interworkings of industries and companies.

     Over the last five years, after-market performance of venture-backed companies has outpaced the broader markets by a substantial degree. Return on investments in venture-backed companies completing IPOs in 1999 reached unimaginable levels as some firms' enjoyed returns greater than 500%. The fact that half of all IPOs in 1999 were venture-backed companies is hard evidence that the venture capital community is driving economic growth in the United States and abroad. As well as accelerating the development of business, incubators also bridge the widening gap between venture capitalists and young entrepreneurs. It also represents a significant trend that the Company intends to profit from.

     In January 2000, the Venture Economics Group of Thomson Financial Securities Data reported that 271 U.S. venture-backed companies went public in 1999, representing nearly 50% of all IPOs in the United States during 1999! The group also reported that Venture-backed companies are raising more dollars and going public at an earlier age. "The 271 venture-backed companies in 1999 raised over $23.6 billion for themselves and marked a total post offer valuation at offering dates of an astounding $136.2 billion. The average offer size for a venture-backed IPO was up 75% from the previous year to $87.2 million along with an unprecedented average post offer valuation of $502.7 million--more than twice as much as the prior year. The median company age of venture- backed IPOs was
4.0 years in 1999, versus 4.5 in 1998 and 5.5 years in 1997."

                                   COMPETITION

     We compete against numerous public companies such as CMGI, Inc., Internet Capital Group, Inc., Rare Medium Group, Inc. and Softbank Corp., as well as private companies such as Idealab! and Divine Interventures, Inc., that provide some combination of the same or similar services that we provide. Many of these competitors have longer operating histories, larger installed client bases, greater name recognition, more experience and significantly greater financial, technical, marketing and other resources than we do. We expect that competition from both private and public companies in our markets will intensify. At any time, our current and potential competitors could increase their resource commitments to our markets. Among other adverse consequences, this competition may diminish our ability to identify, attract and develop relationships with partner companies. As a result, our business, operating results and financial condition could be materially and adversely affected.

     The individual markets for professional and venture capital services are intensively competitive and characterized by an increasing number of entrants because the barriers to entry in these markets are relatively low.

     In providing such services, we compete directly against traditional venture capital and private equity firms and public and private companies with venture funds. Many of these competitors have significantly greater experience and financial resources than we have. In addition to these competitors, numerous public companies, as well as private companies, devote significant resources to providing capital together with other resources to incubator companies. Additionally, corporate strategic investors, including Fortune 500 and other significant companies, are developing incubator strategies and capabilities. Many of these competitors have significantly greater financial resources and brand name recognition than we do, and the barriers to entry for companies seeking to provide capital and other resources to entrepreneurs and their emerging technology companies are minimal. We expect that competition from both private and public companies with business models similar to our own will intensify. Among other adverse consequences, this competition may diminish the pool of potential investment opportunities and raise the cost of making future investments. As a result, our financial condition, operating results and business could be materially and adversely affected.

     In providing professional and venture capital services, we compete directly against strategy consulting firms and management consulting firms. In providing venture capital services, we compete directly with other investment banking and merchant banking firms which vary in size from small, privately-owned firms to very large, publicly-held corporations. We also face increasing competition from other sources, such as commercial banks, insurance companies and consulting firms offering financial services. The principle competitive factors in the investment banking and financial services industry include transaction experience, breadth of services offered, innovation, reputation and price. Many of our current and potential competitors in the venture development and venture banking markets have longer operating histories, larger installed clients bases, greater name recognition, more experience and have significantly greater financial, technical, marketing and other resources than we do. As a result, our competitors may be more attractive partners to businesses. In addition, our competitors may be able to respond more quickly to changes in client needs, service more clients simultaneously and undertake more extensive marketing campaigns. We cannot assure you that we will be able to compete successfully against our current or future competitors or that competitive pressures will not have a material adverse effect on our business, operating results and financial condition.

     Competition for products and services is intense. As the market for e-commerce grows, we expect that competition will intensify. Barriers to entry are minimal, and competitors can offer products and services at a relatively low cost. Further, our partner companies' competitors may develop products or services that are superior to, or have greater market acceptance than, the solutions offered by our partner companies. Many of our partner companies' competitors have greater brand recognition and greater financial, marketing and other resources than our partner companies. This may place our partner companies at a disadvantage in responding to their competitors' pricing strategies, technological advances, advertising campaigns, strategic partnerships and other initiatives. If our partner companies are unable to compete successfully, they will fail and it could have a material adverse effect on our business and financial condition.

                              GOVERNMENT REGULATION

Investment Company Act of 1940

     We are not currently required to be registered under the Investment Company Act. Generally, a company must register under the Investment Company Act and comply with significant restrictions on operations and transactions if: (1) its investment securities exceed 40% of its total assets, or (2) it holds itself out as being "primarily engaged" in the business of investing, owning or holding securities. At this time, less than 40% of our total assets are investment securities. If, in the future, our investment securities exceed 40% of our total assets, we believe that we will not be required to register under the Investment Company Act because we believe that we are "primarily engaged" in a non-investment company business through our wholly-owned subsidiaries and that we do not otherwise meet the requirements for registering under the Investment Company Act. However, if more than 40% of our total assets are investment securities and we are no longer "primarily engaged" in a non-investment company business through our wholly-owned subsidiaries, we believe that we will be "primarily engaged" in a non-investment company business through our majority-owned subsidiaries and controlled subsidiaries and we will then promptly file with the

Securities and Exchange Commission an exemptive application under Section 3(b)(2) of the Investment Company Act to have the Securities and Exchange Commission so declare. If we do not receive exemptive relief, then we may be required to register under the Investment Company Act. Registration under the Investment Company Act would be inconsistent with our present business strategy and would have a material and adverse effect on our business, financial condition and operating results. Moreover, we might be subject to civil and criminal penalties for failure to register, certain of our contracts might be voidable and a court-appointed receiver could take control of our company and liquidate our business.

     To avoid regulation under the Investment Company Act, we would have to attempt to reduce our investment securities to less than 40% of our total assets. This reduction can be attempted in a number of ways, including the disposition of investment securities and the acquisition of non-investment security assets. If we were required to sell investment securities, we may sell them sooner than we otherwise would. These sales may be at depressed prices, and we may not realize anticipated benefits from, or may incur losses on, these investments. Some investments may not be sold due to contractual or legal restrictions or the inability to locate a suitable buyer. Moreover, we may incur tax liabilities when we sell assets. We may also be unable to purchase additional investment securities that may be important to our operating strategy. If we decide to acquire non-investment security assets, we may not be able to identify and acquire suitable assets and businesses.

     If we are deemed to be, and required to register as, an investment company, we will be forced to comply with the numerous and burdensome substantive requirements of the Investment Company Act, including: (a) limitations on our ability to borrow; (b) limitations on our capital structure; (c) restrictions on acquisition of equity interests in partner companies; (d) prohibitions on transactions with affiliates; (e) restrictions on specific investments; and (f) compliance with reporting, record keeping, voting, proxy disclosure and other rules and regulations.

     If we were forced to comply with the rules and regulations of the Investment Company Act, our operations would significantly change, and we would be prevented from successfully executing our business strategy. As a result, our business, financial condition and operating results would be materially and adversely affected.

Other Regulations and Legal Uncertainties

     Currently, there are few laws or regulations directed specifically at e-commerce. However, because of the Internet's popularity and increasing use, new laws and regulations may be adopted. These laws and regulations may cover issues such as the collection and use of data from web site visitors and related privacy issues, pricing, content, copyrights, promotions, distribution and quality of goods and services, registration of domain names and use, and export and distribution of encryption technology. The enactment of any additional laws or regulations may impede the growth of the Internet and e-commerce, which could decrease revenues of our partner companies and place additional financial burdens on them.

Item 6. Exhibits

Exhibit   Description


2.1       Agreement and Plan of Share Exchange(1)

2.2       Stock Purchase Agreement(3)

3.1       Amendments to Articles of Incorporation(2)

3.2   *   Amendments to Articles of Incorporation

4.1   *   EID Stock Certificate Representing 1,010,000 shares to Company

10.1      1997 Stock Award Plan(2)

10.2      Incentive Stock Option Plan(2)

10.3  *   Purchase Agreement between LP Records and Company
          (dated January 21, 2000)

10.4  *   Company Letter of Application for Shares.

27    *   Financial Date Schedule
---------------

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

(* Filed herewith)

                                   Signatures
                             -----------------------

           In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

                                        Incubate This ! Inc.
                                        (Registrant)



Date: May 9, 2000                By:    /s/ Sharone Perlstein
                                        -----------------------------
                                        Sharone Perlstein,  President

           In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date                      Signature                     Title

May 9, 2000
                     By:  /s/ Sharone Perlstein
                          ------------------------      President, Secretary,
                          Sharone Perlstein             Treasurer, and Director