Form 10QSB/A
period 2000-03-31
INCUBATETHIS INC
filed 2000-05-11
CIK 832810

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
                        Yes     X           No
                               ---              ---

           State the number of shares outstanding of each of the issuer's classes of common equity As of May 5, 2000 is: 4,011,527.

Transitional Small Business Disclosure Format (check one);   X
                                                           ----      ----

                               Incubate This! Inc.
                          Form 10-QSB Quarterly Report
                       For the Period Ended March 31, 2000


Part I - FINANCIAL INFORMATION                                              Page

Item 1. Financial Statements                                                   3

     Unaudited Balance Sheet  at March 31, 2000                                4
     and December 31, 1999

     Unaudited Statements of Operations for the Three                          5
     Months Ended March 31, 2000 and 1999 and From
     Inception (December 8, 1981) through March 31, 2000


     Unaudited Statements of Cash Flows for the Three Months                   6
     Ended March 31, 2000 and 1999 and From  Inception
     (December 8, 1981) to March 31, 2000

     Statement of Stockholders' Equity (Deficit)                               7

     Notes to Financial Statements                                             8


Item 2. Management's Discussion and Analysis of Financial                     11
     Condition and Results of Operations

PART II - OTHER INFORMATION                                                   12

Item 1. Legal Proceedings                                                     12

Item 2. Changes in Securities                                                 12

Item 3. Defaults Upon Senior Securities                                       12

Item 4. Submission of Matters to a Vote of Security Holders                   13

Item 5. Other Information                                                     13

Item 6. Exhibits                                                              19

Signatures                                                                    20

Exhibits

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