Form 10QSB
period 2000-06-30
INCUBATETHIS INC
filed 2000-08-18
CIK 832810

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: June 30, 2000

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

             Yes      X                No
                     ---               --

         State the number of shares outstanding of each of the issuer's classes of common equity as of August 10, 2000 is 5,207,602.

Transitional Small Business Disclosure Format (check one);    X
                                                             ----    ----

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements:


                               Incubate This! Inc.
                          Form 10-QSB Quarterly Report
                       For the Period Ended June 30, 2000

                                                                                Page
Part I - FINANCIAL INFORMATION

Item 1. Financial Statements

  Unaudited Balance Sheet  at June 30, 2000 and December 31, 1999               F-2

  Unaudited  Statements of Operations  for the Six and Three Months Ended
  June 30, 2000 and From Inception (December 8, 1981) through June 30, 2000     F-4

  Unaudited Statements of Cash Flows for the Six Months Ended June 30, 2000
  and 1999 and From  Inception  (December 8, 1981) to March 31, 2000            F-6

  Statement of Stockholders' Equity (Deficit)                                   F-7

  Notes to Financial Statments                                                  F-8

                               INCUBATE THIS! INC.
                          (A Development Stage Company)
                                  BALANCE SHEET

                   ASSETS

                                                              (UNAUDITED)          (AUDITED)
                                                               June 30, 2000    December 31, 1999
                                                               ---------------- -----------------
CURRENT ASSETS
            Cash in checking                                  $       2,668,458 $           712
            Accrued interest                                              2,981             180
            Demand note - Esteem Solutions, Inc.              _          85,000          85,000
                                                               ---------------- ---------------

            TOTAL CURRENT ASSETS                                      2,756,439          85,892
                                                              ----------------- ---------------

OTHER ASSETS
          Investment - OrganiTech Ltd.                                1,000,000               0
             Investment - Europe Investor
                                  Direct.com, Limited                   250,000               0
             Investment - LP Records, Inc.                                7,500               0
                                                              ----------------- ---------------

             TOTAL OTHER ASSETS                                       1,257,500               0
                                                               ---------------- ---------------

TOTAL ASSETS                                                  $       4,013,939 $        85,892
                                                              ================= ===============









     The accompanying notes are an integral part of the financial statements

                               INCUBATE THIS! INC.
                          (A Development Stage Company)
                                  BALANCE SHEET


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                              (UNAUDITED)          (AUDITED)
                                                               June 30, 2000    December 31, 1999
                                                               ---------------- -----------------
CURRENT LIABILITIES
            Accounts payable                                  $          2,950  $        1,350
            Accrued interest                                                 0          25,433
         Investment agreement - OrganiTech Ltd.                      1,000,000               0
            Demand note - Giuseppe Coniglione                                0         112,000

            Demand note - Jagerton Research Ltd.                             0         127,300
                                                               ---------------- ---------------

         TOTAL CURRENT LIABILITIES                                   1,002,950         266,083
                                                               ---------------- ---------------

STOCKHOLDERS' EQUITY (DEFICIT)

             Preferred Stock, $.10 par value,
         100,000,000 shares authorized
         none issued                                                         0               0

            Common Stock Class A no par value,
         800,000,000 shares authorized,
         5,207,602 and 11,527 issued
            and outstanding, respectively                             4,600,13         243,834

         Stock subscription receivable                                (449,000)              0

         Deficit accumulated during

                development stage                                   (1,140,145)       (424,025)
                                                               ---------------- ---------------

         TOTAL STOCKHOLDERS' DEFICIT                                 3,010,989        (180,191)
                                                               ---------------- ---------------

TOTAL LIABILITIES AND
    STOCKHOLDERS' EQUITY (DEFICIT)                            $      4,013,939  $       85,892
                                                              ================= ===============




     The accompanying notes are an integral part of the financial statements

                               INCUBATE THIS! INC.
                          (A Development Stage Company)
                             STATEMENTS OF OPERATION

                                      Six Months Ended         Three Months Ended     For the Period
                                          June 30,                    June 30,        December 8, 1981
                                                                                      (Inception) to
                                    2000          1999       2000           1999      June 30, 2000
                                    --------     --------   ---------     ---------   -----------
REVENUES                            $       0   $       0   $       0     $      0    $        0
                                    ---------   ---------   ----------    ---------   -----------


OPERATING EXPENSES

Consulting Fees                      677,375            0     545,000            0       724,375
Depreciation Expense                       0            0           0            0         1,443
File & transfer fees                       0            0           0            0        14,901
Legal, accounting
   and professional                   51,973        5,805      39,618        5,211       170,452
Management services                        0            0           0            0       133,000
Office and printing                      543          189         524          174         5,562
Public relations                           0            0           0            0        14,414
Taxes, Franchise                           0            0           0            0           905
Travel expense                        14,463            0      14,462            0        14,996
Other expense                              0            0           0            0        35,168
                                     ---------  ----------   ---------    ---------      --------

TOTAL OPERATING
 EXPENSES                             744,354       5,994     599,604        5,385     1,115,216
                                     ---------  ----------   ---------    ---------    ----------

NET (LOSS) BEFORE
OTHER INCOME
AND (EXPENSE)                        (744,354)      (5,994)  (599,604)      (5,385)   (1,115,216)
                                    ----------  -----------  ----------   ---------   -----------







     The accompanying notes are an integral part of the financial statements

                               INCUBATE THIS! INC.
                          (A Development Stage Company)
                             STATEMENTS OF OPERATION


OTHER INCOME AND (EXPENSES)
Write-off of advances on
   recision of merger                       0           0           0            0      (119,110)
Sale of business plan and asset             0           0           0            0        74,305
Forgiveness of debt                    26,696           0      26,696            0        40,362
Interest income (expense)               1,538      (8,587)      1,310       (4,294)      (20,486)
                                     ---------  ----------  ---------     ---------    ----------

TOTAL OTHER INCOME
  AND (EXPENSES)                       28,234      (8,587)     28,006       (4,294)      (24,929)
                                     ---------  ----------  ---------     ---------    ----------

NET INCOME
  OR (LOSS)                         $(716,120)  $ (14,581)  $(571,598)    $ (9,679)   $(1,140,145)
                                    ==========  ==========  ==========    =========   ============

NET (LOSS) PER
  COMMON SHARE                            (.14)          *
                                    ----------- ----------
                                  (* less than $.01 net loss per share)

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES                      5,207,602   1,153,027
                                     ---------   ---------








     The accompanying notes are an integral part of the financial statements

                               INCUBATE THIS! INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS

                                                  For the Six Months Ended      For the Period
                                                                                December 8, 1981
                                             June 30, 2000       June 30, 1999  (Inception) to
                                            (Unaudited)            (Unaudited)  June 30, 2000
                                            ---------------    ---------------  ---------------
CASH FLOWS FROM
OPERATING ACTIVITIES

   Net Income (loss)                        $     (716,120)    $      (14,581)  $
(1,140,145)

   Adjustments to reconcile net (loss) to
     net cash used by operating activities:
         Amortization                                    0                  0              750
         Depreciation                                    0                  0            1,443
         Stock issued for
            services/expenses                      545,000                  0          837,225
   Change in operating assets
      and liabilities:
         (Increase) decrease in:
              Current assets                        (2,801)                 0           (2,981)
               Increase (decrease) in:
              Current liabilities                  (23,833)            20,181            2,950
                                                ------------      ------------   ---------------
NET CASH FLOWS FROM
   OPERATING ACTIVITIES                           (197,754)             5,600         (300,758)
                                                ------------      ------------   ---------------

CASH PROVIDED (USED) IN
   INVESTING ACTIVITIES
         Purchases fixed assets                          0                  0           (1,443)

              Purchase of Investments             (257,500)                 0         (257,500)
         Demand note receivable                          0                  0          (85,000)
         Organization costs                              0                  0             (750)
                                            ----------------      -------------  ----------------

NET CASH PROVIDED (USED)
   IN INVESTING ACTIVITIES                        (257,500)                 0         (344,693)
                                            ----------------      -------------  ----------------

CASH FLOWS FROM
   FINANCING ACTIVITIES
         Proceeds form issuance of
            common stock                         3,123,000                  0        3,375,344
         Proceeds from issuance of
            class B common stock                         0                  0           10,000
         Deferred offering costs                         0                  0          (71,435)
                                            ---------------      --------------  ---------------

NET CASH FLOWS FROM
   FINANCING ACTIVITIES                          3,123,000                  0        3,313,909
                                            ---------------      --------------  ---------------

NET INCREASE (DECREASE)
   IN CASH                                       2,667,746              5,600        2,668,458
CASH, BEGINNING OF PERIOD                              712                  0                0
                                            ---------------      --------------  ---------------

CASH, END OF PERIOD                         $    2,668,458       $      5,600    $   2,668,458
                                            +==============      ==============  ===============

     The accompanying notes are an integral part of the financial statements
                                       F-6

                               INCUBATE THIS! INC.
                          (A Development Stage Company)
                        STATEMENT OF STOCKHOLDERS' EQUITY
          (DEFICIT) For the Six Months Ended June 30, 2000 (UNAUDITED)


                                                       DEFICIT             TOTAL
                           NUMBER                      ACCUMULATED         STOCKHOLDERS'
                           OF                          DURING              EQUITY
                           SHARES       AMOUNT         DEVELOPMENT         (DEFICIT)
                           ------       ------         -----------         ---------

Balance,
   January 1, 2000         11,527       $ 243,834      $   (424,025)       $ (180,191)

Common stock issued
   for cash             4,000,000         400,000                             400,000

Common stock issued
   for cash               805,000       3,172,000                           3,172,000

Stock subscription
   receivable                                                                (449,000)

Stock issued
   for services           200,000          20,000                              20,000

Stock issued to retire
   note payable for
   consulting services    131,250         525,000                             525,000

Stock issued to retire
   note payables           59,825         239,300                             239,300

Net loss for the
   Six Months Ended
   June 30, 2000                                           (716,120)         (716,120)
                         ----------     -----------    -------------       -----------

Balance,
   June  30, 2000          5,207,602    $ 4,600,134    $ (1,140,145)       $ 3,010,989
                          ----------    ===========    =============       ===========







     The accompanying notes are an integral part of the financial statements

                               INCUBATE THIS! INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         -------------------------------------------------

     Incubate This!, Inc. (the Company), formerly known as Petheath Systems, Inc. and Triangle, Inc., is a development stage organization formed under the laws of the State of Colorado on December 8, 1981. Since inception, the company has been inactive except for recent organizational and initial financing efforts. The Company's fiscal year end is December 31.

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

NOTE 2 - RELATED PARTY TRANSACTIONS
-----------------------------------

         During the quarter ended June 30, 2000 the Company entered into an agreement with its president to pay the president for services rendered. The Company agreed to record a note payable in the amount of $525,000 for such services. During the same quarter, the note was retired by conversion to 131,250 shares at $4.00 per share of the Company's common stock.

         Also during the quarter ended June 30, 2000 the Company retired $239,300 in note payables, mentioned below, by the conversion of these note into 59,825 shares of stock. The interest accrued on these notes was forgiven by the note holders. This conversion was accomplished in coordination with the Company's Private Offering Memorandum dated May 12, 2000.

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

NOTE 2 - CONTINUED
------------------

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

NOTE 3 - CAPITALIZATION
-----------------------

         In May of 2000, the Company issued a Private Offering memorandum under Regulation - D 506. The offering is valid for a 180 day period. As of June 30, 2000, the Company has issued 805,000 shares for $3,172,000 in cash and stock subscriptions.

         In February of 2000, the Company undertook a Regulation - D 506 offering, whereby it sold 4,000,000 shares of common stock, no par value, to the Company's president for an aggregate of $400,000.

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

NOTE 4 - INCENTIVE STOCK OPTION PLAN
------------------------------------

     Effective May 3, 2000 the Company registered with the Securities and Exchange Commission 1,000,000 shares of the Company's common stock, no par value, to be sold pursuant to the Company's Consultant/Employee Stock Compensation Plan.

                               INCUBATE THIS! INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS

NOTE 4 - CONTINUED
------------------

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

                               INCUBATE THIS! INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS

NOTE 6 - CONTINUED
------------------

         The Company was unable to raise the capital required to implement the PetCare, Inc, business plan (acquisition of operating veterinarian hospitals and consolidation of operations thereof). Therefore, as of July 7, 1997,

         PetHealth Systems, Inc.and the former principal shareholders of PetCare Inc., have agreed to the cancellation of the Agreement and Plan of Share Exchange.

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

NOTE 7 - INVESTMENT AGREEMENT
--------------------

         On June 20, 2000, the Company entered into an Investment Agreement ("Agreement") with OrganiTech Ltd. ("OrganiTech"), an Israeli private company existing under the laws of Israel, and located in Nesher, Israel. The Company agreed to invest a total of$1,000,000 for 12,460 Series A Preferred Shares of OrganiTech at a price per Preferred Share of $80.25USD, representing a 10% interest on a fully diluted basis. Subsequent to June 30, 2000, the Company completed its responsibility with regard to the Agreement. In addition, OrganiTech is obligated to issue to the Company Preferred Shares Warrants labeled "Warrant A", "Warrant B", "Warrant C", "Warrant D", and "Warrant E". Warrent A remains in effect fo a period of 70 days from the date of the Agreement, Warrent B remains in effect for a period of 100 days from the date of the Agreement, Warrant C remains in effect for a period of 130 days from the date of the Agreement, Warrant Dremains in effect for a period of 160 days from the date of the Agreement and Warrant E remains in effect 24 months from the date of the Agreement or the occurrence of other specified conditions. Exercise of Warrant A, Warrant B, Warrant C and Warrant D requires the payment of an additional $1,000,000 USD per Warrant (or a maximum of $4,000,000) for which the Company acquires an additional 5% interest in OrganiTech for each Warrant exercised, or a total of an additional 20% if all warrants are timely and effectively exercised. In addition, warrant E calls for a payment to OrganiTech of $5,000,000 USD and would entitle the Company to an additional 7.07% interest in OrganiTech. In the event the Company exercises all of the Warrants the interest of the Company in OrganiTech at that time would equal 37.07% after an investment by the Company of a total of $10,000,000 USD.

                               INCUBATE THIS! INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS

NOTE 8 - INVESTMENT AGREEMENT PAYABLE
---------------------

         As NOTED IN FOOTNOTE 7, The Company entered into an investment agreement whereby $1,000,000 became due and payable to OrganiTech. Subsequent to June 30, 2000 the amount due and payable was paid to OrganiTech pursuant to the Agreement.

NOTE 9 - NAME CHANGED
---------------------

     During the first quarter of the year 2000, the Company changed its name from Pethealth Systems, Inc. To Incubate This! Inc.

     The corporate name has been changed from Triangle, Inc. to PetHealth Systems, Inc. effective February 10, 1997.

Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations.

Business Objective

      The Company is implementing its new business plan and the current objective of the Company is to operate as a provider of professional advisory and managment services to its investee companies ("portfolio companies")and provide early stage venture capital to private and publicly held companies targeting a wide range of emerging growth opportunities. (See "Part II, Item 5. Other Information").

Sale of Shares

         Between May 30, 2000, through June 30, 2000, the Company raised and received funds totaling $2,723,000.00, and from July 1, 2000 through August 10, 2000 received an additional $449,000.00, for total funds received of $3,172,000.00. Total subscriptions from 14 foreign investors totaled $3,220,000.00 leaving a balance of $48,000.00 in subscribed funds due the Company. The private placement offers 1,250,000 shares of the common stock of the Company at $4.00 per share, is self underwritten, there were no discounts or commissions offered or paid, and the offering was made pursuant to Section 4(2) and Regulation D, Section 506. Proceeds are for use as working capital including general and administrative expenses.

         In June 2000 three (3) Promissory Notes evidencing indebtedness of the Company were converted to equity at the rate of $4.00 per share of common stock, or a total of 191,075 shares. The conversion of the Notes to equity satisfied in full total company indebtedness in the amount of $764,300.00. The exchange was made pursuant to Section 4(2) and Regulation D, Section 506.

Personnel Acquisitions

         The Company has entered into a number of agreements designed to make available services to the Company to enable it to operate efficiently and effectively. The details of these agreements are as follows:

         1. In May 2000 the Company entered into a Consulting Agreement effective July 1, 2000 with Darin S. Ruebel providing for general consulting services commencing July 1, 2000 through July 1, 2001, in exchange for compensation of 100,000 shares of the common stock of the Company and payment of expenses.

         2. In May 2000 the Company entered into a Consulting Agreement with William H. Luckman providing for payment for general consulting services in exchange for compensation of 200,000 shares of the common stock of the Company and payment of expenses.

         3. In May 2000 the Company entered into a Consulting Agreement effective July 1, 2000 with Dr. Ron Daisy retaining his services as a member of the Advisory Board, commencing July 1, 2000 through July 1, 2001 in exchange for compensation of 25,000 shares of the common stock of the Company and payment of expenses.

         4.In May 2000 the Company entered into a Consulting Agreement effective July 1, 2000 with Richard I. Anslow retaining his services as a member of the Advisory Board, commencing July 1, 2000 through July 1, 2001 in exchange for compensation of 25,000 shares of the common stock of the Company and payment of expenses.

         5. In May 2000 the Company entered into a Consulting Agreement effective July 1, 2000 with Roni Greenbaum retaining his services as a Director and Secretary of the Company, commencing July 1, 2000 through July 1, 2001 in exchange for compensation of 150,000 shares of the common stock of the Company and payment of expenses.

         6. In May 2000 the Company entered into a Retainer Agreement effective July 1, 2000 with Donald F. Mintmire for legal advisory services commencing July 1, 2000 through July 1, 2001, in exchange for compensation of 25,000 shares of the common stock of the Company and payment of expenses.

Asset Acquisitions

         On June 20, 2000, the Company entered into an Investment Agreement ("Agreement") with OrganiTech Ltd. ("OrganiTech"), an Israeli private company existing under the laws of Israel, and located in Nesher, Israel. The Company invested a total of $1,000,000.00 and acquired a total of 12,460 Series A Preferred Shares of OrganiTech at a price per Preferred Share of $80.257 USD, representing a 10% interest on a fully diluted basis. In addition OrganiTech is obligated to issue to the Company Preferred Shares Warrants labeled "Warrant A", "Warrant B", "Warrant C", "Warrant D", and "Warrant E". Warrant A remains in effect for a period of 70 days from the date of the Agreement, Warrant B remains in effect for a period of 100 days from the date of the Agreement, Warrant C remains in effect for a period of 130 days from the date of the Agreement,
Warrant  D  remains  in  effect  for a period  of 160 days  from the date of the
Agreement and Warrant E remains in effect 24 months from the date of the Agreement or the occurrence of other specified conditions. Exercise of Warrant A, Warrant B, Warrant C and Warrant D requires the payment of an additional $1,000,000.00 USD per Warrant (or a maximum of $4,000,000.00) for which the Company acquires an additional 5% interest in OrganiTech for each Warrant exercised, or a total of a additional 20% if all Warrants are timely and effectively exercised. In addition, Warrant E calls for a payment to OrganiTech of $5,000,000.00 USD and would entitle the Company to an additional 7.07% interest in OrganiTech. In the event the Company exercises all of the Warrants the interest of the Company in OrganiTech at that time would equal 37.07% after an investment by the Company of a total of $10,000,000.00 USD.

         OrganiTech is an Israeli start-up company, and is entering the last stage of development of a self-contained, automatic growing machine that can automatically seed, transplant and harvest commercial quantities of fresh, clean, insecticide-free and pesticide-free , hydroponic produce on a daily basis. These stackable machine units permit the creation of a hydroponic farm of any size growing ready-to-eat produce on a very small area in any part of the world not depending on weather or climate conditions. The mission of OrganiTech is to revolutionize the manner in which vegetables are planted, grown or harvested, by developing an effective system that produces high quality, pesticide-free crops, requiring minimal space and supervision. Currently OrganiTech has no known direct competitors. There is no other known industrial system commercially available that produces fresh, clean, ready-to-eat, organic and hydroponic vegetables at a consistently reasonable cost.

Plan of Operation

         The Registrant is currently developing and planning the execution of a business plan aimed at developing the Company into a technology incubator. The registrant intends to continuing raising funds from a private offering of its securities under Rule 506 of Regulation D in order to execute this plan. There is no assurance however that the registrant will obtain additional equity funding.

         During the second quarter of 2000 the Company's general and administrative expenses were paid through funds raised by the sale of equity. In 1999, the registrant's first quarter general and administrative expenses were funded primarily by advances from Jagerton Research Limited.

Results of Operations

         The Company did not have any operating income during the quarterly period ended June 30, 2000, and has not had any operating income since its inception. For this quarterly period, the registrant recognized a net loss of $716,120.00 compared to a net loss of $14,581.00 for the quarterly period ended June 30, 1999. The increase in this quarterly loss is primarily due to an increase in consulting fees, legal and accounting expenses. General and administrative expenses during the current period were funded by the sale of equity for cash in the amount of $272,300.00 to the Company's sole officer and director.

Liquidity and Capital Resources

         On June 30, 2000 the Company had cash resources in the amount of $2,668,458.00 and will rely on such funds and additional cash to be received from the Private Placement to fund administrative expenses. The registrant intends to raise additional funds from its private offering of securities under Rule 506 of Regulation D in order to execute its business plan.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.  None.

Item 2. Changes in Securities. Between May 30, 2000, through June 30, 2000, the Company raised and received funds totaling $2,723,000.00, and from July 1, 2000 through August 10, 2000 received an additional $449,000.00, for total funds received of $3,172,000.00. Total subscriptions from 14 foreign investors totaled $3,220,000.00 leaving a balance of $48,000.00 in subscribed funds due the Company. The private placement offers 1,250,000 shares of the common stock of the Company at $4.00 per share, is self underwritten, there were no discounts or commissions offered or paid, and the offering was made pursuant to Section 4(2) and Regulation D, Section 506. Proceeds are for use as working capital including general and administrative expenses.

         In June 2000 three (3) Promissory Notes evidencing indebtedness of the Company were converted to equity at the rate of $4.00 per share of common stock, or a total of 191,075 shares. The conversion of the Notes to equity satisfied in full total company indebtedness in the amount of $764,300.00. The exchange was made pursuant to Section 4(2) and Regulation D, Section 506.

Item 3. Defaults Upon Senior Securities.

         None.

Item 4. Submission of Matters to a Vote of Security Holders.

         None.

Item 5. Other Information.

         On August 4, 2000, the Company replaced its existing Transfer Agent. The new Transfer Agent approved is Interwest Transfer Co., Inc., 1981 East Murray Holiday Road, Suite 100, Salt Lake City, UT 84117.

Item 6. Exhibits

Exhibit           Description
---------         ----------------------
2.1               Agreement and Plan of Share Exchange(1)

2.2               Stock Purchase Agreement(3)

3.1               Amendments to Articles of Incorporation(2)

3.2               Certificate of Name Change to Incubate This! Inc.

3.3               EID Stock Certificate Representing 1,010,000 shares to Company

10.1              1997 Stock Award Plan(2)

10.2              Incentive Stock Option Plan(2)

10.3              Purchase Agreement dated January 21, 2000, between LP Records and Company.

10.4              Company Letter of Application for Shares.

10.5     *        Advisory Board Agreement between Incubate This! Inc., and Dr. Ron Daisy.

10.6     *        Advisory Board Agreement between Incubate This! Inc., and Roni Greenbaum

10.7     *        Director and Officer Agreement between Incubate This! Inc., and Richard I. Anslow,
                  Esq

10.8     *        Agreement for Consulting Services between Incubate This! Inc., and Darin Ruebel

10.9     *        Agreement between Incubate This! Inc., and William H. Luckman

10.10    *        Retainer Agreement between Incubate This! Inc., and Donald F.  Mintmire

10.11    *        Organitech Investment Agreement

27       *        Financial Date Schedule

-----------------------

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

                               Incubate This! Inc.
                                  (Registrant)



Date: August 17, 2000           By:   /s/ Sharone Perlstein
                                -----------------------------
                                Sharone Perlstein,  President

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date                    Signature                       Title

August 17, 2000
                       By: /s/ Sharone Perlstein
                       ----------------------------    President,  acting CFO,
                          Sharone Perlstein            Treasurer, and Director