Form 10QSB
period 2000-09-30
INCUBATETHIS INC
filed 2000-11-21
CIK 832810

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarter ended:   September 30, 2000
Commission file no.:  000-22151

                               Incubate This! Inc.
          ------------------------------------------------------------
                 (Name of Small Business Issuer in its Charter)


Colorado                                                     93-0969365
--------------------------------                       -----------------------
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                               Identification No.)

265 Sunrise Avenue, Suite 204
Palm Beach, FL 33480                                       33480
-------------------------------                       -----------------
(Address of principal executive offices)                (Zip Code)

Issuer's telephone number:  (561) 832-5696

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

         State the number of shares outstanding of each of the issuer's classes of common equity as of November 17, 2000 is 6,616,102.

Transitional Small Business Disclosure Format (check one);                  X
                                                                  ----    ----

PART I - FINANCIAL INFORMATION

INCUBATE THIS! INC.
Form 10-QSB Quarterly Report
For the Period Ended September 30, 2000

                                                                           Page
Part I - FINANCIAL INFORMATION

Item 1. Financial Statements

         Unaudited Balance Sheet  at September 30, 2000                     F-1
         and December 31, 1999

         Unaudited Statements of Operations for the Nine and Three
         Months Ended September 30, 2000,  and From
         Inception (December 8, 1981) through September 30, 2000            F-3

         Unaudited Statements of Cash Flows for the Nine Months Ended
          September 30, 2000 and 1999, and From
         Inception (December 8, 1981) to September 30, 2000                 F-4

         Statement of Stockholders' Equity (Deficit)                        F-5

         Footnotes to the financial statements                              F-6

Item 2. Management's Discussion and Analysis of Financial
         Condition and Results of Operations

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Item 2. Changes in Securities

Item 3. Defaults Upon Senior Securities

Item 4. Submission of matters to a Vote of Security Holders

Item 5. Other Information

Signatures

                               INCUBATE THIS! INC.
                          (A Development Stage Company)
                                  BALANCE SHEET


     ASSETS

                                                               (AUDITED)          (AUDITED)
                                                           September 30, 2000   December 31, 1999
                                                          --------------------  -----------------
CURRENT ASSETS
            Cash in checking                              $     2,657,631       $           712
            Accrued interest                                            0                   180
            Demand note - Esteem Solutions, Inc.                        0                85,000
                                                          --------------------  -----------------

            TOTAL CURRENT ASSETS                                2,657,631                85,892
                                                          --------------------  -----------------

OTHER ASSETS
          Investment - OrganiTech Ltd.                          1,000,000                     0
             Investment - Europe Investor
                                  Direct.com, Limited                   0                     0
             Investment - LP Records, Inc.                              0                     0
                                                          --------------------  -----------------

             TOTAL OTHER ASSETS                                 1,000,000                     0
                                                          --------------------  -----------------

TOTAL ASSETS                                              $     3,657,631       $        85,892
                                                          ====================  =================

                               INCUBATE THIS! INC.
                          (A Development Stage Company)
                                  BALANCE SHEET


                                  LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                               (AUDITED)          (AUDITED)
                                                           September 30, 2000   December 31, 1999
                                                          --------------------  -----------------
CURRENT LIABILITIES
            Accounts payable                              $       109,351       $           1,350
            Accrued interest                                            0                  25,433
            Demand note - Giuseppe Coniglione                           0                 112,000

            Demand note - Jagerton Research Ltd.                        0                 127,300
                                                          --------------------  -----------------



         TOTAL CURRENT LIABILITIES                                109,351                 266,083
                                                          --------------------  -----------------

STOCKHOLDERS' EQUITY (DEFICIT)

             Preferred Stock, $.10 par value,
         100,000,000 shares authorized
         none issued                                                    0                       0

            Common Stock Class A no par value,
         800,000,000 shares authorized,
         5,241,602 and 11,527 issued
            and outstanding, respectively                        4,784,13                 243,834

         Stock subscription receivable                            (12,000)                      0

         Deficit accumulated during

                development stage                              (1,223,854)               (424,025)
                                                          --------------------  -----------------


         TOTAL STOCKHOLDERS' DEFICIT                            3,548,280                (180,191)
                                                          --------------------  -----------------


TOTAL LIABILITIES AND
    STOCKHOLDERS' EQUITY (DEFICIT)                        $     3,657,631       $          85,892
                                                          ====================  =================


     The accompanying notes are an integral part of the financial statements

                               INCUBATE THIS! INC.
                          (A Development Stage Company)
                             STATEMENTS OF OPERATION

                                      Nine Months Ended         Three Months Ended     For the Period
                                        September 30,              September 30,       December 8, 1981
                                                                                       (Inception) to
                                    2000          1999         2000          1999      Sep. 30, 2000
                                    ----         ------      ----------    ----------  ----------------
REVENUES                            $       0    $       0   $        0    $        0  $         0
                                    ---------    ---------   ----------    ----------  -----------

OPERATING EXPENSES

Consulting Fees                       358,053            0      205,679             0      405,053
Depreciation Expense                        0            0            0             0        1,443
File & transfer fees                        0            0            0             0       14,901
Legal, accounting
   and professional                    88,546        5,805       24,872           150      207,025
Management services                         0            0            0             0      133,000
Office and printing                     4,860          339        4,181             0        9,878
Public relations                            0            0            0             0       14,414
Taxes, Franchise                            0            0            0             0          905
Travel expense                         31,123            0       11,617             0       31,657
Other expense                               0            0            0             0       35,168
                                    ---------    ---------   ----------    ----------  -----------

TOTAL OPERATING
 EXPENSES                             482,582        6,144      246,349           150      853,444
                                    ---------    ---------   ----------    ----------  -----------

NET (LOSS) BEFORE
OTHER INCOME
AND (EXPENSE)                       (482,582)      (6,144)     (246,349)         (150)    (853,444)
                                    ---------    ---------   ----------    ----------  -----------

OTHER INCOME AND (EXPENSES)

Write-off of advances on
   recision of merger                      0            0             0             0     (119,110)
Sale of business plan and asset            0            0             0             0       74,305
Forgiveness of debt                   23,715            0             0             0       37,381
Loss on investment                  (342,500)           0             0             0     (342,500)
Interest income (expense)              1,538      (12,881)            0        (4,294)     (20,486)
                                    ---------    ---------   ----------    ----------  -----------

TOTAL OTHER INCOME
  AND (EXPENSES)                    (317,247)     (12,881)            0        (4,294)    (370,410)
                                    ---------    ---------   ----------    ----------  -----------

NET INCOME
  OR (LOSS)                        $(799,829)    $(19,025)   $ (246,349)   $   (4,444) $(1,223,854)
                                    =========    =========   ==========    ==========  ===========

NET (LOSS) PER
   COMMON SHARE                         (.17)        (.02)
                                       -----        -----

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES                    4,461,493    1,153,027
                                   ---------    ---------

    The accompanying notes are an integral part of the financial statements

                               INCUBATE THIS! INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS

                                               For the Nine Months Ended        For the Period
                                                                                December 8, 1981
                                            Sep. 30, 2000     Sep. 30, 1999     (Inception) to
                                            (Unaudited)        (Unaudited)       Sep. 30, 2000
                                            -------------     -------------     ----------------
CASH FLOWS FROM
OPERATING ACTIVITIES

   Net Income (loss)                        $    (799,829)    $    (19,025)     $    (1,223,854)

Adjustments to reconcile net (loss) to
     net cash used by operating activities:
         Amortization                                  0                 0                  750
         Depreciation                                  0                 0                1,443
         Stock issued for services                20,000                 0              312,225
         Loss on investment                      342,500                 0              342,500

   Change in operating assets and liabilities:
         (Increase) decrease in:
              Current assets                         180                 0                    0
               Increase (decrease) in:
              Current liabilities                 82,568            24,475              109,351
                                            -------------     -------------     ----------------

NET CASH FLOWS FROM
   OPERATING ACTIVITIES                         (354,581)            5,450             (457,585)
                                            -------------     -------------     ----------------

CASH PROVIDED (USED) IN
   INVESTING ACTIVITIES
         Purchases fixed assets                        0                 0               (1,443)
              Purchase of Investments         (1,257,500)                0           (1,257,500)
         Demand note receivable                        0                 0              (85,000)
         Organization costs                            0                 0                 (750)
                                            -------------     -------------     ----------------
NET CASH PROVIDED (USED)
   IN INVESTING ACTIVITIES                    (1,257,500)                0           (1,344,693)
                                            -------------     -------------     ----------------

CASH FLOWS FROM
   FINANCING ACTIVITIES
         Cash received from
            note payable                         525,000                 0              525,000
         Proceeds form issuance of
            common stock                       3,744,000                 0            3,996,344
         Proceeds from issuance of
            class B common stock                       0                 0               10,000
         Deferred offering costs                       0                 0              (71,435)
                                            -------------     -------------     ----------------

NET CASH FLOWS FROM
   FINANCING ACTIVITIES                        4,269,000                 0           4,459,909
                                            -------------     -------------     ----------------

NET INCREASE (DECREASE)
   IN CASH                                     2,653,709             5,450           2,657,631
CASH, BEGINNING OF PERIOD                            712                 0                   0
                                            -------------     -------------     ----------------

CASH, END OF PERIOD                         $  2,657,631      $      5,450      $    2,657,631
                                            =============     =============     ================

    The accompanying notes are an integral part of the financial statements

                               INCUBATE THIS! INC.
                          (A Development Stage Company)
                   STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
            For the Nine Months Ended September 30, 2000 (UNAUDITED)


                                                              DEFICIT           TOTAL
                           NUMBER                             ACCUMULATED       STOCKHOLDERS'
                           OF                                 DURING            EQUITY
                           SHARES           AMOUNT            DEVELOPMENT       (DEFICIT)
                           -----------      -------------     ---------------   ---------------
Balance,
   January 1, 2000             11,527       $    243,834      $    (424,025)    $   (180,191)

Common stock issued
   for cash                 4,000,000            400,000                             400,000

Common stock issued
   for cash                   839,000          3,356,000                           3,356,000

Stock subscription
   receivable                                                                        (12,000)

Stock issued
   for services               200,000             20,000                              20,000

Stock issued to retire
   note payable to officer    131,250            525,000                             525,000

Stock issued to retire
   note payables               59,825            239,300                            239,300

Net loss for the
   Nine Months Ended
   September 30, 2000                                              (799,829)        (799,829)
                           -----------      -------------     ---------------   ---------------

Balance,
   September  30, 2000      5,241,602       $  4,784,134      $  (1,223,829)    $  3,548,280
                           ===========      =============     ===============   ===============


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

NOTE 2 - RELATED PARTY TRANSACTIONS
-----------------------------------

         During the quarter ended June 30, 2000 the Company received funds from the president in the amount of $525,000. The Company agreed to record a note payable in the amount of $525,000 for such funds. During the same quarter, the note was retired by conversion to 131,250 shares at $4.00 per share of the Company's common stock.

         Also during the quarter ended June 30, 2000 the Company retired $239,300 in note payables, mentioned below, by the conversion of these note into 59,825 shares of stock. The interest accrued on these notes was forgiven by the note holders.


NOTE 3 - CAPITALIZATION
-----------------------
         In May of 2000, the Company issued a Private Offering memorandum under Regulation - D 506. The offering is valid for a 180 day period. As of September 30, 2000, the Company has issued 835,000 shares for $3,340,000 in cash and stock subscriptions.


NOTE 4 - INCENTIVE STOCK OPTION PLAN
------------------------------------

     Effective May 3, 2000 the Company registered with the Securities and Exchange Commission 1,000,000 shares of the Company's common stock, no par value, to be sold pursuant to the Company's Consultant/Employee Stock Compensation Plan. None were issued during the quarter dated September 30, 2000.

                              INCUBATE THIS!, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS

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

NOTE 5 - INVESTMENTS
--------------------
         On June 30, 2000, the Company determined its investments in Europe Investor Direct.com, Limited, LP Records, Inc, were worthless and a note receivable with accrued interest from Esteem Solutions, Inc. cannot be recovered. The Company has therefore undertaken a non-cash write-off of these investments.

         On June 20, 2000, the Company entered into an Investment Agreement ("Agreement") with OrganiTech Ltd. ("OrganiTech"), an Israeli private company existing under the laws of Israel, and located in Nesher, Israel. The Company agreed to invest a total of$1,000,000 for 12,460 Series A Preferred Shares of OrganiTech at a price per Preferred Share of $80.25USD, representing a 10% interest on a fully diluted basis. Subsequent to June 30, 2000, the Company completed its responsibility with regard to the Agreement. In addition, OrganiTech is obligated to issue to the Company Preferred Shares Warrants labeled "Warrant A", "Warrant B", "Warrant C", "Warrant D", and "Warrant E". Warrent A remained in effect for a period of 70 days from the date of the Agreement, Warrent B remained in effect for a period of 100 days from the date of the Agreement, Warrant C remains in effect for a period of 130 days from the date of the Agreement, Warrant D remains in effect for a period of 160 days from the date of the Agreement and Warrant E remains in effect 24 months from the date of the Agreement or the occurrence of other specified conditions. Exercise of Warrant A, Warrant B, Warrant C and Warrant D requires the payment of an additional $1,000,000 USD per Warrant (or a maximum of $4,000,000) for which the Company acquires an additional 5% interest in OrganiTech for each Warrant exercised, or a total of an additional 20% if all warrants are timely and effectively exercised. Warrants A and B expired without exercise. In addition, warrant E calls for a payment to OrganiTech of $5,000,000 USD and would entitle the Company to an additional 7.07% interest in OrganiTech. In the event the Company exercises all of the Warrants the interest of the Company in OrganiTech at that time would equal 37.07% after an investment by the Company of a total of $10,000,000 USD.


NOTE 6 - INVESTMENT AGREEMENT PAYABLE
---------------------

         As NOTED IN FOOTNOTE 7, The Company entered into an investment agreement whereby $1,000,000 became due and payable to OrganiTech. The Company has paid $1,000,000 to OrganiTech pursuant to the Agreement.


NOTE 7 - CASH FLOW STATEMENT DISCLOSURE
---------------------

         The Company has not paid in cash amounts for income taxes and interest. The Company also had non- cash write-offs of the investments in Europe Investor Direct.com, Limited, LP Records, Inc, and a note receivable with accrued interest from Esteem Solutions, Inc. The Company also had a non-cash conversion of note payables, as noted in footnote 2, to equity. Interest on these notes was forgiven.

Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations.

Business Objective

      The Company has implemented its new business plan and the current objective of the Company is to operate as a provider of professional advisory and managment services to its investee companies ("portfolio companies")and provide early stage venture capital to private and publicly held companies targeting a wide range of emerging growth opportunities. However, in the event that a recent asset acquisition closes the Company will change its business plan.

Sale of Shares

         Between May 30, 2000, and June 30, 2000, the Company raised and received funds totaling $2,723,000.00, and from July 1, 2000 through August 14, 2000 received an additional $569,000.00, for total funds received of $3,292,000.00. Total subscriptions from 15 foreign investors totaled $3,340,000.00 leaving a balance of $48,000.00 in subscribed funds due the Company. The private placement offers 1,250,000 shares of the common stock of the Company at $4.00 per share, is self underwritten, there were no discounts or commissions offered or paid, and the offering was made pursuant to Section 4(2) and Regulation D, Section 506. Proceeds are for use as working capital including general and administrative expenses.

Asset Acquisitions

         On June 20, 2000, the Company entered into an Investment Agreement ("Agreement") with OrganiTech Ltd. ("OrganiTech"), an Israeli private company existing under the laws of Israel, and located in Nesher, Israel. The Company invested a total of $1,000,000.00 and acquired a total of 12,460 Series A Preferred Shares of OrganiTech at a price per Preferred Share of $80,257, which Preferred shares represent a 10% interest in this company on a fully diluted basis. In addition OrganiTech was obligated to issue to the Company Preferred Shares Warrants labeled "Warrant A", "Warrant B", "Warrant C", "Warrant D", and "Warrant E". Warrant A remained in effect for a period of 70 days from the date of the Agreement but expired on August 29, 2000 unexercised. Warrant B remained in effect for a period of 100 days from the date of the Agreement but expired on September 28, 2000 unexercised. Warrant C remained in effect for a period of 130 days from the date of the Agreement but expired on October 28, 2000. Warrant D remains in effect for a period of 160 days from the date of the Agreement (expires November 27, 2000) and Warrant E remains in effect 24 months from the date of the Agreement or the occurrence of other specified conditions. Exercise of Warrant A, Warrant B, Warrant C and Warrant D required the payment of an additional $1,000,000.00 USD per Warrant (or a maximum of $4,000,000.00) for which the Company would have acquired an additional 5% interest in OrganiTech for each Warrant exercised, or a total of a additional 20% if all Warrants were timely and effectively exercised. In addition, Warrant E calls for a payment to OrganiTech of $5,000,000.00 USD and would entitle the Company to an additional 7.07% interest in OrganiTech. In the event the Company exercised all of the Warrants the interest of the Company in OrganiTech at that time would equal 37.07% after an investment by the Company of a total of $10,000,000.00 USD.

         On October 18, 2000, OrganiTech and the Company entered into a Stock Exchange Agreement providing that OrganiTech shareholders would exchange 100% of their issued and outstanding shares in exchange for no less than 62.5% of the Company's issued and outstanding shares. If closed, the transaction will effect a change of control to OrganiTech shareholders and effectively terminate the June 20, 2000 Investment Agreement. Closing of the transaction is subject to due diligence and other requirements on the part of both parties including approval by the Company's shareholders. Closing is not currently scheduled.

         OrganiTech is an Israeli start-up company, that is entering the last stage of development of a self-contained, automatic growing machine. This machine can automatically seed, transplant and harvest commercial quantities of fresh, clean, insecticide-free and pesticide-free, hydroponic produce on a daily basis. These stackable machine units permit the creation of a hydroponic farm of any size that grows ready-to-eat produce on a very small area in any part of the world without depending on weather or climate conditions. The mission of OrganiTech is to revolutionize the manner in which vegetables are planted, grown or harvested, by developing an effective system that produces high quality, pesticide-free crops requiring minimal space and supervision. Currently OrganiTech has no known direct competitors. There is no other known industrial system commercially available that produces fresh, clean, ready-to-eat, organic and hydroponic vegetables at a consistently reasonable cost.

Plan of Operation

         The Company intends to continuing raising funds from a private offering of its securities under Rule 506 of Regulation D in order to execute its plan of acquisition of OrganiTech. The purchase requires $3,000,000.00 and the Company has on hand $2,600,000.00 There is no assurance however that the registrant will obtain additional equity funding.

         During the third quarter of 2000 the Company's general and administrative expenses were paid through funds raised by the sale of equity. In 1999, the registrant's third quarter general and administrative expenses were funded primarily by advances from Jagerton Research Limited.

Results of Operations

         For the nine months ended September 30, 2000, the Company had a net loss of $799,829 as compared with a net loss of $19,025 for the nine months ended September 30, 1999. The increase in this year's net loss is primarily due to the loss on investments, consulting fees, legal and accounting expenses. The Company did not have any operating income during the quarter ended September 30, 2000, and has not had any operating income since its inception other than from the sale of an asset at a gain of $74,304. For the quarter ended September 30, 2000, the Company recognized a net loss of $246,349 compared to a net loss of $4,444 for the quarter ended September 30, 1999. This increase is primarily due to an increase in consulting fees, legal and accounting expenses. From the date of inception, the Company has experienced a net loss of $1,223,854.

         The Company experienced a cash loss from operating activities for the nine months ended September 2000 of $354,581 as compared to a cash increase of $5,450 for the comparative prior year period. Cash outflow for investing activities were $1,257,500 for the nine months ended September 30, 2000 as compared to no outflows for the prior year's period. Cash inflows from financing activities were $4,269,000 for the nine months ended as compared to no inflows for the prior year's period.

         On June 30, 2000, the Company determined its investments in Europe Investor Direct.com, Limited and LP Records, Inc. were worthless, and a note receivable with accrued interest from Esteem Solutions, Inc. cannot be recovered. The Company has therefore undertaken a non-cash write-off of these investments.


Liquidity and Capital Resources

         On September 30, 2000, the Company had cash resources in the amount of $2,656,919.00 and will rely on such funds and additional cash to be received from the Private Placement to fund the OrganiTech acquisition and administrative expenses. The Company intends to raise additional funds from its private offering of securities under Rule 506 of Regulation D in order to complete the acquisition.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.  None.

Item 2. Changes in Securities.  None.

Item 3. Defaults Upon Senior Securities.  None.

Item 4. Submission of Matters to a Vote of Security Holders.  None.

Item 5. Other Information.

     Mr. Sharone Perlstein acquired 4,000,000 shares of the Company's common stock for $400,00.00 in February 2000. In addition in April 2000 Mr. Perlstein loaned the Company $525,000.00. In June 2000, Mr. Perlstein elected to convert the $525,000.00 note into equity and exchanged his Note for 131,250 shares of common stock. Mr. Perlstein had borrowed the $925,000.00 in February 2000 from three (3) companies based in Switzerland for which he executed promissory notes bearing 8% interest due on September 1, 2000. These companies are Millenium Asset Management Group, Coniglione Consulting Group and C&D Finanz AG. Mr. Perlstein did not pay these Promissory Notes when due and in October 2000 entered into a Note Extension Agreement with each of the parties whereby the due date of the promissory note was extended until September 1, 2003, in exchange for a total of 1,400,000 shares of the common stock held by Mr. Perlstein. In October 2000, Mr. Perlstein gave 25,000 shares of his common stock to two (2) persons.

     Millenium Asset Management Group loaned Mr. Perlstein $462,500.00 in February 2000 for which Mr. Perlstein executed a promissory note bearing interest at 8% due September 1, 2000. In exchange for extending the promissory note until September 1, 2003, Millenium Asset Management Group received 700,000 of Mr. Perlstein's shares of Common Stock. In addition, on September 25, 1998 Ameristar Group, Inc. loaned the Company $127,500. In December 1998, Jagerton Research Limited paid Ameristar Group, Inc. on this note and succeeded to the debt. This Note was assigned to Millenium Asset Management Group. In June 2000, Millenium Asset Management Group elected to convert the loan made to the Company into equity and exchanged their note for 31,825 shares of Common Stock.

     Coniglione Consulting Group loaned Mr. Perlstein $132,275.00 in February 2000 for which Mr. Perlstein executed a promissory note bearing interest at 8% due September 1, 2000. In exchange for extending the promissory note until September 1, 2003, Coniglione Consulting Group received 200,000 of Mr. Perlstein's shares of Common Stock. In addition, in March and December 1999, Giuseppe Coniglione, the owner of Coniglione Consulting Group loaned the Company $12,000.00 and $100,000.00 respectively. From December 1998 to May 1999, Mr. Coniglione was the President of the Company. In June 2000, Coniglione Consulting Group elected to convert the loan made to the Company into equity and exchanged its note for 28,000 shares of Common Stock. Further, in July 2000 Coniglione
Consulting Group purchased 90,000 shares of Common Stock at $4.00 per share under the Company's Rule 506 Private Placement commenced in May 2000.

     C&D Finanz AG loaned Mr. Perlstein $330,225.00 in February 2000 for which Mr. Perlstein executed a promissory note bearing interest at 8% due September 1, 2000. In exchange for extending the promissory note until September 1, 2003, C&D Finanz AG was to receive 500,000 of Mr. Perlstein's shares of Common Stock however C&D Finanz AG directed that 160,000 of such shares be distributed directly to the beneficiaries for whom they acted.

     Pursuant to an agreement dated May 2000, the Company engaged Mr. William Luckman to assist in it establish an Internet incubator, to introduce the Company to potential acquisition candidates and to assist the Company in obtaining financing and providing general business consulting services. Further, Mr. Luckman agreed to establish and maintain an office for the Company in Florida. Mr. Luckman agreed to undertake the engagement at the rate of $250.00 per hour and to accept an initial retainer of 200,000 shares of the Company's Common Stock from the Form S-8 registration filed in May 2000. Further, Mr. Luckman agreed to take future compensation in the form of shares as well. In October 2000, the Company issued Mr. Luckman 400,000 shares of restricted Common Stock in exchange for compensation due at that time.

Item 6. Exhibits

Exhibit           Description
---------         ----------------------
2.1               Agreement and Plan of Share Exchange(1).

2.2               Stock Purchase Agreement(3).

3.1               Amendments to Articles of Incorporation(2).

3.2               Certificate of Name Change to Incubate This! Inc.

3.3               EID Stock Certificate Representing 1,010,000 shares to Company.

10.1              1997 Stock Award Plan(2).

10.2              Incentive Stock Option Plan(2).

10.3              Purchase Agreement dated January 21, 2000, between LP Records and Company (4).

10.4              Company Letter of Application for Shares (4).

10.5              Advisory Board Agreement between Incubate This! Inc., and Dr. Ron Daisy (5).

10.6              Advisory Board Agreement between Incubate This! Inc., and Roni Greenbaum (5).

10.7              Director and Officer Agreement between Incubate This! Inc., and Richard I. Anslow,
                  Esq. (5).

10.8              Agreement for Consulting Services between Incubate This! Inc., and Darin Ruebel
                  (5).

10.9              Agreement between Incubate This! Inc., and William H. Luckman (5).

10.10             Retainer Agreement between Incubate This! Inc., and Donald F.  Mintmire (5).

10.11             Organitech Investment Agreement

10.12    *        Private Placement Memorandum for Rule 506 commenced May 2000.

10.13    *        OrganiTech Ltd. Stock Exchange Agreement

27       *        Financial Date Schedule
-----------------


(1)      Filed with the Commission on February 19, 1997 on Form 8K.
(2) Filed with the Company's Registration Statement on Form S-8 on February 21, 1997, Registration Number 333-22203.
(3)      Filed with the Commission on November 2, 1999 on Form 8K.
(4)      Filed with Form 10QSB for the quarter ended March 31, 2000.
(5)      Filed with Form 10QSB for the quarter ended June 30,2000.

(* Filed Herewith)

                                   SIGNATURES
                             -----------------------

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

                                  Incubate This ! Inc.
                                  (Registrant)



Date: November 20, 2000           By:   /s/ Sharone Perlstein
                                  -----------------------------
                                   Sharone Perlstein, President

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date                       Signature                   Title

November 20, 2000
                       By: /s/ Sharone Perlstein
                           -----------------------     President,  acting CFO,
                           Sharone Perlstein           Treasurer, and Director