Form 10QSB/A
period 2000-09-30
INCUBATETHIS INC
filed 2000-11-22
CIK 832810

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                               Amendment No. 1 to
                                   Form 10-QSB

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

         State the number of shares outstanding of each of the issuer's classes of common equity as of September 30, 2000 is 5,341,602.

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
                                                          ====================  =================

                               INCUBATE THIS! INC.
                          (A Development Stage Company)
                                  BALANCE SHEET


                                  LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                               (AUDITED)          (AUDITED)
                                                           September 30, 2000   December 31, 1999
                                                          --------------------  -----------------
CURRENT LIABILITIES
            Accounts payable                              $       109,351       $           1,350
            Accrued interest                                            0                  25,433
            Demand note - Giuseppe Coniglione                           0                 112,000

            Demand note - Jagerton Research Ltd.                        0                 127,300
                                                          --------------------  -----------------



         TOTAL CURRENT LIABILITIES                                109,351                 266,083
                                                          --------------------  -----------------

STOCKHOLDERS' EQUITY (DEFICIT)

             Preferred Stock, $.10 par value,
         100,000,000 shares authorized
         none issued                                                    0                       0

            Common Stock Class A no par value,
         800,000,000 shares authorized,
         5,241,602 and 11,527 issued
            and outstanding, respectively                        4,794,13                 243,834

         Stock subscription receivable                            (12,000)                      0

         Deficit accumulated during

                development stage                              (1,233,854)               (424,025)
                                                          --------------------  -----------------


         TOTAL STOCKHOLDERS' DEFICIT                            3,548,280                (180,191)
                                                          --------------------  -----------------


TOTAL LIABILITIES AND
    STOCKHOLDERS' EQUITY (DEFICIT)                        $     3,657,631       $          85,892
                                                          ====================  =================


     The accompanying notes are an integral part of the financial statements

                               INCUBATE THIS! INC.
                          (A Development Stage Company)
                             STATEMENTS OF OPERATION

                                      Nine Months Ended         Three Months Ended     For the Period
                                        September 30,              September 30,       December 8, 1981
                                                                                       (Inception) to
                                    2000          1999         2000          1999      Sep. 30, 2000
                                    ----         ------      ----------    ----------  ----------------
REVENUES                            $       0    $       0   $        0    $        0  $         0
                                    ---------    ---------   ----------    ----------  -----------

OPERATING EXPENSES

Consulting Fees                       368,053            0      215,679             0      415,053
Depreciation Expense                        0            0            0             0        1,443
File & transfer fees                        0            0            0             0       14,901
Legal, accounting
   and professional                    88,546        5,805       24,872           150      207,025
Management services                         0            0            0             0      133,000
Office and printing                     4,860          339        4,181             0        9,878
Public relations                            0            0            0             0       14,414
Taxes, Franchise                            0            0            0             0          905
Travel expense                         31,123            0       11,617             0       31,657
Other expense                               0            0            0             0       35,168
                                    ---------    ---------   ----------    ----------  -----------

TOTAL OPERATING
 EXPENSES                             492,582        6,144      256,349           150      863,444
                                    ---------    ---------   ----------    ----------  -----------

NET (LOSS) BEFORE
OTHER INCOME
AND (EXPENSE)                       (492,582)      (6,144)     (256,349)         (150)    (863,444)
                                    ---------    ---------   ----------    ----------  -----------

OTHER INCOME AND (EXPENSES)

Write-off of advances on
   recision of merger                      0            0             0             0     (119,110)
Sale of business plan and asset            0            0             0             0       74,305
Forgiveness of debt                   23,715            0             0             0       37,381
Loss on investment                  (342,500)           0             0             0     (342,500)
Interest income (expense)              1,538      (12,881)            0        (4,294)     (20,486)
                                    ---------    ---------   ----------    ----------  -----------

TOTAL OTHER INCOME
  AND (EXPENSES)                    (317,247)     (12,881)            0        (4,294)    (370,410)
                                    ---------    ---------   ----------    ----------  -----------

NET INCOME
  OR (LOSS)                        $(809,829)    $(19,025)   $ (256,349)   $   (4,444) $(1,233,854)
                                    =========    =========   ==========    ==========  ===========

NET (LOSS) PER
   COMMON SHARE                         (.18)        (.02)
                                       -----        -----

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES                    4,461,493    1,153,027
                                   ---------    ---------

    The accompanying notes are an integral part of the financial statements

                               INCUBATE THIS! INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS

                                               For the Nine Months Ended        For the Period
                                                                                December 8, 1981
                                            Sep. 30, 2000     Sep. 30, 1999     (Inception) to
                                            (Unaudited)        (Unaudited)       Sep. 30, 2000
                                            -------------     -------------     ----------------
CASH FLOWS FROM
OPERATING ACTIVITIES

   Net Income (loss)                        $    (809,829)    $    (19,025)     $    (1,233,854)

Adjustments to reconcile net (loss) to
     net cash used by operating activities:
         Amortization                                  0                 0                  750
         Depreciation                                  0                 0                1,443
         Stock issued for services                30,000                 0              322,225
         Loss on investment                      342,500                 0              342,500

   Change in operating assets and liabilities:
         (Increase) decrease in:
              Current assets                         180                 0                    0
               Increase (decrease) in:
              Current liabilities                 82,568            24,475              109,351
                                            -------------     -------------     ----------------

NET CASH FLOWS FROM
   OPERATING ACTIVITIES                         (354,581)            5,450             (457,585)
                                            -------------     -------------     ----------------

CASH PROVIDED (USED) IN
   INVESTING ACTIVITIES
         Purchases fixed assets                        0                 0               (1,443)
              Purchase of Investments         (1,257,500)                0           (1,257,500)
         Demand note receivable                        0                 0              (85,000)
         Organization costs                            0                 0                 (750)
                                            -------------     -------------     ----------------
NET CASH PROVIDED (USED)
   IN INVESTING ACTIVITIES                    (1,257,500)                0           (1,344,693)
                                            -------------     -------------     ----------------

CASH FLOWS FROM
   FINANCING ACTIVITIES
         Cash received from
            note payable                         525,000                 0              525,000
         Proceeds form issuance of
            common stock                       3,744,000                 0            3,996,344
         Proceeds from issuance of
            class B common stock                       0                 0               10,000
         Deferred offering costs                       0                 0              (71,435)
                                            -------------     -------------     ----------------

NET CASH FLOWS FROM
   FINANCING ACTIVITIES                        4,269,000                 0           4,459,909
                                            -------------     -------------     ----------------

NET INCREASE (DECREASE)
   IN CASH                                     2,653,709             5,450           2,657,631
CASH, BEGINNING OF PERIOD                            712                 0                   0
                                            -------------     -------------     ----------------

CASH, END OF PERIOD                         $  2,657,631      $      5,450      $    2,657,631
                                            =============     =============     ================

    The accompanying notes are an integral part of the financial statements

                               INCUBATE THIS! INC.
                          (A Development Stage Company)
                   STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
            For the Nine Months Ended September 30, 2000 (UNAUDITED)


                                                              DEFICIT           TOTAL
                           NUMBER                             ACCUMULATED       STOCKHOLDERS'
                           OF                                 DURING            EQUITY
                           SHARES           AMOUNT            DEVELOPMENT       (DEFICIT)
                           -----------      -------------     ---------------   ---------------
Balance,
   January 1, 2000             11,527       $    243,834      $    (424,025)    $   (180,191)

Common stock issued
   for cash                 4,000,000            400,000                             400,000

Common stock issued
   for cash                   839,000          3,356,000                           3,356,000

Stock subscription
   receivable                                                                        (12,000)

Stock issued
   for services               300,000             30,000                              20,000

Stock issued to retire
   note payable to officer    131,250            525,000                             525,000

Stock issued to retire
   note payables               59,825            239,300                            239,300

Net loss for the
   Nine Months Ended
   September 30, 2000                                              (799,829)        (799,829)
                           -----------      -------------     ---------------   ---------------

Balance,
   September  30, 2000      5,241,602       $  4,784,134      $  (1,223,829)    $  3,548,280
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

10.5              Advisory Board Agreement between Incubate This! Inc., and Dr. Ron Daisy (5).

10.6              Advisory Board Agreement between Incubate This! Inc., and Roni Greenbaum (5).

10.7              Director and Officer Agreement between Incubate This! Inc., and Richard I. Anslow,
                  Esq. (5).

10.8              Agreement for Consulting Services between Incubate This! Inc., and Darin Ruebel
                  (5).

10.9              Agreement between Incubate This! Inc., and William H. Luckman (5).

10.10             Retainer Agreement between Incubate This! Inc., and Donald F.  Mintmire (5).

10.11             Organitech Investment Agreement

10.12             Private Placement Memorandum for Rule 506 commenced May 2000.  (6)

10.13             OrganiTech Ltd. Stock Exchange Agreement (6)

27       *        Financial Date Schedule
----------------------


(1)      Filed with the Commission on February 19, 1997 on Form 8K.
(2) Filed with the Company's Registration Statement on Form S-8 on February 21, 1997, Registration Number 333-22203.
(3)      Filed with the Commission on November 2, 1999 on Form 8K.
(4)      Filed with Form 10QSB for the quarter ended March 31, 2000.

(5)      Filed with Form 10QSB for the quarter ended June 30,2000.
(6)      Filed with Form 10QSB for the quarter ended September 30, 2000

(* Filed Herewith)

                                                    SIGNATURES
                                              -----------------------

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

                                            Incubate This ! Inc.
                                  (Registrant)



Date: November 22, 2000                     By:   /s/ Sharone Perlstein
                                            -----------------------------
                                            Sharone Perlstein,  President

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date                     Signature                       Title

November 22, 2000
                        By: /s/ Sharone Perlstein
                        ---------------------------      President,  acting CFO,
                        Sharone Perlstein                Treasurer, and Director