Form 10KSB
period 2000-12-31
INCUBATETHIS INC
filed 2001-04-16
CIK 832810

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB

                Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934
                                   (Mark One)
                [X] Annual report pursuant to section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                   For the fiscal year ended December 31, 2000

             [ ] Transition report under section 13 or 15(d) of the
           Securities Exchange Act of 1934 For the transition period
                   from ___________________ to ______________

                        Commission File Number 000-22151

                              ORGANITECH USA, INC.
                 (Name of small business issuer in its charter)

          Delaware                                        93-0969365
(State or other jurisdiction of                (IRS Employer Identification No.)
 incorporation or organization)

               Technion Science Park, Nesher, Israel 36601, Israel
                    (Address of principal executive offices)

                                 972-4-830-8320
                           (Issuer's telephone number)

    Securities registered pursuant to Section 12(b) of the Exchange Act: None

                Securities registered under Section 12(g) of the
                                 Exchange Act:

                         Common Stock, $0.001 par value
                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-KSB or any amendment to this Form 10-KSB. [ ]

         The issuer's revenue for its most recent fiscal year was: $0.00

The aggregate market value of the registrant's common stock held by non affiliates of the registrant based upon the average bid and ask prices of the registrant's shares of common stock on April 12, 2001 was $21,330,000. The shares of the registrant's common stock are infrequently traded.


      As of April 6, 2001, the issuer had 11,100,000 shares of its common stock outstanding.

              Transitional Small Business Format: Yes [ ] No [ X ]
                    Documents incorporated by reference: None

PART I

Item 1.  DESCRIPTION OF BUSINESS

General

         OrganiTECH USA, Inc. (the "Company" or the "registrant") was organized as a Colorado corporation on December 8, 1981 under the name Triangle, Inc. Since its formation, the Company has undergone numerous transitions and changes in its development and business strategies, as outlined below under the section entitled "Corporate History."

         The Company is presently and primarily engaged through its wholly owned subsidiary, Organitech Ltd., a company organized under the laws of Israel ("Organitech"), in the development of technologies, platforms, and applied engineering solutions that cost effectively and completely automate the method by which many foods, plants, and extracts are cultivated. Since its formation, Organitech has been developing its first proprietary solution, the GrowTECH 2000(TM), which is a low input-high output, self-contained, portable, robotic, sustainable agricultural platform designed to automatically seed, transplant and harvest commercial quantities of hydroponic, pesticide free, green leaf vegetables.

Corporate History

         The Company was organized as a Colorado corporation on December 8, 1981, under the name Triangle, Inc., for the purpose of evaluating, structuring and completing a merger with, or acquisition of, prospects consisting of private companies, partnerships or sole proprietorships. In March of 1988, the Company amended and restated its certificate of incorporation to authorize 800,000,000 shares of no par value common stock (the "Common Stock") and 100,000,000 shares of $0.10 par value preferred stock. In 1989, the registrant closed a public offering of 20,316 units of capital stock for gross proceeds of $203,160; each unit contained 1,000 shares of Common Stock and 1,000 Class A and 1,000 Class B warrants to purchase Common Stock. The warrants subsequently expired, unexercised, in 1991. The registrant was funded as a "blank check" company.

         By December 31, 1991 the registrant had spent most of the proceeds of the public offering on general and administrative expenses, and in an unsuccessful merger transaction with Enterprise Car Rental, Ltd., a British Columbia corporation.

         During fiscal years 1992 through 1995, the registrant's general and administrative expenses were funded with proceeds of the purchase of restricted shares of Common Stock by the principal shareholders of the registrant. During these years, the registrant was inactive except for its continued unsuccessful search for business opportunities.

         On November 29, 1996, the registrant signed a letter of intent for the acquisition by the registrant of PetCare, Inc. ("PetCare"), a Delaware corporation organized in November 1996.

         From 1989 through February, 1997 the registrant filed periodic reports with the Securities and Exchange Commission (the "Commission"), on a voluntary basis, pursuant to Section 15(d) of the Securities Exchange Act of 1934 ("Exchange Act"). Effective February 14, 1997, the registrant's Common Stock was registered with the Commission, pursuant to Section 12(g) of the Exchange Act.

         On February 10, 1997, the Company acquired all of the outstanding shares of common stock of PetCare in exchange for 3,000,000 restricted shares of Common Stock of the Company issued to the Petcare shareholders under the terms of an Exchange Agreement (the "Exchange Agreement"). In addition, the following occurred in connection with the closing of the Exchange Agreement: the three directors of the registrant as of February 7, 1997 elected the directors of PetCare to the board of directors of the registrant in their place, and then resigned; the name of the registrant was changed to PetHealth Systems, Inc.; and, effective as of February 24, 1997, the outstanding shares of Common Stock of the registrant were subjected to a 1 for 200 reverse stock split.

         PetCare had intended to acquire and generate a series of operating companion pet veterinarian hospitals; however, the registrant was unable to raise the capital required to implement the PetCare business plan subsequent to the consummation of the Exchange Agreement. Therefore, the Exchange Agreement was canceled as of July 14, 1997.

         Upon cancellation of the Exchange Agreement, the following events occurred:

         (a) 2,700,000 of the 3,000,000 shares of Common Stock issued under the Exchange Agreement were returned to the registrant for cancellation. No consideration was provided by the registrant, or any third party, in connection with the return of the shares. The remaining 300,000 shares of Common Stock, which had been issued to minority shareholders of PetCare for services provided to PetCare prior to its acquisition by the registrant, were not returned to the registrant for cancellation.

         (b) As of July 18, 1997, the following persons were elected as officers and directors of the Company: Robert Gordon, Director, President, Chief Executive Officer and Chief Financial Officer; Chip Kurzenhauser, Director; Bryan Skelton, Director; and Gera Laun, Secretary.

         (c) The registrant determined not to pursue the PetCare business plan. No veterinarian hospitals have been acquired and there are no contracts for such acquisitions. By a separate letter agreement entered into in October of 1997, between the registrant and two of the original founders of PetCare, the registrant assigned all of its rights to the PetCare business plan to Healthy Pet, Inc. The registrant also agreed not to compete with Healthy Pet. Healthy Pet is not affiliated with the registrant or any affiliate of the registrant.

         On September 25, 1998, the registrant, Martin I. Saposnick, a former director of the registrant and the representative of a majority of the registrant's then issued and outstanding shares of Common Stock, and Jagerton Research Limited ("Jagerton"), entered into a Stock Purchase Agreement (the "Stock Purchase Agreement") whereby the parties agreed to sell 730,000 shares of the registrant's issued and outstanding Common Stock to Jagerton for a purchase price of $225,000. The transaction closed on December 14, 1998 upon full payment of the purchase price and the resignation of the registrant's directors and officers. Subsequent to the closing of the transaction, Richard I. Anslow, legal counsel for the registrant, acted as agent for the registrant.

         In May 1999, Richard I. Anslow, legal counsel and agent for the registrant, was appointed President, Secretary and sole director of the registrant.

         In October 1999, 672,500 shares of the registrant's Common Stock were transferred to Jagerton in accordance with the provisions of the Stock Purchase Agreement. Also, in October 1999, the registrant authorized and undertook a 1 for 100 reverse split of its shares of Common Stock.

         In February of 2000, the Company undertook a Regulation-D, Rule 506 private placement offering (the "February 2000 Private Placement"). Sharone Perlstein ("Perlstein"), a private investor, purchased 4,000,000 shares of the Company's Common Stock under the terms of the February 2000 Private Placement for an aggregate purchase price of $400,000. Subsequently, Perlstein became the Company's President and sole director.

         On March 1, 2000, the Company changed its name to Incubate This!, Inc.

         In May 2000, the Board of Directors approved another Regulation-D, Rule 506 offering of up to 1,250,000 shares of the Company's Common Stock at a purchase price of $4.00 per share (the "May 2000 Private Placement"). The Company has raised $3,344,000 in cash (with an additional $12,000 in subscriptions outstanding) under the May 2000 Private Placement.

         On May 3, 2000 the Company registered with the Commission, on Form S-8, 1,000,000 shares of the Company's Common Stock, to be issued pursuant to the Company's Consultant & Employee Stock Compensation Plan. As of April 9, 2001, no options have been granted pursuant to this Plan.

         In May 2000, the Company entered into consulting agreements with six individuals under which it agreed to issue a total of 476,500 shares to these individuals for various services performed. In addition Mr. Roni Greenbaum, became a director and the Secretary of the Company.

         On June 20, 2000, the Company entered into an Investment Agreement (the "Investment Agreement") with Organitech, which is located in Nesher, Israel. The Company agreed to invest a total of $1,000,000 for 12,460 shares of preferred stock of Organitech at a price of $80.25 per preferred share. Under the terms of the Investment Agreement, the Company was given options to purchase additional shares at specified prices, within specified time periods.

         During the quarter ended June 30, 2000, the Company received funds from Perlstein in the amount of $525,000. The Company recorded a note payable in the amount of $525,000 for these funds. During the same quarter, the note was converted by the Company into 131,250 shares of the Company's Common Stock at an equivalent price of $4.00 per share. Also during this quarter, the Company retired $239,300 in notes payable to certain other note holders by converting those obligations into 59,825 shares of Common Stock. The interest accrued on these notes payable was forgiven by the note holders.

         On October 18, 2000, pending shareholder approval, the Company entered into a Share Exchange Agreement with Organitech (the "Share Exchange Agreement"), whereby Organitech shareholders would exchange 100% of the issued and outstanding shares of Organitech's capital stock in exchange for no less than 62.5% of the Company's issued and outstanding shares of Common Stock.

         On January 16, 2001, the Company changed its state of incorporation from Colorado to Delaware. This change in its state of incorporation was approved by a vote of the requisite number of holders of the Company's outstanding shares of common stock at a special meeting of shareholders held on January 5, 2001 at the offices of the Company (the "Special Meeting").

         At the end of January 2001, following shareholder approval for the transaction at the Special Meeting, the Company consummated the Share Exchange Agreement with Organitech. The Company issued 7.5 million shares of Common Stock to Organitech shareholders in exchange, and as consideration, for all of the outstanding shares of capital stock of Organitech not owned by the Company. No cash was exchanged in the transaction. As a result of the Share Exchange Agreement, Organitech is now a wholly-owned subsidiary of the Company and Organitech's selling shareholders own approximately 67.57 percent of the Company's Common Stock. Also, in accordance with the terms of the Share Exchange Agreement, the Company elected new officers and directors.

         On February 11, 2001, the Company transferred $500,000 as a temporary loan to Organitech. All terms with regard to the loan shall be agreed upon in the future.

         In March 2001, the Company changed its name from Incubate This!, Inc. to OrganiTECH, USA, Inc. to more accurately reflect the Company's new focus on its agricultural applied engineering initiatives.

Agricultural Equipment Industry Overview

         The agricultural equipment industry is one of the worlds oldest and most competitive industries. From the early 20th century to the 1960's, the mechanization of the farm through the introduction of the tractor caused the agricultural equipment industry to explode worldwide in terms of revenues and product sophistication. According to United States Department of Agriculture
(USDA), the percentage of U.S. farms using wheel tractors has risen from 4% in 1920 to 89% by 1997. U.S. farmers alone spent $8.9 billion, 4.8% of all agricultural production expenditures, on tractors and other farm machinery during 1999, according to the USDA.

         During the second half of the century, use of machinery leveled off and the industry shifted toward the use of biological and chemical products. Since 1950, large-scale use of fossil fuel driven equipment, pesticides, herbicides, fertilizers, and biotechnology have allowed producers to more than double world food production, thus feeding an estimated 6 billion people today. The productivity gains of the last century have been largely attributable to the development and adoption of new machinery, biotechnology, and chemical advances.

         By 2030, the world's population is projected to reach an estimated 8 billion people - 2 billion more than today. Additionally, during the next 50 years, worldwide demand for grain is expected to triple as the amount of arable land decreases by one half, according to scientists. Advances in technology are expected to continue to assist producers in increasing their overall productivity in the twenty-first century. Today, many of the largest agricultural equipment providers have begun to offer new precision farming technologies such as yield mapping systems, that reduce inputs and raise field productivity.

         The practice of reducing inputs while raising output is a growing trend referred to as "sustainable agriculture." An estimated 30-80 percent of applied nitrogen and pesticides are already lost to the environment. According to many industry experts, one of the most critical elements for agricultural equipment innovations is that they be guided by ecological considerations that not only increase world food production, but also preserve our non-renewable resources and reduce chemical usage. Water scarcity, global warming, ecological implications from fertilizers, and increased reliance on pesticides compound the need for new innovations that balance the needs of the natural world with the insatiable demands of the human world. Sustainable agricultural technologies, those that reduce input costs, increase yield, and are more earth friendly, are expected to drive the frontline of growth in the agriculture equipment industry.

Venture Capital Industry Overview

         The venture capital industry in the United States is extremely advanced, and has for more than a century served as the energy to fuel America's engine of innovation. Today, there are thousands of venture capital firms in the United States and in Europe, particularly Germany and the United Kingdom. Over the last decade, the venture capital market in Israel has experienced strong growth due to the country's successful initiatives to nurture the development of new technologies. Whereas there were only a few venture capital firms operated in Israel at the onset of the 1990s, there are now more than 110 active funds involved in the Israeli market. According to the latest statistics, Israel is home to an estimated 2500 start-ups, the majority of them high technology, and the country has averaged 800 new start-ups per year over the last several years. The yearly growth in start-ups is greater than in Europe, and second only to the United States.

Competition

         The Company competed directly against traditional venture capital and private equity firms and public and private companies with venture funds that provide some combination of the same or similar services that the Company provided. Many of these competitors have longer operating histories, larger installed client bases, greater name recognition, more experience and significantly greater financial, technical, marketing and other resources than the Company does.

         Due to the successful consummation of the Share Exchange Agreement in early January 2001, the Company and its subsidiary, Organitech, now compete in the agricultural equipment industry, a highly competitive industry. Organitech's technologies are expected to be subject to intense competition from other agricultural equipment and technology providers, many of whom have substantially longer operating histories, large installed client bases, greater name recognition, more experience and significantly greater financial, technical, marketing and other resources than the Company. Management of both the Company and Organitech believe that factors of productivity, reliability, price, and other unique performance characteristics of its technologies will be the principal competitive factors expected to affect future sales of the Company's agricultural equipment technology solutions.

Government Regulation

         Investment Company Act of 1940 - The Company is not currently required to register under the Investment Company Act. Generally, a company must register under the Investment Company Act and comply with significant restrictions on operations and transactions if: (1) its investment securities exceed 40% of its total assets, or (2) it holds itself out as being "primarily engaged" in the business of investing, owning or holding securities. At this time, less than 40% of the Company's total assets are investment securities. If, in the future, the Company's investment securities exceed 40% of our total assets, the Company believes that it will not be required to register under the Investment Company Act because it is "primarily engaged" in a non-investment company business through a wholly-owned subsidiary and that the Company does not otherwise meet the requirements for registering under the Investment Company Act. If the Company is deemed to be, and required to register as, an investment company, the Company will be forced to comply with the numerous and burdensome substantive requirements of the Investment Company Act, including: (a) limitations on our ability to borrow; (b) limitations on capital structure; (c) restrictions on acquisition of equity interests in partner companies; (d) prohibitions on transactions with affiliates; (e) restrictions on specific investments; and (f) compliance with reporting, record keeping, voting, proxy disclosure and other rules and regulations. If the Company was forced to comply with the rules and regulations of the Investment Company Act, the Company's operations would significantly change, and the Company's business, financial condition and operating results would be materially and adversely affected.

Business Strategy

         The Share Exchange Agreement consummated with Organitech in January 2001 represents a significant transition for the Company's business strategy from an early-stage venture capital and services firm to an applied engineering solutions company. The Company intends to focus the majority of its financial resources over the next year on Organitech, which is endeavoring to complete development of its GrowTECH 2000(TM) product. In the opinion of management, this strategy offers a higher level of growth potential and opportunity than the continued execution of the Company's incubator business model. The Company seeks long-term growth in the value of its assets and expects no current income from its business activities, including its investment in its wholly owned subsidiary, Organitech.

         Founded in July 1999 and based in Haifa, Israel, Organitech is developing and has filed for 56 patent claims on several advanced technologies that involve the automation of the cultivation process of plants and vegetables inside an environmentally controlled 40-foot metal container. Representing the Company's first proprietary platform solution, the GrowTECH 2000(TM) utilizes advanced hydroponic systems, growth lighting systems, environmental control systems, revolutionary robotics, and computer technologies including proprietary farming software, to fully automate the entire cultivation process: Seeding - Germination - Growing - Harvesting. Additionally, the platform utilizes a real-time, closed loop, servo control system that is managed by a local area network architecture consisting of ten microprocessors per machine, thus allowing for the management of one or multiple field units.

         The GrowTECH 2000(TM) is engineered to mitigate and/or eliminate costly labor, hazardous pesticides, arable land, expensive farming equipment, negative climate conditions, distribution inefficiencies, quality concerns, and low productivity levels. Additionally, the GrowTECH 2000(TM) is designed to deliver optimal growth conditions and scales of productivity many times greater than conventional equipment platforms for agricultural applications. Recent testing performed by Organitech in the production of specific lettuce types has shown a single GrowTECH platform with the capability to produce up to several hundred heads of lettuce per day when operating at complete efficiency. Due to the use of twenty four-hour growth lighting and the incorporation of precision environmental control techniques, the GrowTECH 2000(TM) has shown the ability to accelerate the growth cycle of plants to levels exceeding those produced by traditional "in the field" processes. Furthermore, due to the stackable nature of the platform, high levels of space efficiency are achievable. In August 2000, the GrowTECH 2000(TM) received kosher approval by an Israeli institution.

         Since its formation, Organitech has operated as a Technion Entrepreneur Incubator Company (TEIC). As of March 2001, Organitech had a staff of approximately 25 highly skilled employees, including 5 part-time employees, some of whom are working on research and development projects beyond the GrowTECH 2000(TM).

Research and Development

         During fiscal year 2000, the Company focused most of its research and development activities on identifying potential acquisitions and investment opportunities. Due to the acquisition of Organitech, the Company plans to shift all of its research and development activities to Organitech and its development of the GrowTECH 2000(TM). By virtue of their design, the Company and Organitech believe the technologies incorporated in the GrowTECH 2000(TM) are potentially extendable to the development of a number of other potential applications. These include: cultivation of pharmaceutical plants, herbs, spices, fruits, and flowers; seedling and transplant propagation; and assisting biotechnology companies in such fields as molecular farming, transgenic engineering, nutraceutical cultivation, and phytoremediation applications.

         The Company believes it will devote most of its current resources to the continued research and development activities of Organitech with the mutual objective of producing a commercially viable cultivation platform.

         The main goals of the Company and Organitech in research and development efforts are to:

         (i)      develop a commercially viable cultivation platform,

         (ii) develop new platforms by migration of its technologies to new applications,

         (iii) improve the operational characteristics of the GrowTECH 2000(TM), and

         (iv)     research new potential markets and opportunities.

Patents, Licenses and Proprietary Information

         The Company had neither been issued nor filed for any patents, claims, and other protections during the year ended December 31, 2000. Due to the relatively inactive status of the Company's business, other than capital formation and investment activities during 2000, there was no proprietary information generated or products developed. Additionally, during the past two fiscal years, there have been no licenses or royalty agreements established by the Company.

Employees

         During the year ending December 31, 2000, the Company had one employee, the President and CEO of the Company. As of the date of this Report, the Company employs 25 people, all of whom work at its wholly owned subsidiary, Organitech. Management believes that it has an adequate number of employees to support its current operations. The Company intends to hire additional employees as required, upon potential commercialization of its products.

Seasonality

         The Company and Organitech are uncertain as to the impact seasonal factors might present on potential future sales of their products.

Marketing & Distribution

         During the year ending December 31, 2000, the Company had no products to market or distribute. In addition, the Company did not market its advisory services due to the interrupted development of a previously planned incubator facility. The development of this facility was terminated with the Company's change in business strategy as a result of the consummation of the Share Exchange Agreement with Organitech.

         All of Organitech's products are still under development, therefore the subsidiary had no products or services to market during the year 2000.

Additional Risk Factors Related to the Company's Current Business

         The Company markets its products primarily to international markets outside of Israel. In addition to the uncertainty regarding the Company's ability to generate revenues from foreign operations and expand its international presence, the Company is subject to certain risks inherent in international business activities such as trade restrictions, currency restrictions, regulatory requirements, legal uncertainties, political and economic instability and difficulties in managing international operations, all of which could materially adversely affect the Company's business, financial condition and results of operations.

         The Company has limited marketing capabilities and resources. Achieving market penetration will require significant efforts and expenditures by the Company to create awareness of and demand for the Company's technology and products. The Company's ability to penetrate the market and build its customer base will be substantially dependent on its marketing efforts, including its ability to establish an effective internal sales organization and establish marketing arrangements with strategic partners. The failure by the Company to successfully develop its marketing capabilities, both internally and through third-party alliances, could have a material adverse effect on the Company's business, operating results and financial condition. Further, there can be no assurance that, if developed, such marketing capabilities will lead to sales of the Company's technologies and products.

         Organitech has received from the Office of the Chief Scientist of the Israeli Ministry of Industry & Trade (the "OCS") certain research and development grants. As a condition to its participation in the funding program of the OCS, Organitech may not transfer the technologies developed using such funds out of Israel without the consent of the OCS. Organitech is also restricted from manufacturing its products outside of Israel, without OCS consent. Moreover, OCS grant programs as currently in effect require Organitech to comply with various conditions in order for Organitech to continue to be eligible for participation. Organitech anticipates that for so long as such grants continue to be available, it will likely seek from time to time to utilize such grants. While Organitech anticipates continuing to participate in these grant programs, no assurance can be given that its participation will so continue or that the programs, or their conditions of participation, will be maintained in their current form or at all.

         The Company's offices and research and development facilities are located in the State of Israel and are directly affected by the economic, military and political conditions in that country. Israel's economy has been subject to numerous destabilizing factors, including a period of rampant inflation in the early to mid-1980, low foreign exchange reserves, fluctuations in world commodity prices and military conflicts. In addition, since the establishment of the State of Israel in 1948, a state of hostility has existed, varying in degree and intensity, between Israel and the Arab countries. In addition, Israel and companies doing business with Israel have been the subject of an economic boycott by certain Arab countries since Israel's establishment. Although Israel has entered into various agreements with certain Arab countries and the Palestinian Authority, and various declarations have been signed in connection with efforts to resolve some of the economic and political problems in the Middle East, no prediction can be made as to whether a full resolution of these problems will be achieved or as to the nature of any such resolution. Furthermore, all non-exempt male adult permanent residents of Israel under the age of 50, including certain employees of the Company, are obligated to perform military reserve duty and are subject to being called to active duty under emergency circumstances. While the Company has operated effectively despite these conditions in the past, no assessment can be made of the full impact of such conditions on the Company in the future, particularly if emergency circumstances occur.

Forward-Looking Statements

         Certain matters discussed in this Annual Report on Form 10-KSB are "forward-looking-statements" intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements can generally be identified as such because the context of the statement will include words such as the Company "believes", "anticipates", "expects" or words of similar import. Similarly, statements that describe the Company's future plans, objectives or goals are also forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties some of which are described in close proximity to such statements and which could cause actual results to differ materially from those currently anticipated. Shareholders, potential investors and other readers are urged to consider these factors in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements included herein are made as of the date of this Report, and the Company undertakes no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

Item 2.  DESCRIPTION OF PROPERTY

         The Company currently utilizes, as an interim executive office, the corporate facilities of its wholly owned subsidiary, Organitech, until such time as a North American office is established. This facility serves as the corporate, research, and manufacturing facility of Organitech. Located in Haifa, Israel, the facility is approximately 250 square meters of office space, integration hall and laboratory space, and 400 square meters of yard space. The Company has a "tradeout" arrangement with the landlord of the property whereby the Company made $20,000 in upgrades to the property in exchange for no rental payments during a tradeout period ending in November, 2001. At that time rent will be $1,500 per month. Organitech Ltd. does not own or hold any ownership interest in the property as a result of the tradeout. The lease expires on February 28, 2002, but carries a one-year option to extend at the same rental rate. The Company believes that its space, including its laboratory and manufacturing facilities, is adequate for its present needs.

Item 3.  LEGAL PROCEEDINGS

         To the knowledge of the registrant, there is no litigation pending or threatened against the registrant, or its officers and directors in their capacities as such, nor are there any legal or administrative proceedings to which the registrant or its officers and directors, as such, are a party.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None

PART II

Item 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

(a)      Market Information.

         (1) During 1999 and to April 12, 2000, the registrant's Common Stock was quoted under the symbol "PHSI" on the OTC Electronic Bulletin Board. From April 12, 2000 to March 26, 2001, the registrant's Common Stock was quoted under the symbol "ICBT" on the OTC Electronic Bulletin Board. As of March 26, 2001 the registrant's Common Stock has been quoted under the symbol "ORGT" on the OTC Electronic Bulletin Board. As of March 31, 2000, there were approximately 11.1 million shares of Common Stock outstanding. The current price quotation as of this Report date is $8.00 bid and $8.75 asked.

         (2) The following table sets forth the range of the high and low selling prices (as provided by the National Association of Securities Dealers) of the Company's Common Stock for each quarterly period within the past two fiscal years:

Period                             Low                          High
------                             ---                          ----
First Quarter 1999                $6.25                        $ 6.25
Second Quarter 1999               $6.25                        $75.00
Third Quarter 1999                $6.25                        $75.00
Fourth Quarter 1999               $1.25                        $21.87
First Quarter 2000                $1.25                        $ 1.25
Second Quarter 2000               $1.25                        $ 8.875
Third Quarter 2000                $8.875                       $ 9.00
Fourth Quarter 2000               $8.25                        $ 9.00


         These quotations may reflect inter-dealer prices, without retail mark-up, markdown, or commission, and may not necessarily represent actual transactions.

(b)      Approximate Number of Security Holders

         As of January 31, 2001, there were approximately 106 shareholders of record of the registrant's Common Stock.

(c)      Dividends.

         The registrant has not paid any cash dividends with respect to its Common Stock. There are no contractual restrictions on the registrant's present or future ability to pay cash dividends. However, the registrant intends to retain any earnings in the near future for operations, thus it does not anticipate that any cash dividends will be paid in the foreseeable future.

(d)      Recent Sales of Unregistered Securities.

         During the year ended December 31, 2000, the registrant has sold shares of Common Stock without registration under the Securities Act of 1933, as set forth below. The registrant has not sold, through the date of this Report, any securities pursuant to Regulation S and has no intention of conducting any such sales in the future. No underwriters were involved in the foregoing transactions. None of the securities were offered to the public.

         In February 2000, the Company undertook the February 2000 Private Placement whereby the Company received funds totaling $400,000.00 from the sale of 4,000,000 shares of its Common Stock to a single investor.

         From May 30, 2000, for 120 days, the Company undertook the May 2000 Private Placement, whereby the Company received funds totaling $3,344,000 and $12,000 in stock subscriptions receivable from 15 investors. The February and May 2000 Private Placements were self underwritten, there were no discounts or commissions offered or paid, and both offerings were made pursuant to Section 4(2) and Regulation D, Section 506. Proceeds were for used for working capital including general and administrative expenses.

Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

         The following table sets forth certain selected financial data with respect to the registrant, and is qualified in its entirety by reference to the financial statements and the notes to the financial statements:

                                                           Fiscal Years Ending December 31,
                           --------------------------------------------------------------------------------------------
                               2000            1999            1998*           1997*           1996            1995
                           ------------    ------------    ------------    ------------    ------------    ------------
Total Assets                $3,499,144        $85,892           $-0-          $3,260           $-0-            $136
Short-Term
Obligations                  $68,523         $266,083         $131,525       $130,674         $4,307          $10,840
Net Sales                      $-0-            $-0-             $-0-           $-0-            $-0-            $-0-
Net Income
(Loss)                     ($2,830,279)      ($48,666)        ($4,111)      ($149,987)       ($2,767)        $(6,853)
Net Income
(Loss) per
Common Share                 ($0.695)        ($ 4.22)         ($0.357)       ($13.01)          $ (a)           $ (a)
Dividends per
Common Share                   $-0-            $-0-             $-0-           $-0-            $-0-            $-0-

*  Amended to reflect the reverse stock split. (a) Less than $0.01 per share.

Results of Operations

Year ended December 31, 2000 Compared to the Year ended December 31, 1999

         For the year ended December 31, 2000, the registrant recognized a net loss of $ 2,830,279 on $-0- revenues, compared to a net loss in 1999 of $48,666 on $ -0- revenues. During 2000, the registrant was engaged in its business strategy of identifying opportunities for investment and providing services thereof, and subsequently consummated investments for equity in three separate privately held companies (Organitech, Europe Investor Direct, Ltd., and LP Records, Inc.) as outlined in the notes to the financial statements. On June 30, 2000, the Company determined that its investments in Europe Investor Direct, Ltd., and LP Records, Inc. were worthless and that a note receivable with accrued interest from Esteem Solutions, Inc. was not recoverable. The Company therefore undertook a non-cash write-off of these investments in the amount of U.S.$ 342,500 during 2000. During 1999, the Company engaged in no active business and development activities.

         Operating expenses increased by $2,477,493 for 2000 to $2,504,725 from $27,232 for 1999. This increase was primarily the result of increased compensation of certain non-cash charges associated with stock issued to consultants for services rendered as detailed in the Company's financial statement notes. During 2000, the Company incurred non-cash operating expenses of $1,906,000 in connection with the issuance of common stock to certain consultants for services rendered, including legal, advisory board, public relations, and business development services.

Year ended December 31, 1999 Compared to the Year ended December 31, 1998

         For the years ended December 31, 1999 and 1998, the registrant was engaged in no active business. Activities, other than in connection with the unsuccessful transaction with PetCare, were limited to reviewing various business opportunities for possible acquisition by the registrant, and paying the costs incident to periodic reporting to the Commission, and associated audit and legal fees.

Financial Condition, Liquidity and Capital Resources

         During 2000, the Company's cash and cash equivalent balance increased by $2,485,632, principally as a result of the $4,269,000 of proceeds received, net of expenses, from the issuance of Common Stock under two Regulation - D, Rule 506 private offering memorandums and a conversion of notes payable in the amount of $525,000 into Common Stock, and was offset by cash used to fund the Company's operating activities and expenses of $525,868 during the year and investments in securities in three companies in the amount of $1,257,500. At December 31, 2000, the Company had working capital of $2,430,621 and its shareholders' equity was $3,430,621.

         Expenses in 2000 were comprised of consulting fees, travel fees, and general and administrative costs associated with audit, legal and Commission reporting obligations; and were funded through the sale of 4,839,000 shares of Common Stock for $3,744,000 cash and 476,500 shares of common stock at an amount of $1,906,000 issued for services rendered. During the year 2000, the Company also issued a total of 191,075 shares of common Stock for the retirement of three notes payable and related accrued interest in amount totaling $791,091.

Plan of Operation

         For the 12 months ending December 31, 2001 the registrant will require an indeterminate amount of capital, expected to be expended primarily in its Organitech subsidiary operation. Management believes that additional capital will be required in the future to continue funding its operational and developmental needs. It is possible that the registrant will be successful in raising such additional funding through the issuance of restricted shares of the registrant's Common Stock. However, there is no assurance that any funding can be obtained.

Item 7.  FINANCIAL STATEMENTS

         The Company's financial statements, as of December 31, 2000 and for the two prior years ended December 31, 1999 and December 31, 1998, are included in this Report and appear at pages F-1 through F-12.

Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         On April 5, 2001, the Company filed a Current Report on Form 8-K with the Commission, reporting under Item 4 the dismissal of the Company's old independent auditor and the engagement of the Company's new independent auditors, KPMG.

         There were no disagreements with accountants on accounting and financial disclosure matters in fiscal 2000 or 1999.

PART III

Item 9:  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT; COMPLIANCE WITH
         SECTION 16(a) OF THE EXCHANGE ACT

         The following table sets forth certain information as of March 31, 2001 regarding each of the directors and executive officers of the Company:

         Name (1)           Age   Position
         ------------------ ---   -------------------------------------
         Lior Hessel        32    Chief Executive Officer, Director,
                                  President of Organitech
         Zohar Gendler      39    Director
         Josef Sperling     44    Chairman of the Board of Directors
         Offer Erez         52    Director
         Samuel Hessel      55    Director
         Ohad Hessel        31    Director, VP Operations of Organitech
         Ehud Almon         44    CEO of Organitech

         (1) Unless otherwise noted, the address of each of the directors and officers of the Company is P.O. Box 212, 30 Narkisim St., Nesher, Israel 36601.

Mr. Lior Hessel. Since February 26, 2001 Mr. Hessel has served as the Company's Chief Executive Officer and from July 1999 through February 26, 2001 as the President of Organitech. Mr. Hessel is also a director of the Company as well as a director of Organitech. Mr. Hessel is the brother of Ohad Hessel, an officer and director of the Company. He is a graduate of the Agricultural Engineering Department of the Technion, The Israel Institute of Technology, and holds degrees in both Mechanical Engineering and Business Management. Mr. Hessel has more than 7 years experience in the technology development sector with a strong background in robotics. Mr. Hessel began his professional career as a Product Engineer at the semiconductor equipment provider Kulicke & Soffa (NASDAQ: KLIC). From 1995 to 1998, Mr. Hessel was a Research and Development Team Manager at Jordan Valley Applied Radiation.

Mr. Zohar Gendler. Mr. Gendler is the Managing Director of the Technion Entrepreneurial Incubator Co. Ltd. (TEIC) in which his duties include administration, marketing, technology identification, and guidance to entrepreneurial subsidiaries and affiliates. Since 1998 Mr. Gendler has been a member of the Technion Patent Committee and the Technion Commercialization Committee. Mr. Gendler began his managerial career as the Business Manager for TAN Ceramic Ltd. and he is a former unit commander for the Israeli Ministry of Defense. Mr. Gendler holds a M.Sc in Material Engineering (Laser Surface Treatment), and a B.Sc in Business Management from the Technion.

Mr. Josef Sperling. Mr. Sperling is Chairman of the Board of Directors of the Company, as elected in January 2001. Mr. Sperling is a lawyer and has been a partner since 1994 in a law office based in Tel Aviv, Israel, which specializes in commercial law, contracts, administration law, real estate, and banking law. Since 1998, Mr. Sperling has been Chairman of the Board for Halamish, a government agency for housing and urban renewal. From 1993 to 1998, Mr. Sperling served as a member of the Tel Aviv City Council, member of the Critics Committee of Tel Aviv City Hall, and as a member of the Local Planning and Construction Committee. From 1992 to 1995, Mr. Sperling served as a Director of TAMAM, a company with operations in the airline industry, and he was Director and Secretary of ISSTA, an airline and tourist company, from 1993 to 1996. From 1984 to 1988, Mr. Sperling was a member of the Foreign Affairs & Security Committee in Knesset.

Mr. Offer Erez. Mr. Erez has been a freelance consultant for Domino's Pizza International over the last 10 years and is currently in charge of developing new markets in Europe. Mr. Erez was involved in the launching and establishment of Domino's Pizza franchises in Israel in 1989, Belgium in 1992, Turkey in 1995, and Germany in 1997. Prior to entering the food industry, Mr. Erez worked as an independent consultant in the financial markets in Tel Aviv for approximately 15 years. Mr. Erez has reached the rank of colonel as a fighter pilot in the Israeli Air Force. He is a graduate of Economics and Computer Science from the University of Alabama, U.S.A., and holds a degree in Business Administration from the Hebrew University of Jerusalem.

Mr. Samuel Hessel. Mr. Hessel is a member of the Board of Directors of Organitech. Mr. Hessel has more than 30 years of experience in technology development, product marketing and administrative management in Israel and abroad. For the past seven years, Mr. Hessel has been a consultant for Metal-Tek and other industrial high technology companies where his duties have included International Marketing, Quality Management Systems, Environmental Management Systems and Materials Technology. Mr. Hessel started his career as a Chief Metallurgist and Technical Manager in Iscar, Israel 30 years ago. In 1976 he relocated to South Africa to become the Manager of a hard-metal factory for Boart Hardmetal. In 1979, Mr. Hessel returned to Iscar, Israel to serve as the Director of R&D for the Hard-Metal Division of Boart. Departing from Boart, Mr. Hessel was recruited by Rafael, the Israeli Ministry of Defense's Authority for development of armament, and became the Financial and Contracts Manager of a $350 million overseas project. From 1989 to 1993 Mr. Hessel was Vice President for Marketing and Materials Technology in Metal-Tek.

Mr. Ohad Hessel. Mr. Hessel is currently Vice President of Operations and a Director of Organitech. Mr. Hessel earned a degree in Industrial Management Engineering from ORT College in Israel and has completed additional studies in international executive management both in the U.S. and Israel. From 1993 to 1999, Mr. Hessel served as Executive Vice President of the Northern Region for D.G. Pizza. Mr. Hessel is the brother of Lior Hessel, the Chief executive Officer and a director of the Company.

Mr. Ehud Almon. Mr. Almon was elected CEO of Organitech in January 2001. He has over 13 years of progressive experience working in international managerial positions of which the last 7 years have been at executive levels. Mr. Almon has served as Market Development Manager of the Dead Sea Bromine Group; Marketing Manager Asia and Member of the Management of Haifa Chemicals Ltd.; Marketing Director and Board Member of Plassim Fittings Ltd.; and most recently Managing Director of Li-Ron Holdings - a company specializing in business development of start-up companies. Mr. Almon holds a B.Sc. in Agriculture from the Hebrew University, a M.Sc. in Chemistry from the Weizmann Institute of Science, and is currently completing an MBA at the University of Haifa.

         Upon developing its products and initiating sales of its products, the Company anticipates attracting additional, equally successful and qualified, directors, officers, and facility managers.

         On February 15, 2001, the Board of Directors designated a Compensation Committee consisting of Offer Erez, Josef Sperling and Zohar Gendler, and an Audit Committee consisting of Offer Erez, Josef Sperling and Samuel Hessel.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Exchange Act requires the Company's executive officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Commission. Specific due dates for these reports have been established, and the Company is required to report in this Form 10KSB any failure to file reports by these dates during fiscal 2000. To the Company's knowledge, these filing requirements were satisfied by the Company's executive officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, with the following exceptions. Mr. Sharone Perlstein filed a late report on Form 3 on April 26, 2000 for the initial purchase of shares of the Company's Common Stock in February 2000. Mr. Perlstein filed a late report on Form 4 on November 30, 2000 for the purchase of additional shares by conversion in June 2000 of notes payable to him by the Company. Mr. Perlstein filed a late report on Form 4 on November 30, 2000 for his disposition of shares in October 2000 to three entities. Mr. Roni Greenbaum filed a late report on Form 3 on December 5, 2000 for the initial receipt of shares of the Company's Common Stock in June 2000 paid under a services contract.

Item 10. EXECUTIVE COMPENSATION

         There were only two executive officers of the Company during the year ending December 31, 2000. The following table shows executive compensation for the years ended December 31, 2000 and 1999.

                           Summary Compensation Table
                             Long Term Compensation

----------------------------------------------------------------------------------------------------------------------------
                                         Annual Compensation                         Long-term compensation
                                 ---------------------------------- --------------------------------------------------------
                                                                                 Awards                Payouts
                                                                    --------------------------------  ---------
                                                     Other Annual     Restricted        Securities      LTIP     All other
    Name & Principal       Year   Salary    Bonus    Compensation    Stock Awards       underlying     payouts  Compensation
       Position                    ($)       ($)          ($)             ($)          options/SARs      ($)        ($)

           (a)              (b)    (c)      (d)          (e)             (f)              (g)            (h)        (i)
-------------------------- ----- -------- -------- ---------------- --------------------------------  --------- ------------
Sharone Perlstein:         2000    -0-      -0-          -0-             -0-              -0-            -0-      92,179(1)
President, CFO, Treasurer
-------------------------- ----- -------- -------- ---------------- --------------- ----------------  --------- ------------
Roni Greenbaum: Secretary  2000    -0-      -0-          -0-             (2)              -0-            -0-         -0-
-------------------------- ----- -------- -------- ---------------- --------------- ----------------  --------- ------------
Richard Anslow:            1999    -0-      -0-          -0-             -0-              -0-            -0-      13,000
President, Secretary
-------------------------- ----- -------- -------- ---------------- --------------- ----------------  --------- ------------
Giuseppe Coniglione:       1999    -0-      -0-          -0-             -0-              -0-            -0-           0
President
-------------------------- ----- -------- -------- ---------------- --------------- ----------------  --------- ------------

(1) Mr. Perlstein received $92,179 in October 2000 for consulting and advisory services to the Company.

(2) Pursuant to a Director and Officer Agreement dated May 1, 2000, the Company retained Mr. Greenbaum as a director and as the Secretary for the Company effective July 1, 2000. Under the terms of the agreement, Mr. Greenbaum, upon completion of three (3) months as a director or Secretary, received 150,000 shares of the Company's restricted Common Stock. This stock was valued the price of $4 per share based upon the price at which the shares were being offered under the May 2000 Private Placement. Mr. Greenroom is to be paid all reasonable and documented expenses for his attendance at all Board meetings; however, Mr. Greenroom has received no compensation for such services to date. In December 2000, Mr. Greenbaum returned his shares to the Company.

Cash Compensation

         As of the date of this Report, there is no policy regarding payment of any fees to non-executive directors, but such persons will be reimbursed for out-of-pocket expenses related to the business of the Company or attendance at meetings of the Board of Directors.

Executive Contracts

         Pursuant to a Director and Officer Agreement dated May 1, 2000, the Company retained Mr. Greenbaum as a director and as the Secretary for the Company. Under the terms of the agreement, Mr. Greenbaum, upon completion of three (3) months as a Director or Secretary received 150,000 shares of the Company's restricted Common Stock. The Company measured the cost of these consulting services on the basis of the then market value of the no par common stock issued of U.S. $ 4 per share. In December of 2000 Mr. Greenbaum returned his shares to the Company without receiving any compensation.

Option Grants in Last Fiscal Year

         There were no options granted to the current executive officers of the Company in the fiscal year ended December 31, 2000.

Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth information regarding the ownership of the Company's Common Stock as of March 31, 2001, by each of the directors and executive officers of the Company, by each person or group known by the Company to be the beneficial owner of more than five percent of the Company's outstanding Common Stock, and by all directors and executive officers of the Company as a group. In General, a person is deemed to be a "beneficial owner" of a security if that person has or shares the power to vote or direct the voting of such security, or the power to dispose or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which the person has the right to acquire beneficial ownership within sixty (60) days. On March 31, 2001, there were approximately 11,100,000 shares of Common Stock outstanding.


       Name and Address           Type of Security      Number of Shares          Percentage (1)
       ----------------           ----------------      ----------------          --------------
Sharone Perlstein                      Common               1,488,148                 13.41%
265 Sunrise Avenue
Suite 204
Palm Beach, Florida 33480

Lior Hessel                            Common               3,860,288                 34.78%
14 Landower St.
Kiryat Bialik  27033 Israel

D. G. Pizza Ltd.                       Common               1,544,115                 13.91%
35 Hahoresh St.
Binyamina 30500 Israel

Technion Entrepreneurial               Common               1,544,115                 13.91%
Incubator Co
POB 212
Nesher, 36601, Israel

Arie and Anat Heller                   Common                551,482                   4.97%
P.O. Box 4712
Keysarya 38900, Israel

Zohar Gendler                          Common                   0                      0.00%
P.O. Box 212
30 Narkisim St.
Nesher, Israel 36601

Josef Sperling                         Common                   0                      0.00%
P.O. Box 212
30 Narkisim St.
Nesher, Israel 36601

Offer Erez                             Common                   0                      0.00%
P.O. Box 212
30 Narkisim St.
Nesher, Israel 36601

Samuel Hessel                          Common                   0                      0.00%
Technion Science Park
Nesher, Israel 36601
Israel

Ohad Hessel                            Common                   0                      0.00%
Technion Science Park
Nesher, Israel 36601
Israel

Ehud Almon                             Common                   0                      0.00%
Technion Science Park
Nesher, Israel 36601
Israel

Jacob Haness                           Common                   0                      0.00%
Technion Science Park
Nesher, Israel 36601
Israel

All Executive Officers and
Directors as a Group
                                       Common               3,860,288                 34.78%

------------
(1) The percentages are based upon 11,100,000 shares of Common Stock issued and outstanding on March 31, 2000. There are no additional shares owned by the executive officers, directors or nominees and said officers, directors and nominees do not own (either directly or indirectly) any options to purchase shares of the Company's Common Stock.

Item 12.  CERTAIN RELATIONSHIPS & RELATED TRANSACTIONS

         On September 25, 1998, Ameristar Group, Inc., loaned the Company $127,300 in exchange for a promissory note bearing an interest rate of 12% per year. In December, 1998, Jagerton Research Limited, a related party, purchased this promissory note from Ameristar. Jagerton then assigned the note to Millenium Asset Management Group. In June 2000, Millenium agreed to accept 31,825 shares of Common Stock of the Company in payment for the note receivable.

         In March and December of 1999, Giuseppe Coniglione, the owner of Coniglione Consulting Group, loaned the Company $12,000.00 and $100,000.00 respectively under the terms of a promissory note. The promissory note included accrued interest at 7% per annum. From December 1998 to May 1999, Mr. Coniglione was the President of the Company. See the notes to the financial statements.

         In January 2000, the Company purchased 10% of the issued and outstanding shares of LP Records, Inc. for a purchase price of $7,500. Ms. Lilach Perlstein, the principal owner and sole officer and director of LP Records, is the sister of Sharon Perlstein. On June 30, 2000, this investment was impaired and was written off by the Company.

         In January 2000, the Company acquired a total of 1,010,000 shares of the common stock of Europe Investor Direct, Ltd. ("EID") for $ 250,000 in cash. At that time of the acquisition, Sharone Perlstein, the sole officer and director of the Company, was also a director of EID and owned approximately 35% of the shares of common stock of EID. Furthermore, EID also employed William Luckman, a paid consultant to the Company, as its Managing Director. Also at the time of the transaction, legal counsel to the Company, Donald F. Mintmire, was a director of EID. On June 30, 2000, this investment was impaired and was written off by the Company. See the notes to the financial statements.

         In February 2000, Sharone Perlstein acquired 4,000,000 shares of the Company's Common Stock for $400,000.00. In April 2000, Perlstein loaned the Company $525,000.00. In June 2000, Perlstein elected to convert the $525,000.00 amount due under the promissory into equity, and exchanged his promissory note for 131,250 shares of Common Stock of the Company at an equivalent price of $4.00 per share.

         In June 2000, Giuseppe Coniglione elected to convert the $112,000 amount due under the promissory note into equity, and exchanged his promissory note for 28,000 shares of Common Stock of the Company at an equivalent price of $4.00 per share.

         In July 2000, Coniglione Consulting Group, a partnership controlled by Giuseppe Coniglione, purchased 90,000 shares of Common Stock at $4.00 per share under the May 2000 Private Placement. From December 1998 to May 1999, Mr. Coniglione was the President of the Company.

         Sharone Perlstein, the President of the Company during the year 2000, received $ 92,179 as a management fee from the Company. The management fee was paid to Orly Capital Inc., a company owned by Perlstein.

PART IV

ITEM 13: EXHIBITS AND REPORTS ON FORM 8K

(a). EXHIBITS

EXHIBIT NO.                                            TITLE                                                             NOTES
-----------                                            -----                                                             -----
2.1                  Agreement and Plan of Share Exchange                                                                 (1)
2.2                  Stock Purchase Agreement                                                                             (3)
2.3                  Organitech Investment Agreement dated June 20, 2000                                                  (5)
2.4                  OrganiTECH, Ltd. Stock Exchange Agreement dated October, 2000                                        (6)
2.5                  Amendments to Stock Exchange Agreement between Incubate This!, Inc. and
                     Organitech Ltd dated January 26, 2001.                                                               (9)
2.6                  Colorado corporation and Incubate This!, Inc., a Delaware corporation, dated as of January 5, 2001.  (7)
3.1                  Amendments to Articles of Incorporation & Bylaws                                                     (7)
3.2                  Amendments to Articles of Incorporation  Certificate of Name Change to Organitech USA, Inc.          (7)
3.3                  EID Stock Certificate Representing 1,010,000 shares to Company.                                      (4)
10.1                 1997 Stock Award Plan                                                                                (2)
10.2                 Incentive Stock Option Plan                                                                          (2)
10.3                 Purchase Agreement dated January 21, 2000, between LP Records and Company                            (4)
10.4                 Company Letter of Application for Shares                                                             (4)
10.5                 Advisory Board Agreement between Incubate This! Inc., and Dr. Ron Daisy                              (5)
10.6                 Advisory Board Agreement between Incubate This! Inc., and Roni Greenbaum                             (5)
10.7                 Director and Officer Agreement between Incubate This! Inc., and Richard I.
                     Anslow, Esq.                                                                                         (5)
10.8                 Agreement for Consulting Services between Incubate This! Inc., and Darin Ruebel                      (5)
10.9                 Agreement between Incubate This! Inc., and William H. Luckman                                        (5)
10.10                Retainer Agreement between Incubate This! Inc., and Donald F. Mintmire                               (5)
10.11                Agreement for Consulting Services between Incubate This! Inc. and Erez Goldman
10.12                Agreement for Consulting Services between Incubate This!, Inc. and Andrea Lisi
10.13                Private Placement Memorandum for Rule 506 commenced May 2000.                                        (6)
16                   Change in Registrant's Certifying Accountant                                                         (8)
21                   Subsidiaries of the Registrant
23                   Consent of Accountants

(1) Incorporated by reference from exhibits filed with the Form 8-K filed with the Commission on February 19, 1997.
(2) Incorporated by reference from exhibits filed with the registrant's Registration Statement on Form S-8, filed February 21, 1997, registration number 333-22203.
(3) Incorporated by reference from exhibits filed with the Form 8-K, which was filed with the Commission on November 2, 1999.
(4) Incorporated by reference to exhibits to the Company's Quarterly Report on Form 10Q for the quarter ended March 31, 2000.
(5)  Filed with Form 10QSB for the quarter ended June 30,2000.
(6)  Filed with Form 10QSB for the quarter ended September 30, 2000
(7) Incorporated by reference from exhibits filed with the Form 8-K as filed with the Commission on February 22, 2001.
(8) Incorporated by reference from exhibits filed with the Form 8-K as filed with the Commission on April 5, 2001.
(9) Incorporated by reference from exhibits filed with the Form 8-K as filed with the Commission on February 9, 2001.

(b)  REPORTS ON FORM 8-K.

         None filed during the last quarter of fiscal 2000.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 16, 2001.

                                     OrganiTECH USA, INC.


                                     By:/s/Lior Hessel
                                        ---------------------------------------
                                           Lior Hessel, Chief Executive Officer,
                                           Director


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant on April 16, 2001, in the capacities indicated.

/s/   Joseph Sperling                 Chairman of the Board of Directors
-----------------------------
Joseph Sperling

/s/   Zohar Gendler                   Director
-----------------------------
Zohar Gendler

/s/   Offer Erez                      Director
-----------------------------
Offer Erez

/s/   Samuel Hessel                   Director
-----------------------------
Samuel Hessel

/s/   Ohad Hessel                     Director
-----------------------------
Ohad Hessel

                                                            Incubate This!, Inc.

Financial Statements as of December 31, 2000
--------------------------------------------------------------------------------
Contents

                                                                            Page

Auditor's Report                                                             F-2


Balance Sheets                                                               F-3


Statements of Operations                                                     F-4


Statements of Stockholders' Equity                                           F-5


Statements of Cash Flows                                                     F-6


Notes to the Financial Statements                                            F-7

Auditor's Report to the Shareholders of Incubate This!, Inc.


We have audited the accompanying balance sheet of Incubate This!, Inc. (the "Company") as of December 31, 2000, and the related statement of income, stockholders' equity and cash flow for the year then ended. These financial statements are the responsibility of the Company's Board of Directors and of its Management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statements presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company, as of December 31, 2000 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.






Somekh Chaikin
Certified Public Accountants (Isr.)



Haifa, April 9, 2001

                                                            Incubate This!, Inc.

Balance Sheets as of December 31
------------------------------------------------------------------------------------------------------------------------
                                                                                                 2000               1999
                                                                                             --------           --------
                                                                                  Note          U.S.$              U.S.$
                                                                               ----------    --------           --------
Assets

Current assets:

Cash and cash equivalents                                                                    2,486,344                712
Accrued interest receivable                                                                          -                180
Demand note receivable                                                              3                -             85,000
Other assets                                                                                    12,800                  -
                                                                                             ---------          ---------
Total current assets                                                                         2,499,144             85,892
                                                                                             ---------          ---------

Long term investment

Investment in preferred stock                                                       4        1,000,000                  -
                                                                                             ---------          ---------
                                                                                             3,499,144             85,892
                                                                                             =========          =========

Liabilities and stockholders' equity (deficit)

Current liabilities:

Accounts payable                                                                    5           68,523              1,350
Accrued interest                                                                   6e                -             25,433
Demand note payable to related party                                              10a                -            127,300
Demand note payable to related party                                              10b                -            112,000
                                                                                             ---------          ---------
                                                                                                68,523            266,083
                                                                                             ---------          ---------

Stockholders' equity (deficit)                                                      6

Preferred stock $0.10 par value 100,000,000 shares
  authorized
Common stock, no par value 800,000,000 shares
  authorized, issued and outstanding,  5,518,102
  shares in 2000 and 11,527 shares in 1999                                                   6,684,925            243,834
Accumulated deficit                                                                         (3,254,304)          (424,025)
                                                                                            ----------          ---------
Total stockholders' equity (deficit)                                                         3,430,621           (180,191)
                                                                                            ----------          ---------
                                                                                             3,499,144             85,892
                                                                                            ==========          =========

The accompanying notes are an integral part of the financial statements.

                                                            Incubate This!, Inc.

Statement of Operations
---------------------------------------------------------------------------------------------------------------------

                                                                                 2000            1999            1998
                                                                            ---------       ---------       ---------
                                                                  Note          U.S.$           U.S.$           U.S.$
                                                                --------    ---------       ---------       ---------
Revenues                                                                            -               -               -

General and administrative expenses                                8        2,504,725          27,232           4,808

Operating loss                                                              2,504,725          27,232           4,808

Non-operating expenses (income): *

Interest income                                                               (18,733)           (180)              -
Impairment of investments and demand note
  Receivable                                                                  342,500               -               -

Forgiveness of debt                                                             1,538               -          (6,211)

Loss on sale of fixed assets                                                        -               -           1,695

Interest expense                                                                  249          21,614           3,819
                                                                            ---------          ------          ------

Loss before income taxes                                                    2,830,279          48,666           4,111
                                                                            ---------          ------          ------

Income taxes                                                       12               -               -               -

Net loss                                                                    2,830,279          48,666           4,111
                                                                            =========          ======          ======

Basic and diluted loss per share                                                0.695           4.222           0.357
                                                                            =========          ======          ======

Weighted average number of common shares
  outstanding                                                               4,071,647          11,527          11,527
                                                                            =========          ======          ======


*    See also notes 3, 9 and 10c.

The accompanying notes are an integral part of the financial statements.

                                                            Incubate This!, Inc.

Statements of Stockholders' Equity (Deficit)
--------------------------------------------------------------------------------------------------------------------------

                                                                                                                     Total
                                                           Number of                        Accumulated        Stockholder
                                                              Common          Amount            Deficit   Equity (deficit)
                                                             Shares*           U.S.$              U.S.$              U.S.$
                                                           ---------          ------        -----------   ----------------
For the year ended December 31, 1998
Balance as of January 1, 1998                                 11,527         243,834          (371,247)          (127,414)

Net loss                                                           -               -            (4,111)            (4,111)
                                                           ---------       ---------        ----------          ---------

Balance as of December 31, 1998                               11,527         243,834          (375,359)          (131,525)
                                                           =========       =========        ==========          =========

For the year ended December 31, 1999

Balance as of January 1, 1999                                 11,527         243,834          (375,359)          (131,525)

Net loss                                                           -               -           (48,666)           (48,666)
                                                           ---------       ---------        ----------          ---------

Balance as of December 31, 1999                               11,527         243,834          (424,025)          (180,191)
                                                           =========       =========        ==========          =========

For the year ended December 31, 2000

Balance as of January 1, 2000                                 11,527         243,834          (424,025)          (180,191)

Issuance of common stock issued for cash                   4,000,000         400,000                 -            400,000

Issuance of common stock issued for cash                     839,000       3,356,000                 -          3,356,000

Stock subscription receivable                                      -         (12,000)                -            (12,000)

Issuance of common stock issued to
 extinguish note payable due to related party                131,250         525,000                 -            525,000

Issuance of common stock issued to
 extinguish notes payable and related
 accrued interest                                             59,825         266,091                 -            266,091

Issuance of common stock in exchange for
 consulting and legal services                               476,500       1,906,000                 -          1,906,000

Net loss                                                           -               -        (2,830,279)        (2,830,279)
                                                           ---------       ---------        ----------          ---------
                                                           5,518,102       6,684,925        (3,254,304)         3,430,621
                                                           =========       =========        ==========          =========

*    Amended to reflect the reverse stock split (see note 6a).


The accompanying notes are an integral part of the financial statements.

                                                            Incubate This!, Inc.

Statements of cash flows
------------------------------------------------------------------------------------------------------------------------

                                                                                        2000       *  1999       *  1998
                                                                                   ---------     ---------     ---------
                                                                                       U.S.$         U.S.$         U.S.$
                                                                                   ---------     ---------     ---------
Cash and cash equivalents flows from operating activities:
Net loss                                                                          (2,830,279)      (48,666)       (4,111)

Adjustments to reconcile net (loss) to net cash Used by operating activities:
Depreciation and amortization                                                              -             -           920
Forgiveness of debts                                                                   1,538             -             -
Compensation associated with common stock issued in exchange
  for consulting and legal services                                                1,906,000             -             -
Loss on impairment of investments and demand
 note receivable                                                                     342,500             -             -
Loss on sale of fixed assets                                                               -             -         1,695

Changes in operating assets and liabilities:
Increase in other assets                                                             (12,800)            -             -
Increase (decrease) in accounts payable                                               67,173           944        (7,768)
Increase in accrued interest                                                               -        21,434         3,819
Decrease (increase) in stock receivable                                                    -             -           380
                                                                                   ---------       -------         -----

Net cash used in operating activities                                               (525,868)      (26,288)       (5,065)
                                                                                   ---------       -------         -----

Cash and cash equivalents flows from investing activities:
Purchase of investments securities                                                (1,257,500)            -             -
Demand not receivable                                                                      -       (85,000)            -
                                                                                   ---------       -------         -----

Net cash used in investing activities                                             (1,257,500)      (85,000)            -
                                                                                   ---------       -------         -----

Cash flows from financing activities:

Proceeds from demand note payable due to related party                                     -             -       127,300
Principal payments on demand note payable due to Ameristar Group. Inc.                     -             -      (122,500)
Proceeds from demand note payable due to related party                                     -       112,000             -
Proceeds from issuance of common stock                                             4,269,000             -             -
                                                                                   ---------       -------         -----

Net cash provided by financing activities                                          4,269,000       112,000         4,800
                                                                                   ---------       -------         -----

Net increase (decrease) in cash and cash equivalents                               2,485,632           712          (265)
Cash and cash equivalents at beginning of the year                                       712             -           265
                                                                                   ---------       -------         -----

Cash and cash equivalents at end of year                                           2,486,344           712             -
                                                                                   =========       =======         =====

Supplemental disclosures about non-cash operating
  and financing activities:
Common stock issued to extinguish note payables and related
  accrued interest                                                                   266,091             -             -
                                                                                   ---------       -------         -----

                                                                                     266,091             -             -
                                                                                   =========       =======         =====

*   Reclassified.

The accompanying notes are an integral part of the financial statements.

                                                            Incubate This!, Inc.

Notes to the Financial Statements as at December 31, 2000
--------------------------------------------------------------------------------
Note 1 - General Description

         Incubate This!, Inc. (the "Company"), formerly known as Pethealth System, Inc. and Triangle, Inc., was organized under the laws of the State of Colorado on December 8, 1981. The company has been inactive since inception except for recent organizational and financing activities. In 2000, the Company changed its name from Pethealth Systems, Inc. to Incubate This! Inc.

Note 2 - Summary of Significant Accounting Policies

         a. Cash and Cash Equivalents

         Cash and cash equivalents consist of certificates of deposit with an initial term of less than three months. For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

         b. Notes Receivable

         Notes receivable are recorded at cost, less the related allowance for impaired notes receivable. Management, considering current information and events regarding the borrowers' ability to repay their obligations, considers a note to be impaired when it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the note agreement. When a loan is considered to be impaired, the amount of the impairment is measured based on the present value of expected future cash flows discounted at the note's effective interest rate. Impairment losses are included in the allowance for doubtful accounts through a charge to bad debt expense. Cash receipts on impaired notes receivable are applied to reduce the principal amount of such notes until the principal has been recovered and are recognized as interest income, thereafter.

         c. Investments in Preferred Stock

         Investment in the preferred stock is recorded at cost. A decline in the fair value of investments in preferred stock below cost that is deemed to be other than temporary results in reduction in carrying amount to fair value. The impairment is scharged to earnings and a new cost basis for the investment is established.

         d. Use of Estimates

         Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

         e. Fair Value of Financial Instruments

         The fair values of these financial instruments are not materially different from their carrying or contract values at December 31, 2000.

Notes to the Financial Statements as at December 31, 2000
--------------------------------------------------------------------------------
Note 2 - Summary of Significant Accounting Policies - cont'd

         f. Income Taxes

         The Company uses the asset and liability method to account for income taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to timing differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are excepted to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized. The Company has recorded a valuation allowance against all its deferred tax assets, as it believes that it is more likely than not that the results of future operations will not generate sufficient taxable income to realize the deferred tax assets.

         g. Net loss per Share

         A basic earnings per common share is calculated by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. The computation of diluted EPS assumes the issuance of common shares for all dilutive-potential common shares outstanding during the reporting period. The dilutive effect of stock options is considered in earnings per common share calculations, if dilutive, using the treasury stock method.

Note 3 - Demand Note Receivable

         In December 1999, the Company advanced U.S.$ 85,000 to Esteem Software Solutions, Inc. (ESS) in exchange for a promissory note in the same amount. The promissory note had an original term of 36 months and accrued interest at 7% per annum. See also note 9.

Note 4 - Investment Agreement

         On June 20, 2000, the Company entered into an Investment Agreement ("Agreement") with OrganiTech Ltd. ("OrganiTech"), an Israeli private company existing under the laws of Israel, and located in Nesher, Israel. The Company agreed to invest a total of U.S.$ 1,000,000 for 12,460 series A preferred shares of OrganiTech at a price per preferred share of U.S.$ 80.25, representing an interest of 10% on a fully diluted basis. Until the end of the year, the Company completed its responsibility with regard to the Agreement. In addition, OrganiTech was obligated to issue to the Company preferred shares warrants labeled "Warrant A", "Warrant B", "Warrant C", "Warrant D" and "Warrant E". Warrant A remains in effect of a period of 70 days from the date of the Agreement, Warrant B remains in effect for a period of 100 days from the date of the date of the Agreement, warrant C remains in effect for a period of 130 days from the date of the Agreement, Warrant D remains in effect for a period of 160 days from the date of the Agreement and Warrant E remains in effect 24 months from the date of the Agreement or the occurrence of other specified conditions.

         Exercise of Warrant A, Warrant B, Warrant C and Warrant D requires the payment of an additional U.S.$1,000,000 per Warrant (or a maximum of U.S.$ 4,000,000) for which the company acquires an additional interest of 5% in OrganiTech for each Warrant exercised, or a total of an additional 20% if all warrants are timely and effectively exercised. In addition, warrant E calls for a payment to OrganiTech of U.S.$ 5,000,000 and would entitle the Company to an additional 7.07% interest in OrganiTech. In the event the Company exercises all of the Warrants the interest of the Company in OrganiTech at that time would equal 37.07% after an investment by the Company of a total of U.S.$ 10,000,000.

         All of the above mentioned preferred share warrants were cancelled in January 2001 in connection with the Stock Exchange Agreement more fully described in Note 13a. As to other investments that took place during the current year, see note 10c.

Notes to the Financial Statements as at December 31, 2000
--------------------------------------------------------------------------------
Note 5 - Account Payable

                                                2000             1999
                                       -------------    -------------
                                               U.S.$            U.S.$

    Checks payable                            53,523                -
    Accrued expenses                          15,000                -
    Other                                          -            1,350

                                       -------------    -------------
                                              68,523            1,350
                                       =============    =============

Note 6 - Stockholders Equity

         a. In October 1999, the Company authorized a reverse stock split whereby it issued one share of the common stock for each block of one-hundred issued and outstanding shares.

         b. In February of 2000, the Company sold pursuant to Regulation - D 506 ("Regulation D") of the Securities Act of 1933 4,000,000 shares common stock, to the Company's president for an aggregate of U.S.$ 400 thousand.

         c. In December 2000 the Company completed an offering of common shares under Regulation D in which it sold 839,000 shares for cash proceeds of U.S.$ 3,344 million and a stock subscription of U.S.$ 12 thousand. A partnership controlled by the former President of the Company purchased 90,000 shares of common stock at U.S$ 4 per share according to the offering.

         d. In the quarter ended June 30, 2000 the Company received financing from its president in the amount of U.S.$ 525,000 and in return issued a note payable in the same amount. In the same period, the note was extinguished in exchange for 131,250 shares of the Company's common stock.

         e. In the quarter ended June 30, 2000 the Company extinguished U.S.$ 239,300 in notes payable, referred to in Note 11, in exchange for 59,825 shares of common stock. The accrued interest related to these notes payable of U.S.$ 26,791 was forgiven by the notes holders and recorded as a capital contribution in stockholder's equity.

         f. In 2000, the Company issued 476,500 common stock in exchange for certain consulting and other advisory services. The fair value of these services was measured on the basis of U.S.$ 4.00 per common share representing the then market value of such shares. The Company recorded a charge of U.S.$ 1,906 thousand related to such services.

Note 7 - Incentive Stock Option Plan

         On March 3, 1988, the Company adopted an incentive stock option plan for company executives and key employees. The Company has reserved 10,000,000 common shares for issuance pursuant to this plan.

         On May 3, 2000 the Company registered the U.S. Securities and Exchange Commission 1,000,000 of these shares on Form S-8.

         The incentive stock option plan provides that no option may be granted at an exercise price less than the fair market value of the common shares on the date of grant and no option can have a term in excess of ten years. As of December 31, 2000, no options have been granted pursuant to the Plan.

Notes to the Financial Statements as at December 31, 2000
--------------------------------------------------------------------------------
Note 8 - General and Administrative Expenses

                                                                       2000             1999              1998
                                                                      U.S.$            U.S.$             U.S.$
                                                                   ---------        --------          --------
    Consulting                                                     2,099,875               -                 -
    Legal and accounting                                             273,469          14,191             3,466
    Management services from related party                            92,179          13,000                 -
    Travel                                                            32,965               -                 -
    Office and communication                                           5,937              41               202
    Other                                                                300               -               220
    Depreciation                                                           -               -               920

                                                                   2,504,725          27,232             4,808


Note 9 - Impairment of Investments and Demand Note Receivable

         On June 30, 2000, the Company determined its investments in Europe Investor Direct. Limited, LP Records, Inc. and a demand note receivable from Esteem Software Solutions, Inc. were impaired and recorded in earnings a loss of U.S.$ 342,500.

Note 10 - Related Party Transactions

         a. On September 25, 1998 Ameristar Group, Inc. loaned the Company U.S.$ 127,300 in exchange for a promissory note with rate of 12% per annum. In December 1998, Jagerton Research Limited - related party purchased this note from Ameristar Group, Inc. and succeeded to the debt. Jagerton Research Limited then assigned the note to Millenium Asset Management Group. In June 2000, Millenium Asset Management Group agreed to accept 31,825 common shares as payment for the note receivable.

         b. On March 26, 1999, the Company's president loaned the Company U.S$112,000 in exchange for a promissory note in the same amount. In June 2000 the promissory note was extinguished in exchange for 28,000 common shares.

         c. In January 2000, the Company purchased 10% of the issued and outstanding shares of LP Records, Inc. ("LP Records"), in exchange for U.S.$ 7,500. LP Records is a production company representing both new and established musical artists in the United States. Ms. Lilach Perlstein, the principal owner and sole Officer and Director of LP Records is the sister of Sharone Perlstein who is the principal owner and sole officer and Director of the Company. In January 2000, the Company also acquired a total of 1,010,000 shares of the common stock of Europe Investor Direct, Ltd. ("EID") for the total sum of U.S.$ 250,000. EID is a United States and London based company that owns and operates Europe Investor Direct. com, a subscriber - based financial website offering a broad range of free an premium investment information, personal finance products and various other finance products related to the European and United States markets. The site offers investment research, academic content, real time news, on line tools for tracking investment opportunities, challenges and trends in Europe and the United States. The investment by the Company represents a fully diluted 8% stake in EID. The current sole Officer and Director of the Company serves as a Director of EID and owns approximately 35% of EID. EID also employs Mr. William Luckman, a paid consultant to the Company as its Managing Director. Mr. Luckman owns approximately 20% of EID. Present legal counsel to the Company, Donald F. Mintmire, is a Director of EID (see also note 10).

         d. In 2000, the company paid its president (who was also a significant shareholder) a management fee of U.S.$ 92,179. The subject management fee was paid in cash to Orly Capital, Inc. of which the president is principal owner.


* As to stock issued to related parties see note 6.

Notes to the Financial Statements as at December 31, 2000
--------------------------------------------------------------------------------
Note 11 - Agreements and Alliances

         a. In May 2000, the Company entered into a consulting agreement effecting July 1, 2000 with Darin S. Ruebel for general consulting services commencing July 1, 2000 through July 1, 2001, in exchange for compensation of 100,000 shares of no par common stock and reimbursement of out-of-pocket expenses. On August 2000, the Company issued 100,000 shares no-par common stock to Mr. Ruebel pursuant to this agreement.

         The Company measured the cost of these consulting services on the basis of the then market value of the no-par common stock issued of U.S.$ 4.00 per share. Accordingly, the Company recorded in the Statement of Operations an expense of U.S.$ 400 thousand related to this agreement.

         b. In May 2000, the Company entered into a consulting Agreement with William H. Luckman for general consulting services in exchange for 200,000 shares no-par common stock and reimbursement of out-of-pocket expenses.

         The Company measured the cost of these consulting services on the basis of the then market value of the no-par common stock issued of U.S.$ 4.00 per share. Accordingly the Company recorded in the Statement of Operations an expense of U.S.$ 800 thousand related to this agreement.

         In December 2000 Mr. Luckman gave up 400,000 shares no par common stock he was entitle to receive.

         c. In May 2000, the Company entered into a consulting agreement effective July 1, 2000 with Dr. Ron Daisy retaining his services as a member of the Advisory Board, commencing July 1, 2000 through July 1, 2001 in exchange for 25,000 shares of common stock and reimbursement of out of pocket expenses.

         The Company measured the cost of these consulting services on the basis of the then market value of the no-par common stock issued of U.S.$ 4.00 per share. Accordingly, the Company recorded in the Statement of Operations an expense of U.S.$ 100 thousand related to this agreement.

         d. In May 2000, the Company entered into a consulting agreement effective July 1, 2000 with Richard I. Anslow retaining his services as a member of the Advisory Board, commencing July 1, 2000 through July 1, 2001 in exchange for 25,000 shares of common stock and reimbursement of out-of-pocket expenses.

         The Company measured the cost of these consulting services on the basis of the then market value of the no-par common stock issued of U.S.$ 4.00 per share. Accordingly, the Company recorded in the Statement of Operations an expense of U.S.$ 100 thousand related to this agreement.

         e. In May 2000, the Company entered into a consulting agreement effective July 1, 2000 with Roni Greenbaum retaining his services as a Director and Secretary of the Company, commencing July 1, 2000 through July 1, 2001 in exchange for 150,000 shares of the common stock and reimbursement of out-of-pocket expenses. In December 2000, Mr. Greenbaum returned his shares to the Company.

         f. In May 2000, the Company entered into a Retainer Agreement effective July 1, 2000 with Donald F. Mintmire for legal services commencing July 1, 2000 through July 1, 2001, in exchange for compensation of 25,000 shares of common stock and payment of expenses.

         The Company issued 25,000 no-par common shares to Mr. Mintmire and 1,500 no-par common shares to his secretary and recorded legal expenses in the amount of U.S.$ 106 thousand related to the stock issued.

         g. In October 2000, the Company issued 100,000 shares of no-par common stock to an OrganiTech Ltd. Employee. According to the agreement between the parties the OrganitTech employee was given consulting services regarding with potential investments. The Company measured the cost of these consulting services on the basis of the then market value of the no-par common stock issued of U.S.$ 4.00 per share. Accordingly, the Company recorded in the statement of operations an expense of U.S.$ 400 thousand related to this agreement. See also note 13a.

Note 12 - Income Taxes

         a. At December 31, 2000, for US income tax purposes the Company had approximately U.S. $2,895 thousand of net operating loss carry forwards from December 31, 1997 through December 31, 2000. Such net operating losses begin expiring in 2017.

              Because of the Company's lack of earnings history, the deferred tax assets have been fully offset by a valuation allowance. The valuation allowance for deferred tax assets was U.S. $1,013 thousand.

         b.   Loss carry forward

              As of the balance sheet date the Company accumulated approximately U.S. $2,895 thousand losses to be carried forward.

         c.   Deferred taxes

              Future income taxes represent the tax effects of transactions that are reported in different periods for financial and tax reporting purposes. These differences consist of temporary differences, which are the tax effects of differences between the tax and financial reporting balance sheets, and tax carry forwards. The deferred taxes were computed by applying the U.S. federal income tax rate of 35%.

              Significant components of the Company's net deferred tax assets and liabilities are as follows:

                                                                                  December 31,           December 31,
                                                                                          2000                   1999
                                                                                                 U.S.$
                                                                                --------------------------------------
             Deferred tax assets:
             Tax Loss carry forward                                                 1,013,239                 32,556
                                                                                -------------            -----------
             Total deferred tax assets                                              1,013,239                 32,556
             Valuation allowance                                                    1,013,239                 32,556
                                                                                -------------            -----------

             Net deferred tax assets                                                        -                      -
                                                                                =============            ===========

             American statutory tax rate                                                   35%                   35%
                                                                                =============            ===========

         d. Reconciliation of theoretical tax expense to the actual tax expense:

                                                                    December 31,      December 31,       December 31,
                                                                            2000              1999               1998
                                                                                           U.S.$
                                                                    --------------------------------------------------
             Loss  before  income  taxes as  reported  in the
             statements of operations                                (2,830,279)          (48,666)            (4,111)
                                                                    ===========           =======             ======
             Statutory tax on the above amount (35%)                   (990,598)          (17,033)            (1,439)
             Increase  in  taxes   resulting  from  permanent
             differences:
             Non-deductible operating expenses                            9,915                 -                  -
                                                                    -----------           -------             ------
                                                                       (980,683)          (17,033)            (1,439)
                                                                    -----------           -------             ------

             Timing differences in respect of which valuation
             allowance were recorded against deferred tax asset:
             Loss for tax purposes in the current year                  980,683            17,033              1,439
                                                                    -----------           -------             ------
                                                                              -                 -                  -
                                                                    ===========           =======             ======

Notes to the Financial Statements as at December 31, 2000
--------------------------------------------------------------------------------
Note 13 - Subsequent Events

         a. In January 2001 the Company signed a stock exchange agreement with OrganiTech Ltd. whereby the Company issued 7.5 million shares of common stock to OrganiTech Ltd. shareholders in exchange for all the outstanding ordinary shares of capital stock of OrganiTech Ltd. not owned by the company. No cash was exchanged in the transaction.

         In connection with the aforementioned agreement - the Company's principal shareholder returned approximately, 1.92 million shares to the Company and the preferred shares warrants issued in connection with the Company's initial investment in OrganiTech Ltd. in June 2000 were cancelled.

         OrganiTech Ltd. is now a wholly-owned subsidiary of the company, and OrganiTech's selling shareholders own approximately 67.57 percent of the Company's capital stock.

         OrganiTech employees signed on a document according which they will receive options in the Company instead of getting options in OrganiTech Ltd.

         All agreements with advisors and other services providers were cancelled.

         b. On February 11, 2001 the Board of Directors approved a U.S.$ 500 thousand loan to OrganiTech Ltd. All terms with regard to the loan shall be agreed upon in the future.

         c. In January 2001 the Company changed its state of incorporation from Colorado to Delaware.

         d. In March 2001 the Company changed its name from Incubate This!, Inc. to OrganiTECH, U.S.A., Inc.

                                  EXHIBIT INDEX



           EXHIBIT NUMBER                                        DESCRIPTION

               10.11                  Agreement for Consulting Services between Incubate This!, Inc.
                                      and Erez Goldman
               10.12                  Agreement for Consulting Services between Incubate This!, Inc.
                                      and Andrea Lisi
               21                     Subsidiary of the Company
               23                     Consent of the Accountants