Form 10QSB
period 2001-03-31
INCUBATETHIS INC
filed 2001-05-21
CIK 832810

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   Form 10-QSB


                                   (Mark One)

                [ x ] Quarterly Report under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                  for the quarterly period ended March 31, 2001
                                                 --------------


                 [ ] Transition Report under Section 13 or 15(d)
                               of the Exchange Act
        for the transition period from ________________ to ______________


                        Commission File Number 000-22151
                                               ---------


                              ORGANITECH USA, INC.
--------------------------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)


          Delaware                                         93-0969365
-------------------------------                ---------------------------------
(State or Other Jurisdiction of                (IRS Employer Identification No.)
 Incorporation or Organization)


                   Technion Science Park, Nesher 36001, Israel
--------------------------------------------------------------------------------
                    (Address of principal executive offices)


                                 972-4-830-8320
                            -------------------------
                           (Issuer's Telephone Number)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [ x ]   No [   ]


                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of March 31, 2001, this issuer had 11,100,000 shares of its common stock outstanding.

Transitional Small Business Disclosure Format (Check one):  Yes [  ]   No [ x ]

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

                              ORGANITECH USA, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                        CONSOLIDATED FINANCIAL STATEMENTS
                              AS OF MARCH 31, 2001
                                   (UNAUDITED)


Contents

                                                                            Page


Unaudited Interim Balance Sheet                                              2


Unaudited Interim Statements of Operations                                   3


Unaudited Interim Statements of Cash Flows                                   4


Notes to the Unaudited Interim Financial Statements                          5

                              OrganiTECH USA, INC. (A Development Stage Company)
Balance Sheets

                                                       March 31,    December 31,
                                                         2001           2000
                                                       ---------    ------------
                                                       Unaudited       Audited
                                                       ---------    ------------
                                                         U.S.$          U.S.$
                                                       ---------    ------------
Current assets
Cash and cash equivalents                               2,159,104       161,368
Accounts receivable                                        55,259        38,156
Prepaid expenses                                           10,030        50,754
                                                       ----------     ---------

                                                        2,224,393       250,278
                                                       ----------     ---------

Other assets                                               16,880        16,880
                                                       ----------     ---------

(a) Fixed assets, net                                     110,142       108,628
                                                       ----------     ---------

                                                        2,351,415       375,786
                                                       ==========     =========

Current liabilities
Accounts payable - trade                                  178,507       136,580
Accounts payable - others                                 309,767       250,503
                                                       ----------     ---------

                                                          488,274       387,083
                                                       ----------     ---------

Long-term liabilities
Employee severance benefits                                20,808        17,111
                                                       ----------     ---------

Contingencies and Commitments

Shareholders' (deficit) equity
Preferred stock, U.S.$ 0.10 par value, authorized -
  100,000,000 shares, issued and outstanding-none              --            --

Common stock, U.S.$ 0.001 par value, authorized -
  800,000,000 shares, issued and outstanding -
  11,100,000 shares                                        11,100         7,500

Additional paid-in capital                              3,398,017     1,136,103

Stock based compensation to employees                     357,398       315,313

Deficit accumulated during the development stage       (1,924,182)    1,487,324
                                                       ----------     ---------

Total shareholders' (deficit) equity                    1,842,333       (28,408)
                                                       ----------     ---------
                                                        2,351,415       375,786
                                                       ==========     =========


-----------------------------------           ----------------------------------
Chairman of the Board Officer                 President


The accompanying notes are an integral part of these financial statements.

                              OrganiTECH USA, INC. (A Development Stage Company)
Statements of Operations


                                                                                                  Amounts
                                                                                                Accumulated
                                                         Three months ended March 31,            during the
                                                        ------------------------------           development
                                                            2001               2000                Stage
                                                        ---------            ---------            ---------
                                                         Unaudited          Unaudited            Unaudited
                                                        ---------            ---------            ---------
                                                           U.S.$              U.S.$                 U.S.$
                                                        ---------            ---------            ---------

Research and development expenses, net                    303,244              172,762            1,464,122

General and administrative expenses                       152,842                4,773              488,625
                                                        ---------            ---------            ---------

Operating loss                                            456,086              177,535            1,952,747

Interest income                                           (23,270)                 (51)             (41,659)

Interest expenses                                           4,042                1,685               13,094
                                                        ---------            ---------            ---------

Loss before income tax                                    436,858              179,169            1,924,182

Income tax                                                     --                   --                   --
                                                        ---------            ---------            ---------

Net loss                                                  436,858              179,169            1,924,182
                                                        =========            =========            =========

Basic and diluted net loss per share                         0.04                 0.02                 0.25
                                                        =========            =========            =========

Weighted average number of shares outstanding           9,900,000            7,500,000            7,842,857
                                                        =========            =========            =========

















The accompanying notes are an integral part of these financial statements.

                              OrganiTECH USA, INC. (A Development Stage Company)
Statements of Cash Flows


                                                                                                             Amounts
                                                                                                           Accumulated
                                                                      Three months ended March 31,          during the
                                                                     ------------------------------         development
                                                                         2001               2000              Stage
                                                                     ---------            ---------          ---------
                                                                      Unaudited          Unaudited          Unaudited
                                                                     ---------            ---------          ---------
                                                                        U.S.$              U.S.$               U.S.$
                                                                     ---------            ---------          ---------

Net loss                                                             (436,858)            (179,169)          (1,924,182)

Adjustments to reconcile net loss to net cash used in operating activities:

Stock based compensation                                               42,085               74,900              357,398
Depreciation                                                            4,492                  347               14,349
Provision for employee severance benefits                               3,697                3,036               20,808
                                                                    ---------             --------           ----------


Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable and
  prepaid expenses                                                     23,621              (25,278)             (82,169)
Increase in accounts payable - trade                                   41,927               14,048              178,507
Increase in accounts payable - others                                  59,264               70,887              309,767
                                                                    ---------             --------           ----------


(b) Net cash used in operating activities                            (261,772)             (41,229)           1,125,522
                                                                    ---------             --------           ----------

Cash flows used in investing activities:
Purchases of property and equipment                                    (6,006)             (11,097)            (124,491)
                                                                    ---------             --------           ----------

Net cash used in investing activities                                  (6,006)             (11,097)            (124,491)
                                                                    ---------             --------           ----------

Cash flows from financing activities:
Increase in short-term bank credit, net                                    --                9,806                   --
Proceeds from issuance of shares net of issuance expenses           2,265,514               37,978            3,409,117
                                                                    ---------             --------           ----------

Net cash provided by financing activities                           2,265,514               47,784            3,409,117
                                                                    ---------             --------           ----------

Net increase (decrease) in cash and cash equivalents                1,997,736               (4,542)           2,159,104

Cash and cash equivalents at beginning of period                      161,368               83,146                   --
                                                                    ---------             --------           ----------

Cash and cash equivalents at end of period                          2,159,104               78,604            2,159,104
                                                                    =========             ========           ==========

Supplementary disclosures of cash flow information
Cash paid for interest                                                  4,042                1,685               13,094
Cash received for interest                                             23,270                   51               41,659




The accompanying notes are an integral part of these financial statements.

                              OrganiTECH USA, INC. (A Development Stage Company)

Notes to the Financial Statements

Note 1 - General

     OrganiTECH USA, Inc. (the "Company") (formally "Incubate This!, Inc.) is presently and primarily engaged through its wholly owned subsidiary, Organitech Ltd. ("Organitech Israel"), a company organized under the laws of Israel, in the development of technologies, platforms, and applied engineering solutions that cost effectively and completely automate the method by which many foods, plants, and extracts are cultivated. Since its formation, the Company has been developing its first proprietary solution, the GrowTECH 2000 (TM), which is a low input-high output, self-contained, portable, robotic, sustainable agricultural platform designed to automatically seed, transplant and harvest commercial quantities of hydroponics, pesticide free, green leaf vegetables.

Note 2 - Basis of Presentation

     The accompanying unaudited interim consolidated financial statements as of March 31, 2001 were prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all disclosures necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. All adjustments which are, in the opinion of management, of a normal recurring nature and are necessary for a fair presentation of the interim financial statements have been included. The results of operations for the period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period.

Note 3 - Pro Forma Information

     In January 2001, the Company signed an agreement with Organitech Israel, whereby the Company issued 7.5 million shares of common stock to the shareholders of Organitech Israel in exchange for all of the outstanding ordinary shares of the Organitech Israel not already owned by the Company.

     The 7.5 million shares of common stock issued by the Company to the selling shareholders represented 67.57% of the voting common stock of the Company. Accordingly, this business combination is considered to be a reverse acquisition. As such, for accounting purposes, Organitech Israel is considered to be the acquirer while the Company is considered to be the acquiror.

     The following consolidated unaudited pro forma information gives effect to the business combination as if it had occurred at January 1, 2000.

                                                       Three months           Three months
                                                          ended                   ended
                                                       March 31, 2001         March 31, 2000
                                                       --------------         --------------
                                                          Unaudited              Unaudited
                                                       --------------         --------------
                                                            U.S.$                  U.S.$
                                                       --------------         --------------
     Revenues                                                   --                     --
     Net loss                                              436,858                323,691
     Net loss per share                                       0.04                   0.03
     Weighted average number of shares outstanding      11,100,000             11,100,000

Note 4 - Loss Per Share

     Basic loss per share is computed by dividing losses attributable to common stockholders by the weighted average number of common shares outstanding for the period. The computation of diluted loss per share does not assume the issuance of common shares for all potential common shares as the effect would be anti-dilutive.

Item 2.  Plan of Operation.

Forward Looking Statements

         This report contains forward-looking statements about our plans, objectives, expectations and intentions. You can identify these statements by words such as "estimate," "expect," "project," "plan," "intend," "believe," "may," "will," "anticipate" or other similar words. You should read statements that contain these words carefully. They discuss our future expectations, contain projections concerning our future results of operations or our financial conditions or state other forward-looking information, and may involve known and unknown risks over which we have no control. We cannot guarantee any future results, level of activity, performance or achievements. Moreover, we assume no obligation to update forward-looking statements or update the reasons why actual results could differ materially from those anticipated in forward-looking statements.

Plan of Operation

         At the end of January 2001, we acquired all of the issued and outstanding shares of Organitech Ltd., a company organized under the laws of Israel ("Organitech"). As a result of such acquisition, Organitech is now our wholly-owned subsidiary and Organitech's selling shareholders own approximately
67.57 percent of our Common Stock.

         Since the acquisition of Organitech, our core business is conducted primarily through Organitech. In March 2001, we changed our name from Incubate This!, Inc. to OrganiTECH, USA, Inc. Organitech develops technologies, platforms, and applied engineering solutions that cost effectively and completely automate the method by which many foods, plants, and extracts are cultivated. Since Organitech's formation, it has been developing its first proprietary solution, the GrowTECH 2000(TM), which is a low input-high output, self-contained, portable, robotic, sustainable agricultural platform designed to automatically seed, transplant and harvest commercial quantities of hydroponic, pesticide free, green leaf vegetables.

         We intend to focus the majority of our financial resources over the next 12 months on Organitech, which is endeavoring, among other things, to complete development of the GrowTECH 2000(TM). The primary research and development goals of Organitech over the next 12 months are to:

o    Develop a commercially viable cultivation platform;

o Continue research on the development of new platforms by migration of its existing technologies to new applications;

o    Improve the operational characteristics of the GrowTECH 2000(TM); and

o    Research new potential markets and opportunities.

         We believe that we have sufficient cash to satisfy our and Organitech's operational and developmental requirements over the next 12 months. Our future operational and developmental requirements, however, will depend upon numerous factors, including,

               o    the progress of our research activities;

               o    the number and scope of our research programs;

               o    the progress of our development activities;

               o our ability to maintain current research and development programs;

               o the costs involved in prosecuting and enforcing patent claims and other intellectual property rights; and

               o    the costs and timing of regulatory approvals.

         If our currently available funds are not sufficient to satisfy our spending plans, we will be required to revise our capital requirements or to seek additional funding through borrowings and/or additional sales of securities. There is, however, no assurance that we will be able to obtain additional financing on acceptable terms or at all.

         Neither we nor Organitech expect to purchase or sell any plant equipment or any other significant equipment over the next 12 months.

         Over the next 12 months, we do not expect to have any significant changes in the number of employees; provided, however, Organitech expects to institute a 10% reduction in the number of employees.

PART II - OTHER INFORMATION

ITEM 2. Changes in Securities and Use of Proceeds

(c) Unregistered Securities Sold by the Company

         Pursuant to a Share Exchange Agreement, effective January 26, 2001 (the "Share Exchange Agreement"), we issued, pursuant to Section 4(2) of the Securities Act of 1933, as amended, 7.5 million shares of common stock to the shareholders (other than us) of Organitech, in exchange, and as consideration, for all of the outstanding shares of capital stock of Organitech not owned by us.


ITEM 4. Submission of Matters to a Vote of Security Holders

         At our special meeting of stockholders held on January 5, 2000 (the "Special Meeting"), the matters voted upon, as described in more detail in our definitive information statement, which was mailed to all stockholders of record and filed with the Securities and Exchange Commission (the "Commission") on December 15, 1999, were all approved. The minutes of the Special Meeting reflect the following:

         (a) The proposal to retroactively approve and ratify the 1 for 200 reverse split of shares of our common stock, effective February 24, 1997, was approved with a vote of 4,544,575 shares in favor, 0 shares against, and 0 shares abstaining.

         (b) The proposal to retroactively approve and ratify a share exchange with PetCare, Inc., effective February 10, 1997, was approved with a vote of 4,544,575 shares in favor, 0 shares against, and 0 shares abstaining.

         (c) The proposal to retroactively approve and ratify the sale of PetCare, Inc. assets in October 1997 was approved with a vote of 4,544,575 shares in favor, 0 shares against, 0 shares and 0 abstaining.

         (d) The proposal to retroactively approve and ratify the 1 for 100 reverse split of shares of our common stock, effective October 24, 1999, was approved with a vote of 4,544,575 shares in favor, 0 shares against, and 0 abstaining.

         (e) The proposal to retroactively approve and ratify a Bylaw amendment reducing the number of directors required to a minimum of one, effective December 14, 1998, was approved with a vote of 4,544,575 shares in favor, 0 shares against, and 0 shares abstaining.

         (f) The proposal to retroactively approve and ratify the appointment and election of all of our directors and officers commencing February 7, 1997 and to retroactively approve and ratify any and all actions of our directors and officers commencing February 7, 1997 and disclosed in filings with the Commission on or after that date until December 6, 2000, was approved with a vote of 4,544,575 shares in favor, 0 shares against, and 0 shares abstaining.

         (g) The proposal to approve the Share Exchange Agreement between us and Organitech, and the issuance of an amount of shares of our common stock equal to sixty-two and one half percent (62.5%) of the issued and outstanding shares of our common stock on the date of closing pursuant to the Share Exchange Agreement, was approved with a vote of 4,544,575 shares in favor, 0 shares against, and 0 shares abstaining.

         (h) The proposal to act upon and ratify the appointment of Varma & Associates, Certified Public Accountants, as our independent auditors for the fiscal year ended December 31, 2000, was approved with a vote of 4,544,575 shares in favor, 0 shares against, and 0 shares abstaining.

         (i) The proposal to elect Sharone Perlstein, Charles Adams and Andreas Camenzind as members of our board of directors was approved with a vote of 4,544,575 shares in favor, 0 shares against, and 0 shares abstaining.

ITEM 6. Exhibits and Reports on Form 8-K

(b) Reports on Form 8-K

         (1) We filed a report on Form 8-K for an event occurring on January 16, 2001 (filed with the Commission on February 22, 2001), reporting a change in our state of incorporation from Colorado to Delaware.

         (2) We filed a report on Form 8-K for an event occurring on January 26, 2001 (filed with the Commission on February 9, 2001), reporting a change in control and the acquisition by us of all of the outstanding shares of capital stock of Organitech.

         (3) We filed a report on Form 8-K for an event occurring on March 20, 2001 (filed with the Commission on March 28, 2001), reporting a change in our name from Incubate This!, Inc. to OrganiTECH, USA, Inc.

                                   SIGNATURES
                                   ----------

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        OrganiTECH USA, Inc.
                                        (Registrant)



Date: May 17, 2001                 By:  /s/  Lior Hessel
                                        -----------------
                                        Lior Hessel
                                        President