Form 10QSB
period 2001-06-30
ORGANITECH USA INC
filed 2001-08-14
CIK 832810

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   Form 10-QSB


                                   (Mark One)

                 [X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934
                      for the quarterly period ended June 30, 2001
                                                     -------------


                 [ ] Transition Report under Section 13 or 15(d)
                               of the Exchange Act
        for the transition period from ________________ to ______________


                        Commission File Number 000-22151
                                               ---------

                              ORGANITECH USA, INC.
        -----------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)


           Delaware                                      93-0969365
-------------------------------               ---------------------------------
(State or Other Jurisdiction of               (IRS Employer Identification No.)
Incorporation or Organization)


                   Technion Science Park, Nesher 36001, Israel
 -------------------------------------------------------------------------------
                    (Address of principal executive offices)


                                 972-4-830-8320
                           --------------------------
                           (Issuer's Telephone Number)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [ X ]   No [   ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of July 31, 2001, this issuer had 11,100,000 shares of its common stock outstanding.

Transitional Small Business Disclosure Format (Check one):  Yes [  ]   No [ X ]

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                              ORGANITECH USA, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                    INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF JUNE 30, 2001
                                   (UNAUDITED)


Contents

                                                                     Page


Balance Sheets                                                        2


Statements of Operations                                              3


Statements of Cash Flows                                              4


Notes to the Financial Statements                                    5-8

                              OrganiTech USA, Inc. (A Development Stage Company)

Balance Sheets
-------------------------------------------------------------------------------


                                                                                           June 30,       December 31,
                                                                                             2001             2000
                                                                                           ---------      ------------
                                                                                           Unaudited         Audited
                                                                                           ---------      ------------
                                                                           Note              U.S.$            U.S.$
                                                                         --------          ---------      ------------
Current assets
Cash and cash equivalents                                                                  1,618,863          161,368
Accounts receivable                                                                           79,431           38,156
Prepaid expenses                                                                              78,938           50,754
Inventories                                                                 3                 62,838                -
                                                                                           ---------        ---------
                                                                                           1,840,070          250,278
                                                                                           ---------        ---------
Other assets                                                                                  26,880           16,880
                                                                                           ---------        ---------
Deposits with severance pay funds                                                             30,146           27,343
                                                                                           ---------        ---------
Fixed assets
     Cost                                                                                    142,755          118,485
     Less - accumulated depreciation                                                          20,045            9,857
                                                                                           ---------        ---------
                                                                                             122,710          108,628
                                                                                           ---------        ---------
                                                                                           2,019,806          403,129
                                                                                           =========        =========
Current liabilities
Trade accounts payable                                                                       218,321          136,580
Other accounts payable                                                                       312,025          250,503
                                                                                           ---------        ---------
                                                                                             530,346          387,083
                                                                                           ---------        ---------

Accrued severance pay                                                                         45,776           44,454
                                                                                           ---------        ---------
Stockholders' equity (deficit)

Common stock of U.S.$ 0.001 par value, authorized -
  800,000,000 shares, issued and outstanding -
  11,100,000 shares                                                                           11,100            7,500

Additional paid-in capital                                                                 3,398,017        1,136,103
Unearned Compensation                                                                        380,375          315,313
Deficit accumulated during the development stage                                          (2,345,808)      (1,487,324)
                                                                                          ----------       ----------
Total stockholders' equity (deficit)                                                       1,443,684          (28,408)
                                                                                          ----------       ----------
                                                                                           2,019,806          403,129
                                                                                          ==========       ==========

---------------------------------                -----------------------------
 Chairman of the Board                            President

--------------------------------------------------------------------------------
The accompanying notes are an integral part of these financial statements.

                              OrganiTech USA, Inc. (A Development Stage Company)


Statements of Operations
--------------------------------------------------------------------------------



                                                                                                               Amounts
                                                                                                             Accumulated
                                                Six months ended June 30,     Three months ended June 30,    during the
                                                -------------------------     ---------------------------    development
                                                    2001         2000             2001           2000           Stage
                                                -----------  ------------     -------------  ------------     ----------
                                                         Unaudited                     Unaudited              Unaudited
                                                -------------------------     ---------------------------     ----------
                                      Note                 U.S.$                          U.S.$                  U.S.$
                                    -------     -------------------------     ---------------------------     ----------
 Research and development
   expenses, net                                     565,678       322,198        262,434         149,436      1,726,556

 General and administrative
   expenses                                          320,510       125,963        167,668         121,190        656,293
                                                  ----------     ---------     ----------       ---------      ---------
 Operating loss                                      886,188       448,161        430,102         270,626      2,382,849

 Financing income                                   (49,285)           (51)       (26,015)              -        (67,674)

 Financing expenses                                   21,581         3,399         17,539           1,714         30,633
                                                  ----------     ---------     ----------       ---------      ---------
 Loss before income tax                              858,484       451,509        421,626         272,340      2,345,808

 Income tax                             4                  -             -              -               -              -
                                                  ----------     ---------     ----------       ---------      ---------
 Net loss                                            858,484       451,509        421,626         272,340      2,345,808
                                                  ==========     =========     ==========       =========      =========
 Basic and diluted net loss
   per ordinary share                                  0.082         0.060          0.038           0.036          0.284
                                                  ==========     =========     ==========       =========      =========
 Weighted average number
  of ordinary shares
  outstanding used in basic
  and diluted loss per
  share calculations                              10,500,000     7,500,000     11,100,000       7,500,000      8,250,000
                                                  ==========     =========     ==========       =========      =========

The accompanying notes are an integral part of these financial statements.

                              OrganiTech USA, Inc. (A Development Stage Company)

Statements of Cash Flows
--------------------------------------------------------------------------------

                                                                                                           Amounts
                                                                                                         Accumulated
                                                                             Six months ended June 30,    during the
                                                                             -------------------------    development
                                                                                2001          2000           Stage
                                                                             -----------  ------------  --------------
                                                                                    Unaudited              Unaudited
                                                                             -------------------------  --------------
                                                                                       U.S.$                  U.S.$
                                                                             -------------------------  --------------
Net loss                                                                       (858,484)     (451,509)      (2,345,808)

Adjustments to reconcile net loss to net cash used in operating activities:

Stock based compensation                                                         65,062       149,800          380,375
Depreciation                                                                     10,222         1,308           20,079
Provision for severance pay, net                                                 (1,481)       14,927           15,630
Increase in accounts receivable and prepaid expenses                            (69,459)      (59,334)        (158,369)
Increase in inventories                                                         (62,838)            -          (62,838)
Increase in trade accounts payable                                               81,741       159,595          211,055
Increase in other accounts payable                                               61,522       122,652          312,025
                                                                              ---------      --------       ----------

Net cash used in operating activities                                          (773,715)      (62,561)      (1,627,851)
                                                                              ---------      --------       ----------
Cash flows used in investing activities:
Purchase of fixed assets                                                        (24,304)      (57,439)        (142,789)
Purchase of other assets                                                              -      (100,000)         (16,880)
                                                                              ---------      --------       ----------
Net cash used in investing activities                                           (24,304)     (157,439)        (159,669)
                                                                              ---------      --------       ----------
Cash flows from financing activities:
Increase in short-term bank credit, net                                               -         9,140                -
Deferred issuance expenses                                                      (10,000)            -          (10,000)
Proceeds from issuance of shares
  net of issuance costs                                                       2,265,514        39,958        3,409,117
Payments on account of shares                                                         -       100,000                -
                                                                              ---------      --------       ----------
Net cash provided by financing activities                                     2,255,514       149,098        3,399,117
                                                                              ---------      --------       ----------
Effect of exchange rate changes on cash                                               -             -            7,266
                                                                              ---------      --------       ----------
Net increase (decrease) in cash
   and cash equivalents                                                       1,457,495       (70,902)       1,618,863

Cash and cash equivalents at
   beginning of period                                                          161,368        83,146                -
                                                                              ---------      --------       ----------
Cash and cash equivalents at
   end of period                                                              1,618,863        12,244        1,618,863
                                                                              =========      ========       ==========
Supplementary disclosures of cash flow information

Cash paid for interest                                                            1,223           701            4,268
                                                                              =========      ========       ==========

The accompanying notes are an integral part of these financial statements.

                              OrganiTech USA, Inc. (A Development Stage Company)


Notes to the Financial Statements as of June 30, 2001 (Unaudited)
--------------------------------------------------------------------------------


Note 1 - Description of Business

     OrganiTech USA, Inc. (the "Company") (formerly "Incubate This!, Inc.) is presently and primarily engaged through its wholly owned subsidiary, OrganiTech Ltd. ("OrganiTech Israel"), a company organized under the laws of Israel, in the development of technologies, platforms, and applied engineering solutions that cost effectively and completely automate the method by which many foods, plants, and extracts are cultivated. Since its formation, OrganiTech Israel has been developing its first proprietary solution, the GrowTECH 2000 (TM) ("GrowTech"), which is a low input-high output, self-contained, portable, robotic, sustainable agricultural platform designed to automatically seed, transplant and harvest commercial quantities of hydroponics, pesticide free, green leaf vegetables.


Note 2 - Basis of Presentation

     The accompanying unaudited interim consolidated financial statements as of June 30, 2001 and for the six and three month periods then ended ("the interim financial statements") were prepared in a condensed form in accordance with the instructions for Form 10-QSB and, therefore, do not include all disclosures necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. All adjustments which are, in the opinion of management, of a normal recurring nature and are considered necessary for a fair presentation of the interim financial statements have been included. The results of operations for the six month period ended June 30, 2001 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2001 or any other interim period. The accounting policies applied in the preparation of these interim financial statements are identical to those applied in the preparation of the latest annual financial statements. These interim statements should be read in conjunction with the Company's annual financial statements as of December 31, 2000 and for the year then ended and the accompanying notes thereof.


Note 3 - Inventories

                                               June 30,          December 31,
                                                 2001                2000
                                              ---------          ------------
                                              Unaudited            Audited
                                              ---------          ------------
                                                U.S.$               U.S.$
                                              ---------          ------------

   Raw materials                                 2,088                  -
   Work in process                              14,541                  -
   Finished goods                               46,209                  -
                                             ---------          ---------
                                                62,838                  -
                                             =========          =========

                              OrganiTech USA, Inc. (A Development Stage Company)


Notes to the Financial Statements as of June 30, 2001 (Unaudited)
--------------------------------------------------------------------------------

Note 4 - Income Tax

     The law for the Encouragement of Capital Investment, 1959

     In April 2001, OrganiTech Israel was granted a status of an "Approved Enterprise" under the Israeli law for the Encouragement of Capital Investments, 1959.

     During the period of benefits, the income deriving from the "Approved Enterprise" will be tax exempt for a period of ten years, commencing the first year the "Approval Enterprise" generates taxable income.

     The entitlement to the above benefits is conditional upon OrganiTech Israel's fulfilling the conditions stipulated by the law, regulations published thereunder and the instruments of approval for the specific investment in the Approved Enterprise. In the event of failure to comply with these conditions, the benefits may be canceled and OrganiTech Israel may be required to refund the amount of the benefits previously received, in whole or in part, with the addition of linkage differences and interest.

Note 5 - Pro Forma Information

     In January 2001, the Company signed an agreement with OrganiTech Israel, whereby the Company issued 7.5 million shares of common stock to the shareholders of OrganiTech Israel in exchange for all of the outstanding ordinary shares of the OrganiTech Israel not already owned by the Company.


     The 7.5 million shares of common stock issued by the Company to the selling shareholders represented 67.57% of the voting common stock of the Company. Accordingly, this business combination is considered to be a reverse acquisition. As such, for accounting purposes, OrganiTech Israel is considered to be the acquirer while the Company is considered to be the acquiree.

     The following consolidated unaudited pro forma information gives effect to the business combination as if it had occurred on January 1, 2000.

                                                           Six months ended June 30,     Three months ended June 30,
                                                           -------------------------     ---------------------------
                                                              2001           2000           2001             2000
                                                           ----------     ----------     ----------       ----------
                                                                   Unaudited                      Unaudited
                                                           -------------------------     ---------------------------
                                                                     U.S.$                          U.S.$
                                                           -------------------------     ---------------------------
     Revenues                                                       -              -               -               -
     Net loss                                                 858,484      1,167,629         421,626         843,938
     Net loss per share                                         0.077          0.105           0.038           0.076
     Weighted average number of
       shares outstanding                                  11,100,000     11,100,000      11,100,000      11,100,000

Note 6 - Loss Per Share

     Basic loss per share is computed by dividing losses attributable to common stockholders by the weighted average number of common shares outstanding for the period. The computation of diluted loss per share does not assume the issuance of common shares for all potential common shares as the effect would be anti-dilutive.

                              OrganiTech USA, Inc. (A Development Stage Company)


Notes to the Financial Statements as of June 30, 2001 (Unaudited)
--------------------------------------------------------------------------------

     Note 7 - Contingencies and Commitments

       A. OrganiTech Israel receives grants from the Government of Israel through the office of the Chief Scientist of the Ministry of Industry and Trade, commonly referred to as the Chief Scientist, for the financing of a significant portion of OrganiTech Israel's research and development expenditures in Israel.

             The terms of the Chief Scientist grants restrict OrganiTech Israel's ability to manufacture products or transfer technologies developed using these grants outside of Israel.

             OrganiTech Israel is obligated to pay royalties to the Government of Israel ranging from 3% to 5% on sales of products developed with the grants from the Chief Scientist, not to exceed the total amount of grants received.

             OrganiTech Israel had received research and development grants from the Chief Scientist in the amounts of U.S.$247,000 and U.S.$108,000 as of June 30, 2001 and 2000, respectively.

       B. In February 2000, OrganiTech Israel signed a distribution agreement whereby it granted Net Alim the exclusive right to market OrganiTech Israel's GrowTech platforms in Israel. Under the terms of the agreement, Net Alim agreed to purchase two GrowTech platforms in consideration for U.S.$100,000. In March 2000, OrganiTech Israel received an advance payment from Net Alim in an amount of U.S.$60,000. In July 2000, OrganiTech Israel delivered the two GrowTech platforms to Net Alim.

             OrganiTech Israel is currently involved in negotiations with Net Alim regarding certain claims concerning the distribution agreement and the GrowTech platforms delivered to Net Alim thereunder.

             According to OrganiTech Israel's Israeli legal advisors, OrganiTech Israel's exposure in respect of these claims would be immaterial.

       C. In July 2000, OrganiTech Israel signed a memorandum of understanding with a Singaporean company whereby it committed to sell two GrowTech platforms in consideration for U.S.$50,000 each. OrganiTech Israel received an advance of U.S.$100,000 for two GrowTech platforms which were scheduled to be delivered in 2001. The two GrowTech platforms were delivered to the Singaporean company in June 2001.

             A six month experimental stage commenced upon delivery of the two GrowTech platforms. The Singaporean company is committed to purchase an additional 15 GrowTech platforms for U.S.$ 75,000 each and will have exclusive sales and marketing rights to the GrowTech platform in Singapore.

             If the GrowTech platforms show unsatisfactory production capabilities, the memorandum of understanding will be terminated and OrganiTech Israel and the Singaporean company will be released from their respective obligations thereunder.


Note 8 - Subsequent Events

       A. OrganiTech Israel and a third party are holding negotiations with the Singapore-Israel Industrial Research and Development Foundation ("SIIRDF") for funding the development of an updated version of the GrowTech. The SIIRDF will participate in 40% of the research and development expenses incurred, subject to a maximum amount.

                              OrganiTech USA, Inc. (A Development Stage Company)


Notes to the Financial Statements as of June 30, 2001 (Unaudited)
--------------------------------------------------------------------------------

             OrganiTech Israel, together with the third party, will repay such grants to the SIIRDF commencing with the first commercial sale of the updated version of the GrowTech funded product.

       B. In July 2001, the Fund for Export Encouragement of the Israeli Ministry of Industry and Trade (the "Fund") has agreed to participate in financing OrganiTech Israel's marketing expenses incurred during 2001 and according to the approved marketing plan, up to an amount of U.S.$40,000, subject to the fulfillment of the Fund's requirements.

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

Plan of Operation

         Our core business is conducted primarily through our wholly-owned subsidiary OrganiTech Ltd., a company organized under the laws of Israel ("OrganiTech"). OrganiTech develops technologies, platforms, and applied engineering solutions that cost effectively and completely automate the method by which many foods, plants, and extracts are cultivated. Since OrganiTech's formation, it has been developing its first proprietary solution, the GrowTECH 2000(TM) ("GrowTech"), which is a low input-high output, self-contained, portable, robotic, sustainable agricultural platform designed to automatically seed, transplant and harvest commercial quantities of hydroponic, pesticide free, green leaf vegetables. During the past quarter, OrganiTech received a U.S. patent for the GrowTech, which we believe will provide OrganiTech with a strong advantage over its competitors and enable OrganiTech to increase its research and development efforts of integrating the technologies of the GrowTech into new platforms. Additionally, OrganiTech recently commenced the commercial launch and initial sales of a new line of its products, PhytoChamber(TM). PhytoChamber is a two-chambered, cost-effective platform that maximizes growth conditions for certain plants used by biotechnology researchers. OrganiTech expects to receive some proceeds from sales of the PhytoChamber at the end of this fiscal year.

         We intend to focus the majority of our financial resources over the next 12 months on OrganiTech, which is endeavoring, among other things, to complete development of the GrowTech and increase the marketing efforts related to the PhytoChamber. The primary research and development goals of OrganiTech over the next 12 months are to:

o    Develop a commercially viable cultivation platform for green leaf plants;

o Continue research on the development of new platforms by migration of its existing technologies to new applications;

o Improve the operational characteristics of the GrowTech and the PhytoChamber; and

o    Research new potential markets and opportunities.

         Additionally, we plan to increase OrganiTech's involvement with its business activities in Singapore through the development of a commercial version of the GrowTech and adjust the GrowTech machine to meet market needs. In order to fund this activity in Singapore, OrganiTech has recently received preliminary approval for two years project financing from the Singapore-Israel Industrial Research and Development Foundation ("SIIRDF") in the maximum amount of U.S.$421,359 and expect to receive final approval and the funding from SIIRDF over the next 12 months. However, there is no guarantee that this expected approval will occur. If OrganiTech does not receive the funding from SIIRDF, OrganiTech will continue the development of the technology related to this product, but will be required to seek alternative financing sources in order to increase its involvement with its business activities in Singapore with regard to this project and Organitech's relationship with a local Singaporean company.

         With the exception of our production facility discussed below, we believe that we have sufficient cash to satisfy our and OrganiTech's operational and developmental requirements over the next 12 months. Our future operational and developmental requirements, however, will depend upon numerous factors, including,

            o   the progress of our research activities;

            o   the number and scope of our research programs;

            o the establishment of additional beta site farms in key markets apart from Singapore;

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

         Over the next 12 months, we intend to establish and operate a production facility, subject to commercial orders of the GrowTech being received. During the last quarter, OrganiTech received approval from the Investment Center of the Israel Ministry of Commerce and Trade to operate a production facility under certain tax exempt conditions. The receipt of such tax benefits is conditional upon OrganiTech's fulfilling certain obligations stipulated by Israeli law, regulations published thereunder and instruments of approval. If OrganiTech fails to comply with such conditions, the tax benefits may be canceled and OrganiTech may be required to refund, in whole or in part, any benefits previously received. In connection with the production facility, we may purchase plant equipment or other significant equipment. The establishment and operation of the production facility, however, is dependent on the raising of additional capital. We currently do not have any commitments for additional capital to finance the production facility.

         We do not expect to institute a significant change in the number of employees over the next 12 months.

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

(b)      Reports on Form 8-K

         (1) We filed a report on Form 8-K/A on May 17, 2001 for an event occurring on January 26, 2001, amending Form 8-K filed with the Securities and Exchange Commission on February 9, 2001, attaching the required audited financial statements and pro forma financial information in connection with the acquisition by us of all of the outstanding shares of capital stock of OrganiTech.

         (2) We filed a report on Form 8-K on April 5, 2001 for an event occurring on March 29, 2001, reporting a change in certifying accountants.

                                   SIGNATURES


         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  OrganiTech USA, Inc.




Date: August 13, 2001                            By: /s/ Lior Hessel
                                                    -----------------------
                                                      Lior Hessel
                                                      President




Date: August 13, 2001                            By: /s/ Tamir Rabina
                                                     -------------------------
                                                       Tamir Rabina
                                                       Chief Financial Officer