Form 10QSB
period 2001-09-30
ORGANITECH USA INC
filed 2001-11-13
CIK 832810

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   Form 10-QSB


                                   (Mark One)

                 [x] Quarterly Report under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                for the quarterly period ended September 30, 2001
                                               ------------------


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


                   Technion Science Park, Nesher 36001, Israel
                   -------------------------------------------
                    (Address of principal executive offices)

                                 972-4-830-8320
                           ---------------------------
                           (Issuer's Telephone Number)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [x]   No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of October 31, 2001, this issuer had 11,000,000 shares of its common stock outstanding.

Transitional Small Business Disclosure Format (Check one):  Yes [ ]   No [x]

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements


                              ORGANITECH USA, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                    INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                            AS OF SEPTEMBER 30, 2001
                                   (UNAUDITED)


Contents

                                                                        Page

Balance Sheet                                                            2

Statements of Operations                                                 3

Statements of Cash Flows                                                 4

Notes to the Financial Statements                                       5-9

                              OrganiTech USA, Inc. (A Development Stage Company)

Balance Sheets
--------------------------------------------------------------------------------------------------------
                                                                         September 30,    December 31,
                                                                             2001             2000
                                                                         -------------    ------------
                                                                           Unaudited         Audited
                                                                         -------------    ------------
                                                             Note            U.S.$            U.S.$
                                                           --------      -------------    -------------
 Current assets
 Cash and cash equivalents                                                   1,056,927          161,368
 Short-term investments                                                         22,970                -
 Trade accounts receivable                                                       4,102                -
 Other accounts receivable                                                      60,779           38,156
 Prepaid expenses                                                               54,143           50,754
 Inventories                                                  3                 94,811                -
                                                                            ----------       ----------
                                                                             1,293,732          250,278
                                                                            ----------       ----------
 Other assets                                                                   16,880           16,880
                                                                            ----------       ----------
 Fixed assets
 Cost                                                                          142,737          118,485
 Less - accumulated depreciation                                                25,933            9,857
                                                                            ----------       ----------
                                                                               116,804          108,628
                                                                            ----------       ----------
                                                                             1,427,416          375,786
                                                                            ==========       ==========
 Current liabilities
 Short-term credits                                                              9,685                -
 Trade accounts payable                                                         67,237          136,580
 Other accounts payable and accrued liabilities                                105,419                 *
                                                                                                 90,503
 Deferred income                                                               135,000         *160,000
                                                                            ----------       ----------
                                                                               317,341          387,083
                                                                            ----------       ----------
 Accrued severance pay                                                          15,240          *17,111
                                                                            ----------       ----------
 Stockholders' equity (deficit)

 Common stock of U.S.$ 0.001 par value, authorized -
   800,000,000 shares, issued and outstanding -
   11,000,000 shares and 7,500,000 shares as of
   September 30, 2001 and December 31, 2000 respectively                        11,100            7,500

Additional paid-in capital                                                   3,398,017        1,136,103

 Stock based compensation                                                      403,352          315,313

 Deficit accumulated during the development stage                           (2,717,634)      (1,487,324)
                                                                            ----------       ----------
                                                                             1,094,835          (28,408)

 Treasury stock                                               4                      -                -
                                                                            ----------       ----------
 Total stockholders' equity (deficit)                                        1,094,835          (28,408)
                                                                            ----------       ----------
                                                                             1,427,416          375,786
                                                                            ==========       ==========

* Reclassified.


--------------------------------                  -----------------------------
Chairman of the Board                             President

The accompanying notes are an integral part of these financial statements.

                              OrganiTech USA, Inc. (A Development Stage Company)

Statements of Operations
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                              Amounts
                                                    Nine months ended             Three months ended        Accumulated
                                                      September 30,                 September 30,           during the
                                                   -------------------           --------------------       development
                                                   2001           2000           2001            2000          Stage
                                                   ----           ----           ----            ----       -----------
                                                        Unaudited                      Unaudited             Unaudited
                                                   -------------------           --------------------       -----------

                                      Note                U.S.$                          U.S.$                  U.S.$
                                    --------       -------------------           --------------------       -----------
 Revenue                                             8,500              -          8,500               -          8,500

 Cost of revenue                                     6,444              -          6,444               -          6,444
                                                ----------      ---------     ----------       ---------      ---------

 Gross profit                                        2,056              -          2,056               -          2,056

 Research and development
   expenses, net                                   673,527        766,125        107,849         331,577      1,834,405

 Selling and Marketing
   expenses, net                                    99,685              -         99,685               -         99,685

 General and administrative
   expenses                                        477,190        240,093        156,680         226,480        812,973
                                                ----------      ---------     ----------       ---------      ---------

 Operating loss                                  1,248,346      1,006,218        362,158         558,057      2,745,007

 Financing income                                  (55,889)        (8,188)       (21,233)         (8,137)       (74,278)

 Financing expenses                                 27,853          8,929         20,901           5,530         36,905

 Other expenses                                     10,000              -         10,000               -         10,000
                                                ----------      ---------     ----------       ---------      ---------

 Loss before income tax                          1,230,310      1,006,959        371,826         555,450      2,717,634

 Income tax                             5                -              -              -               -              -
                                                ----------      ---------     ----------       ---------      ---------

 Net Loss                                        1,230,310      1,006,959        371,826         555,450      2,717,634
                                                ==========     ==========     ==========       =========      =========
 Basic and diluted net loss
   Per ordinary share                                0.115          0.139          0.033           0.074
                                                ==========     ==========     ==========       =========
 Weighted average number
  of ordinary shares
  outstanding used in basic
  and diluted loss per
  share calculations                            10,700,000      7,242,647     11,100,000       7,500,000
                                                ==========     ==========     ==========       =========

The accompanying notes are an integral part of these financial statements.

                              OrganiTech USA, Inc. (A Development Stage Company)

Statements of Cash Flows
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                            Amounts
                                                                                                          Accumulated
                                                                      Nine months ended September 30,     during the
                                                                      -------------------------------     development
                                                                           2001             2000             Stage
                                                                      --------------  ---------------     -----------
                                                                                 Unaudited                 Unaudited
                                                                      -------------------------------     -----------
                                                                                   U.S.$                     U.S.$
                                                                      -------------------------------     -----------
 Cash flows used in operating activities

 Net loss                                                                 (1,230,310)      (1,006,959)      (2,717,634)

 Adjustments to reconcile net loss to net cash used in operating activities:

 Stock based compensation                                                     88,039          224,700          403,352
 Depreciation                                                                 16,076            4,702           25,933
 Provision for severance pay, net                                             (1,871)          18,259           15,240
 Increase in accounts trade receivable                                        (4,102)               -           (4,102)
 Increase in other trade accounts receivable and prepaid
 Expenses                                                                    (26,012)        (166,754)        (114,922)
 Increase in inventories                                                     (94,811)               -          (94,811)
 Increase (decrease) in trade accounts payable                               (61,221)         162,929           68,093
 Increase (decrease) in other accounts payable and accrued
 Expenses                                                                     14,916         *108,739        * 105,419
Increase (decrease) in deferred income                                       (25,000)        *160,000        * 135,000
                                                                         -----------      -----------      -----------
Net cash used in operating activities                                     (1,324,296)        (494,384)      (2,178,432)
                                                                         -----------      -----------      -----------
 Cash flows used in investing activities:
 Increase in short-term investments                                          (22,970)               -          (22,970)
 Purchase of fixed assets                                                    (24,252)         (88,795)        (142,737)
 Purchase of other assets                                                          -                 -         (16,880)
                                                                         -----------      -----------      -----------
 Net cash used in investing activities                                       (47,222)         (88,795)        (182,587)
                                                                         -----------      -----------      -----------
 Cash flows from financing activities:
 Increase (decrease) in short-term credit, net                                 9,685           (1,107)           9,685
 Proceeds from issuance of shares net of issuance costs                    2,265,514        1,031,341        3,409,117
                                                                         -----------      -----------      -----------
 Net cash provided by financing activities                                 2,275,199        1,030,234        3,418,802
                                                                         -----------      -----------      -----------
 Effect of exchange rate changes on cash                                      (8,122)             940             (856)
                                                                         -----------      -----------      -----------
 Net increase in cash and cash equivalents                                   895,559          447,995        1,056,927

Cash and cash equivalents at beginning of period                             161,368           83,146                -
                                                                         -----------      -----------      -----------
 Cash and cash equivalents at end of period                                1,056,927          531,141        1,056,927
                                                                         ===========      ===========      ===========
Supplementary disclosures of cash flow information

Cash paid for interest                                                            80               87              261
                                                                         ===========      ===========      ===========

* Reclassified

The accompanying notes are an integral part of these financial statements.

                              OrganiTech USA, Inc. (A Development Stage Company)

Notes to the Financial Statements as of September 30, 2001 (Unaudited)
--------------------------------------------------------------------------------

Note 1 - Description of Business

     OrganiTech USA, Inc. (the "Company") (formerly Incubate This!, Inc.) is presently and primarily engaged through its wholly owned subsidiary, OrganiTech Ltd. ("OrganiTech Ltd."), a company organized under the laws of Israel, in the development of technologies, platforms, and applied engineering solutions that cost effectively and completely automate the method by which many foods, plants, and extracts are cultivated. Since its formation, the Company has been developing its first proprietary solution, the GrowTECH 2000 (TM), which is a low input-high output, self-contained, portable, robotic, sustainable agricultural platform designed to automatically seed, transplant and harvest commercial quantities of hydroponics, pesticide free, green leaf vegetables.

     To date, the Company has not generated any revenues from sales of the GrowTech 2000 platform. The Company's losses could continue for the next several years as it continues to expand research and development activities, increase its manufacturing and sales and marketing capabilities.

     The continuation of the company's operation is dependent on the completion of the development and the onset of selling, or on the obtaining of additional external sources of financing.


Note 2 - Basis of Presentation

     The accompanying unaudited interim consolidated financial statements as of September 30, 2001 and for the nine and three month periods then ended ("the interim financial statements") were prepared in a condensed form in accordance with the instructions for Form 10-QSB and, therefore, do not include all disclosures necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. All adjustments which are, in the opinion of management, of a normal recurring nature and are considered necessary for a fair presentation of the interim financial statements have been included. The results of operations for the nine month period ended September 30, 2001 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2001 or any other interim period. The accounting policies applied in the preparation of these interim financial statements are identical to those applied in the preparation of the latest annual financial statements. These interim statements should be read in conjunction with the Company's annual financial statements as of December 31, 2000 and for the year then ended and the accompanying notes thereof.


Note 3 - Inventories

                                       September 30,        December 31,
                                           2001                 2000
                                       -------------       -------------
                                        Unaudited            Audited
                                       -------------       -------------
                                          U.S.$               U.S.$
                                       -------------       -------------
   Raw materials                          2,170                  -
   Work in process                       29,375                  -
   Finished goods                        63,266                  -
                                         ------             ------
                                         94,811                  -
                                         ======             ======

                              OrganiTech USA, Inc. (A Development Stage Company)

Notes to the Financial Statements as of September 30, 2001 (Unaudited)
--------------------------------------------------------------------------------

Note 4 - Treasury stock

     In October 2000, the Company issued 100,000 shares of common stock to an OrganiTech Ltd. consultant ("the consultant") according to a consulting agreement ("the consulting agreement"). In September 2001, the Company accepted 100,000 shares of common stock of the Company from the consultant due to certain corporate restructuring undergone by the Company, as described in note 6 to the financial statements, shortly thereafter the consulting agreement was terminated at the Parties' mutual agreement.


Note 5 - Income Tax


     The law for the Encouragement of Capital Investment, 1959

     In April 2001, OrganiTech Ltd. was granted a status of an "Approved Enterprise" under the Israeli law for the Encouragement of Capital Investments, 1959.

     During the period of benefits, the income deriving from the "Approved Enterprise" will be tax exempt for a period of ten years, commencing the first year the "Approval Enterprise" generates taxable income. In the event of distribution of cash dividends from income which was tax exempt, Organitech Ltd. would have to pay 25% tax in respect of the amount distributed.

     The entitlement to the above benefits is conditional upon OrganiTech's fulfilling the conditions stipulated by the law, regulations published thereunder and the instruments of approval for the specific investment in the Approved Enterprise. In the event of failure to comply with these conditions, the benefits may be canceled and the Company may be required to refund the amount of the benefits previously received, in whole or in part, with the addition of linkage differences and interest.

                              OrganiTech USA, Inc. (A Development Stage Company)

Notes to the Financial Statements as of September 30, 2001 (Unaudited)
--------------------------------------------------------------------------------

Note 6 - Pro Forma Information

     In January 2001, the Company signed an agreement with OrganiTech Ltd., whereby the Company issued 7.5 million shares of common stock to the shareholders of OrganiTech Ltd. in exchange for all of the outstanding ordinary shares of the OrganiTech Ltd. not already owned by the Company.

     The 7.5 million shares of common stock issued by the Company to the selling shareholders represented 67.57% of the voting common stock of the Company. Accordingly, this business combination is considered to be a reverse acquisition. As such, for accounting purposes, OrganiTech Ltd. is considered to be the acquirer while the Company is considered to be the acquiree.

     The following consolidated unaudited pro forma information gives effect to the business combination as if it had occurred on January 1, 2000.

                                                              Nine months ended        Three months ended September
                                                                September 30,                 September  30,
                                                             -------------------           --------------------
                                                             2001           2000           2001            2000
                                                             ----           ----           ----            ----
                                                                  Unaudited                      Unaudited
                                                             -------------------           --------------------
                                                                    U.S.$                          U.S.$
                                                             -------------------           --------------------
   Revenues                                                   8,500              -           8,500               -
   Net loss                                               1,230,310      1,806,788         371,826         801,799
   Net loss per share                                         0.111          0.167           0.033           0.072
   Weighted average number of
     shares outstanding                                  11,100,000     10,842,647       11,100,000     11,100,000


Note 7 - Loss Per Share

     Basic loss per share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding for the period. The computation of diluted loss per share does not assume the issuance of common shares for all potential common shares as the effect would be anti-dilutive.


Note 8 - Contingencies and Commitments

     A. OrganiTech Ltd. receives grants from the Government of Israel through the office of the Chief Scientist of the Ministry of Industry and Trade, commonly referred to as the Chief Scientist, for the financing of a significant portion of OrganiTech Ltd. research and development expenditures in Israel.

        The terms of the Chief Scientist grants restrict OrganiTech Ltd. ability to manufacture products or transfer technologies developed using these grants outside of Israel.

        OrganiTech Ltd. is obligated to pay royalties to the Government of Israel ranging from 3% to 5% on sales of products developed with the grants from the Office of the Chief Scientist, not to exceed the total amount of grants received.

        OrganiTech Ltd. had received research and development grants from the Office of the Chief Scientist in the amounts of U.S.$ 247,000 and U.S.$ 109,000 as of September 30, 2001 and 2000, respectively.

                              OrganiTech USA, Inc. (A Development Stage Company)

Notes to the Financial Statements as of September 30, 2001 (Unaudited)
--------------------------------------------------------------------------------

Note 8 - Contingencies and Commitments (cont'd)


     B. In February 2000, OrganiTech Ltd. signed a distribution agreement whereby it granted Net Alim the exclusive right to market OrganiTech Ltd.'s GrowTech platforms in Israel. Under the terms of the agreement, Net Alim agreed to purchase two GrowTech platforms in consideration for U.S. $100,000. In March 2000, OrganiTech Ltd. received an advance payment from Net Alim in an amount of U.S.$60,000. In July 2000, OrganiTech Ltd. delivered the two GrowTech platforms to Net Alim.

        OrganiTech Ltd. is currently involved in negotiations with Net Alim regarding certain claims concerning the GrowTech platforms delivered and the distribution agreement. According to the Company's legal advisors the Company's exposure in respect of these claims would be immaterial.

     C. In July 2000, OrganiTech Ltd. signed a memorandum of understanding with a Singaporean company whereby OrganiTech Ltd. committed to sell two GrowTech platforms in consideration for U.S.$50,000 each. OrganiTech Ltd. received an advance of U.S.$100,000 for two GrowTech platforms which were scheduled to be delivered during 2001. The two GrowTech platforms were delivered in June 2001.

        A six month experimental stage commenced upon delivery of the two GrowTech platforms. The Singaporean company is committed to purchase additional fifteen GrowTech platforms for U.S.$75,000 each and will have exclusive sales and marketing rights to the GrowTech platform in Singapore.

        If the GrowTech platforms show unsatisfactory production capabilities, the memorandum of understanding will be terminated and OrganiTech Ltd. and the Singaporean company will be released from their respective obligations thereunder.

     D. In July 2001, the Fund for Export Encouragement of the Israeli Ministry of Industry and Trade, has agreed to participate in financing OrganiTech Ltd. marketing expenses incurred during 2001 and according to the approved marketing plan, up to an amount of U.S.$40,000, subject to fulfillment of the Fund's requirements.

        OrganiTech Ltd. has received grants from the Export Encouragement of the Israeli Ministry of Industry and Trade in the amount of U.S.$31,000 as of September 30, 2001.

     E. OrganiTech Ltd. and a Singaporean company have received preliminary approval from the Singapore-Israel Industrial Research and Development Foundation ("SIIRDF") for funding the development of an updated commercial version of the GrowTech. SIIRDF will pay 40% of the research and development expenses incurred, subject to a maximum amount of U.S.$421,359. OrganiTech Ltd. has not received final approval from the SIIRDF for the funding project.

        Upon obtaining final approval for the SIIRDF funding project, OrganiTech Ltd., together with the Singaporean company, will be obligated to pay royalties to SIIRDF ranging from 3% to 5% on sales of products developed with the funding from the SIIRDF. The amount of royalties payable to the SIIRDF shall not exceed the amount of funding from the SIIRDF.

                              OrganiTech USA, Inc. (A Development Stage Company)

Notes to the Financial Statements as of September 30, 2001 (Unaudited)
--------------------------------------------------------------------------------

Note 9 - Subsequent Events

       A. On October 3, 2001, the Financial Accounting Standards Board ("FASB") issued FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While Statement No. 144 supersedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, it retains many of the fundamental provisions of that Statement. Implementation of the standard is not expected to have a material impact on the Company's financial position or results of operations.

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

Plan of Operation

         Our core business is conducted primarily through our wholly-owned subsidiary OrganiTech Ltd., a company organized under the laws of Israel ("OrganiTech"). OrganiTech develops technologies, platforms, and applied engineering solutions that cost effectively and completely automate the method by which many foods, plants, and extracts are cultivated. Since OrganiTech's formation, it has been developing its first proprietary solution, the GrowTECH 2000(TM) ("GrowTech"), which is a low input-high output, self-contained, portable, robotic, sustainable agricultural platform designed to automatically seed, transplant and harvest commercial quantities of hydroponic, pesticide free, green leaf vegetables. OrganiTech has received a U.S. patent for the GrowTech, which we believe will provide OrganiTech with a strong advantage over its competitors and enable OrganiTech to increase its research and development efforts of integrating the technologies of the GrowTech into new platforms. OrganiTech recently commenced the commercial launch and initial sales of a new line of its products, PhytoChamber(TM). PhytoChamber is a two-chambered, cost-effective platform that maximizes growth conditions for certain plants used by biotechnology researchers. During the last quarter, OrganiTech sold one prototype PhytoChamber for approximately $8,500. More recently, at the beginning of our fourth quarter, OrganiTech sold one PhytoChamber for approximately $21,000. OrganiTech expects to receive proceeds from additional sales of the PhytoChamber during our fourth quarter.

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

     Additionally, we plan to increase OrganiTech's involvement with its business activities in Singapore through the development of an updated commercial version of the GrowTech which is adaptable to the needs of the Southeast Asian market. In order to fund this activity in Singapore, OrganiTech and a Singaporean company have received preliminary approval for financing from the Singapore-Israel Industrial Research and Development Foundation ("SIIRDF"). SIIRDF will fund 40% of the research and development expenses incurred in connection with the development of a commercial version of the GrowTech, up to a maximum amount of U.S.$421,359. OrganiTech Ltd. has not received final approval from the SIIRDF for the funding project. If OrganiTech does not receive the funding from the SIIRDF, OrganiTech will continue the development of the technology related to this product, but will be required to seek alternative financing sources in order to increase its involvement with its business activities in Singapore.

         Upon obtaining final approval for the SIIRDF funding project, OrganiTech, together with the Singaporean company, will be obligated to pay royalties to SIIRDF ranging from 3% to 5% on sales of products developed with the funding from the SIIRDF. The amount of royalties payable to the SIIRDF shall not exceed the amount of funding from the SIIRDF.

         OrganiTech is also planning on increasing its involvement with its business activities in Europe and North America. OrganiTech is currently negotiating with third parties to establish beta site farms in Europe and North America.

         During the last quarter, OrganiTech received approval of an $85,000 grant from the Chief Scientist of the Israeli Ministry of Commerce to work with the Weitzman Institute's Magnaton program for the development of a breeding program for miniature tomatoes. OrganiTech intends to apply for additional financing from the Chief Scientist to fund the engineering costs for the development of the breeding program.

         During the last quarter, the Fund for Export Encouragement of the Israeli Ministry of Industry and Trade agreed to finance up to $40,000 of OrganiTech's 2001 market expenses, subject to the fulfillment of the Fund's requirements.

         OrganiTech does not have sufficient cash to satisfy our and OrganiTech's operational and developmental requirements over the next 12 months. We are currently evaluating funding alternatives. If we are unable to raise net proceeds of at least $500,000 by the end of our current fiscal year, we will have to reduce our and OrganiTech's annual operational and developmental budget by approximately 30% during the first quarter of 2002. OrganiTech's and our future operational and developmental requirements, will depend upon numerous factors, including,

o our ability to raise additional funding;

o the progress of our and OrganiTech's research activities;

o the number and scope of our and OrganiTech's research programs;

o the establishment of additional beta site farms in other key markets apart from Singapore, such as in Europe and North America;

o the progress of our and OrganiTech's development activities;

o our and OrganiTech's ability to maintain current research and development programs;

o the costs involved in prosecuting and enforcing patent claims and other intellectual property rights; and

o the costs and timing of regulatory approvals.

         As mentioned above, we are seeking additional funding through additional sales of securities. There is, however, no assurance that we will be able to obtain additional financing on acceptable terms or at all.

         Over the next 12 months, OrganiTech intends to lease and operate a production facility subject to commercial orders of the GrowTech being received. OrganiTech is currently in negotiations with a third party for such production facility. OrganiTech has received approval from the Investment Center of the Israel Ministry of Commerce and Trade to operate a production facility under certain tax exempt conditions. The receipt of such tax benefits is conditional upon OrganiTech's fulfilling certain obligations stipulated by Israeli law, regulations published thereunder and instruments of approval, such as moving our operations into a certain geographic area as determined by the Investment Center. If OrganiTech fails to comply with such conditions, the tax benefits may be canceled and OrganiTech may be required to refund, in whole or in part, any benefits previously received. In connection with the production facility, we and/or OrganiTech may purchase plant equipment or other significant equipment.

         We do not expect to institute a significant change in the number of employees over the next 12 months; provided, however, if we are unable to raise an additional $500,000 in net proceeds by the end of the current fiscal year, we will have to reduce salaries for all employees and we will have to reduce OrganiTech's workforce by 3 or 4 temporary employees.

PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.

(b) Reports on Form 8-K

         (1) We filed a report on Form 8-K/A on August 13, 2001 for an event occurring on March 29, 2001, amending Form 8-K filed with the Securities and Exchange Commission on April 5, 2001, amending our disclosure regarding the change in our independent accountants and attaching the required letter from our former independent accountants.

                                   SIGNATURES
                                   ----------

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  OrganiTech USA, Inc.




Date:  November 12, 2001                          By: /s/ Lior Hessel
                                                     ---------------------------
                                                     Lior Hessel
                                                     President



Date:  November 12, 2001                          By: /s/ Tamir Rabina, CPA
                                                     ---------------------------
                                                     Tamir Rabina, CPA
                                                     Chief Financial Officer