Form 10KSB
period 2001-12-31
ORGANITECH USA INC
filed 2002-04-15
CIK 832810

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB

                Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934
                                   (Mark One)
               [ X ] Annual report pursuant to section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                   For the fiscal year ended December 31, 2001

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

Check whether the issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such report(s)), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-KSB or any amendment to this Form 10-KSB. [ ]

       The issuer's revenue for its most recent fiscal year was: $32,620.

The aggregate market value of the registrant's voting and non-voting common equity held by non-affiliates of the registrant as of March 28, 2002 was $1,400,000 based upon the average of the bid and asked price of such common stock.

As of March 28, 2002, the issuer had 11,000,000 shares of its common stock outstanding.

              Transitional Small Business Format: Yes [ ] No [ X ]
                    Documents incorporated by reference: None

PART I

Our disclosure and analysis in this report contains some forward-looking statements. Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. They use words such as "anticipate," "estimate," "expect," "project," "intend," "plan," "believe," and other words and terms of similar meaning in connection with any discussion of future operating or financial performance. In particular, these include statements relating to the development of products, future revenues, capital expenditures, research and development expenditures, future financings and collaborations, personnel, manufacturing requirements and capabilities, and other statements regarding matters that are not historical facts or statements of current condition. Any or all of our forward-looking statements in this report may turn out to be wrong. They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. Consequently, no forward-looking statement can be guaranteed. Actual future results may vary materially. We do not intend to update our forward-looking statements to reflect future events or developments.

Item 1.  DESCRIPTION OF BUSINESS

General

OrganiTECH USA, Inc. (the "Company") was organized as a Colorado corporation on December 8, 1981 under the name Triangle, Inc. Since its formation, the Company has undergone numerous transitions and changes in its development and business strategies, as well as its name.

The Company is presently and primarily engaged through its wholly-owned subsidiary, Organitech, Ltd., a company organized under the laws of Israel ("Organitech"), in the development of technologies, platforms, and applied engineering solutions that cost effectively and completely automate the method by which many foods, plants, and extracts are cultivated. Since its formation, Organitech has been developing its first proprietary solution, the GrowTech 2000TM ("GrowTech"), which is a low input-high output, self-contained, portable, robotic, sustainable agricultural platform designed to automatically seed, transplant and harvest commercial quantities of hydroponic, pesticide free, green leaf vegetables.

Corporate History

The Company was initially organized as a Colorado corporation on December 8, 1981, under the name Triangle, Inc., ("Triangle") for the purpose of evaluating, structuring and completing a merger with, or acquisition of, prospects consisting of private companies, partnerships or sole proprietorships. In 1989, Triangle closed a public offering of its common stock and warrants to purchase its common stock. The Company was funded as a "blank check" company. For the period from 1989 through 2000, the Company went through numerous transitions and changes in its development and business strategies.

On June 20, 2000, the Company entered into an Investment Agreement (the "Investment Agreement") with Organitech. The Company agreed to invest a total of U.S.$1,000,000 for 12,460 shares of preferred stock of Organitech at a price of U.S.$80.25 per preferred share. Under the terms of the Investment Agreement, the Company was given options to purchase additional shares at specified prices, within specified time periods.

On October 18, 2000, pending shareholder approval, the Company entered into a Share Exchange Agreement (the "Share Exchange Agreement") with Organitech and its shareholders, whereby Organitech shareholders would exchange 100% of the issued and outstanding shares of Organitech's capital stock in exchange for no less than 62.5% of issued and outstanding shares of common stock of the Company.

On January 16, 2001, the Company changed its state of incorporation from Colorado to Delaware. This change in its state of incorporation was approved by a vote of the requisite number of holders of outstanding shares of common stock of the Company at a special meeting of shareholders held on January 5, 2001 (the "Special Meeting").

At the end of January 2001, following shareholder approval for the transaction at the Special Meeting, the Company consummated the Share Exchange Agreement with Organitech. The Company issued 7.5 million shares of common stock to Organitech shareholders in exchange, and as consideration, for all of the outstanding shares of capital stock of Organitech not owned by the Company. No cash was exchanged in the transaction. As a result of the Share Exchange Agreement, Organitech became a wholly-owned subsidiary of the Company and Organitech's selling shareholders became the owners of approximately 67.57% of the Company's common stock.

In March 2001, the Company changed its name to OrganiTECH, USA, Inc. to more accurately reflect the Company's new focus on its agricultural applied engineering initiatives.

As of December 31, 2001, the Company had total cash and short-term investments of U.S.$816,880. Based on the Company's and Organitech's current monthly expenses of approximately U.S.$120,000, the Company does not have sufficient cash to satisfy the Company's and Organitech's operational and development requirements over the next 12 months. Based on the Company's current expenses, the Company anticipates running out of cash on or before July 31, 2001. The Company plans to seek additional funding through the sale of equity securities of the Company; however, there is no assurance that the Company will be able to obtain such additional financing on acceptable terms or at all.

Subsequent Event

In February 2002, the Company received an approval for a grant from the Chief Scientist of the Israeli Ministry of Commerce ("OCS") for funding a new research and development program regarding the adaptation of the GrowTech to miniature tomatoes. OCS will fund 50% of the research and development expenses up to a maximum aggregate funding amount of U.S.$178,000.

Agricultural Equipment Industry Overview

By 2030, the world's population is projected to reach an estimated 8 billion people - approximately 2 billion more than today. Additionally, during the next 50 years, worldwide demand for grain is expected to triple as the amount of arable land decreases by one half, according to scientists. Advances in technology are expected to continue to assist producers in increasing their overall productivity in the 21st century. Today, many of the largest agricultural equipment providers have begun to offer new precision farming technologies such as yield mapping systems, that reduce inputs and raise field productivity.

The practice of reducing inputs while raising output is a growing trend referred to as "sustainable agriculture." According to many industry experts, one of the most critical elements for agricultural equipment innovations is that they be guided by ecological considerations that not only increase world food production, but also preserve our non-renewable resources and reduce chemical usage. Water scarcity, global warming, ecological implications from fertilizers, and increased reliance on pesticides compound the need for new innovations that balance the needs of the natural world with the insatiable demands of the human world. Sustainable agricultural technologies, those that reduce input costs, increase yield, and are more earth friendly, are expected to drive the frontline of growth in the agriculture equipment industry.

Business Strategy

The Company is presently and primarily engaged, through its wholly-owned subsidiary, Organitech, in the development of technologies, platforms and applied engineering solutions that cost effectively and completely automate the method by which many foods, plants and extracts are cultivated.

Founded in July 1999 and based in Haifa, Israel, Organitech received United States patent protection for 56 patent claims on several advanced technologies that involve the automation of the cultivation process of plants and vegetables inside the GrowTech, an environmentally controlled 40-foot metal container. The Company believes that such patent protection in the United States will provide Organitech with a strong advantage over its competitors in the United States and enable Organitech to increase its research and development efforts of integrating the technologies of the GrowTech into new platforms. Representing the Company's first proprietary platform solution, the GrowTech utilizes advanced hydroponic systems, growth lighting systems, environmental control systems, revolutionary robotics, and computer technologies including proprietary farming software, to fully automate the entire cultivation process: Seeding - Germination - Growing - Harvesting. Additionally, the platform utilizes a real-time, closed loop, servo-control system (a mechanical and electronic control system for moving motors and actuators to a desired location) that is managed by a local area network architecture consisting of ten microprocessors per machine, thus allowing for the management of one or multiple field units.

The GrowTech is engineered to mitigate and/or eliminate costly labor, hazardous pesticides, arable land, expensive farming equipment, negative climate conditions, distribution inefficiencies, quality concerns, and low productivity levels. Additionally, the GrowTech is designed to deliver optimal growth conditions and scales of productivity many times greater than conventional equipment platforms for agricultural applications. Recent testing that began in January 2002 by Organitech relating to the production of specific lettuce types has shown a single GrowTech platform has the capability to harvest several hundred heads of lettuce per day after 40-45 days of growth in the machine from several hundred seeds when operating at complete efficiency. Due to the use of twenty-four hour growth lighting and the incorporation of precision environmental control techniques, the GrowTech has shown the ability to accelerate the growth cycle of plants to levels exceeding those produced by traditional "in the field" processes. Furthermore, due to the stackable nature of the platform, high levels of space efficiency are achievable. In August 2000, the GrowTech received kosher approval by an Israeli institution, which will enable Organitech to market the technology and green leafy vegetables to the Orthodox Jewish community.

In fisca1 year 2001, Organitech increased its presence in the Southeast Asia market by signing an agreement with Agronaut, a Singaporean distribution company, to create a joint venture (subject to obtaining sufficient government and/or private funding) which will be engaged in the development of technologies for agronomy under the name "Organitech Asia". Organitech Asia will be established with an authorized share capital of 100,000 Singapore Dollars, of which Organitech will hold 50% and Agronaut will hold 50%. Organitech Asia will be a subcontractor of Organitech and intends to focus on the integration of various machines and engage in new research and development programs.

In fiscal year 2001, Organitech received approval for financing from the Singapore-Israel Industrial Research and Development Foundation ("SIIRDF") in the maximum amount of U.S.$421,359 for the funding of the development of an updated commercial version of the GrowTech. SIIRDF will participate in 50% of the research and development expenses incurred up to the maximum amount of the grant. In November 2001, Organitech received U.S.$126,000 from SIIRDF. In connection with this relationship, Organitech, together with Agronaut, is required to pay SIIRDF royalties ranging from 1.5% to 2.5% of the sales of products developed from the grants received from SIIRDF, such amount not to exceed the total amount of grants received from SIIRDF.

Organitech is also planning on increasing its involvement with its business activities in Europe and North America and is currently negotiating with third parties to establish beta site farms in these areas.

During the third quarter of 2001, Organitech received approval for a grant from the OCS to work with the Weitzman Institute's Magnaton program for the development of a breeding program for miniature tomatoes that can be adapted to the GrowTech. The OCS will fund 66% of the research and development expenses incurred in the development of miniature tomatoes, subject to a maximum of U.S.$78,000. In October 2001, Organitech received U.S.$19,779 from the OCS. Organitech is required to pay royalties to the Weitzman Institute up to a maximum of 5% on the sales of products developed with grants from the Magnaton program.

During the third quarter of 2001, Organitech received U.S.$40,000 from the Fund for Export Encouragement of the Israeli Ministry of Industry and Trade (the "Fund for Export") and such proceeds financed a portion of Organitech's 2001 marketing expenses. Organitech has applied for a new grant for 2002 from the Fund for Export and is waiting for the Fund for Export's approval of its new marketing program.

During fiscal year 2001, Organitech commenced the commercial launch and initial sales of a new line of its products, the PhytoChamber. The PhytoChamber is a two-chambered, cost-effective platform that maximizes growth conditions for certain plants used by biotechnology researchers. Utilizing advanced climate and environmental control systems, the PhytoChamber provides scientists with a reliable, governmental compliant environment for their experiments. Additionally, the platform may be optimized for the cultivation of other plant species. During fiscal year 2001, Organitech sold two PhytoChambers for an aggregate purchase price of U.S.$32,620.

Competition

The agricultural equipment industry is a highly competitive industry. Organitech's technologies are subject to intense competition from other agricultural equipment and technology providers, many of whom have substantially longer operating histories, larger installed client bases, greater name recognition, more experience and significantly greater financial, technical, marketing and other resources than the Company. Management of both the Company and Organitech believe that factors of productivity, reliability, price, and other unique performance characteristics of Organitech's technologies will be the principal competitive factors expected to affect future sales of the Company's agricultural equipment technology solutions. The Company believes the recent receipt of United States patent protection for 56 patent claims on several advanced technologies that involve the automation of the cultivation process of plants and vegetables inside the GrowTech will provide Organitech with a strong advantage over its competitors in the United States and enable Organitech to increase its research and development efforts of integrating the technologies of the GrowTech into new platforms. The Company has also filed patent applications in the European Union and Canada for the GrowTech. If patent protection is received for the GrowTech in those geographic areas, the Company believes such proprietary protection will increase its competitive advantage in the European Union and Canada.

Government Regulation

The Israel Ministry of Agriculture ("IMA") has approved the GrowTech as P-1 and P-2 compliant under the European Union regulatory standards for use in the cultivation of transgenic plants utilized in research. The P-1 and P-2 standards are biological safety regulations that mandate levels of containment in the genetic engineering of plants. Other than the IMA approval and regulations that govern import and export controls in the United States, Israel and abroad, there are no requirements for governmental approvals of any of Organitech's principal products or services.

Organitech has received from the Israeli Government, through the OCS, certain research and development grants. As a condition to its participation in the funding program of the OCS, Organitech may not transfer the technologies developed using such funds or manufacture its products outside of Israel without the consent of the OCS. Moreover, OCS grant programs as currently in effect require Organitech to comply with various conditions in order for Organitech to continue to be eligible for participation. Also, Organitech is required to pay royalties to OCS in the amount ranging from 3% to 5% of sales from products developed from the grants received from OCS, which could cause an increase in Organitech's operating expenses. Organitech anticipates that for so long as such grants continue to be available, it will likely seek from time to time to utilize such grants.

In April 2001, Organitech was granted a status of an Approved Enterprise under the Israeli law for the Encouragement of Capital Investments, 1959 ("Approved Enterprise"). During the period of benefits, the income derived from the Approved Enterprise status will be tax-exempt for a period of ten years, commencing with the first year the Approved Enterprise generates taxable income. Notwithstanding the foregoing, the benefits will expire in the year 2015. In the event that Organitech distributes cash dividends from income that was tax-exempt, Organitech would have to pay to the Israeli tax authorities up to 25% of the amount of cash dividends distributed. The entitlement to the above benefits under the Approved Enterprise is conditional upon Organitech's fulfilling the conditions stipulated by the law, regulations published thereunder and the instruments of approval for the specific investment in the Approved Enterprise, including, but not limited to (i) by April 2003, making investments in fixed assets in the approximate amount of 40% of U.S.$1,335,000, and (ii) transferring the Company's facilities to a "developed region" as defined under the Israeli law for the Encouragement of Capital Investments, 1959. In the event of failure to comply with these conditions, the benefits may be canceled and Organitech may be required to refund the amount of the benefits previously received, in whole or in part, with the addition of linkage differences and interest. The Company has made efforts in meeting the conditions under clauses (i) and (ii) above. Specifically, as of December 2001, the Company has invested U.S.$123,506 in fixed assets and it is currently researching various locations to which the Company's facilities can be moved.

Research and Development

During fiscal year 2001, Organitech focused most of its research and development activities on developing the GrowTech and PhytoChamber products and integrating technologies of the GrowTech into new platforms. Specifically, the main goals of Organitech in research and development efforts are to:

         (i) develop a commercially viable cultivation platform for green leaf plants,

         (ii) continue research on the development of new platforms by migration of its existing technologies to new applications,

         (iii) improve the operational characteristics of the GrowTech and the PhytoChamber, and

         (iv)   research new potential markets and opportunities.

During fiscal year 2001, Organitech spent U.S.$1,132,732 on research and development expenses, U.S.$176,480 of which was funded by a customer and governmental agencies from whom Organitech has received grants. By virtue of their design, the Company and Organitech believe the technologies incorporated in the GrowTech are potentially extendable to the development of a number of other potential applications. These include: cultivation of pharmaceutical plants, herbs, spices, fruits, and flowers; seedling and transplant propagation; and assisting biotechnology companies in fields such as molecular farming, transgenic engineering, nutraceutical cultivation, and phytoremediation applications.

Organitech believes it will devote most of its current resources to the continued research and development activities of Organitech with the mutual objective of producing a commercially viable cultivation platform.

Patents, Licenses, Royalty Agreements and Proprietary Information

During fiscal year 2001, Organitech received a United States patent for the GrowTech, which includes protection for approximately 56 claims covering a wide range of new technologies and designs developed for an automated system that provides a continuous yield of fresh agriculture produce.

The Company is in the process of obtaining patent protection for the GrowTech in the European Union and in Canada.

Organitech has several United States trademark registration applications pending for marks related to Organitech and several of its products.

During fiscal year 2001, Organitech entered into a royalty arrangement whereby Organitech, together with its Singaporean joint venture partner, Agronaut, is required to pay royalties to the SIIRDF in an amount ranging from 1.5% to 2.5% of sales of products developed with the grants from SIIRDF, such royalties not to exceed the total amount of grants received from SIIRDF.

Further, under several Agreements entered into between 1999 and the end of 2001 with OCS, Organitech is required to pay royalties to the Government of Israel ranging from 3% to 5% of the sales of products developed with grants from OCS, such royalties not to exceed the total amounts of grants received from OCS.

Organitech is also obligated to pay royalties to the Weitzman Institute in an amount not to exceed 5% of the sales of miniature tomato seeds, pursuant to a Memorandum of Understanding signed in September 2001.

Employees

During the year ending December 31, 2001, the Company had 18 employees, all of whom are full-time. Management believes that it has an adequate number of employees to support its current operations. Organitech intends to hire additional employees as required, upon potential commercialization of its products and upon raising additional capital funds in exchange for shares of the Company's stock.

Marketing & Distribution

During fiscal year 2001, Organitech sold and delivered directly to Agronaut two beta versions of the GrowTech. Agronaut has committed, provided that the GrowTech is performing satisfactory production levels after an experimental period, to purchase an additional 15 GrowTech platforms for the exclusive sale and distribution of the GrowTech in Singapore. If Agronaut is not satisfied with the two initial machines, it will be released from its obligations to purchase additional machines; it will return the beta versions of the GrowTech and Organitech will refund U.S.$75,000 to Agronaut. Organitech, through the Fund for Export program, is seeking to establish potential partnerships with companies that will create additional beta farm sites for the GrowTech. Organitech plans to enter into agreements with these new partners, similar to the agreement entered into with Argonaut, where the new partners would agree to market and to distribute the GrowTech. In furtherance of its efforts to establish additional beta site farms, Organitech is currently engaged in negotiations with an organization in Canada and is also searching for a European partner. Organitech's marketing efforts with respect to the GrowTech include making sales presentations, developing brochures, exhibitions and other marketing materials and engaging in various forms of public relations.

Additionally, during fiscal year 2001, Organitech sold one PhytoChamber prototype to a biotechnology company and one PhytoChamber to Agronaut. The marketing of the PhytoChamber has included seminars presented by Organitech for potential customers in the academic and research industries and the development and publication of marketing materials.

Principal Suppliers

During fiscal year 2001, the Company's expenses for raw materials, equipment and expenses related to subcontractors were U.S.$322,596, which represents 28% of the Company's gross research and development expenses. The Company works with one main supplier, which is also a subcontractor, for raw materials. The purchases from this supplier represent 33% of the foregoing research and development expenses referenced above. The Company is not dependent on this supplier and believes that this supplier can be replaced without material effect on the Company's research and development capabilities.

The Company purchases its products from approximately 50 suppliers with which it has no long-term purchase commitments or exclusive contracts. During fiscal year 2001, except for the supplier referenced above, none of the Company's suppliers provided more than 10% of the Company's raw materials. The Company has historically enjoyed a positive experience with its suppliers with respect to supplier fulfillment and retention, and the Company has generally not experienced difficulty in obtaining desired materials from suppliers on acceptable terms.

Item 2.  DESCRIPTION OF PROPERTY

The Company currently utilizes, as an interim executive office, the corporate facilities of Organitech, until such time as a North American office is established. The facility, which is in good condition, serves as the corporate, research, and manufacturing facility of Organitech. Located in Haifa, Israel, the facility is approximately 250 square meters of office space, integration hall and laboratory space, and 400 square meters of yard space. Organitech has a "tradeout" arrangement with the landlord of the property whereby the Company made $20,000 in upgrades to the property in exchange for no rental payments during a tradeout period ending in November, 2001. On February 28, 2002, Organitech exercised a one year option and extended the lease of this property until February 28, 2003 at a rate of $1,750 per month. Organitech does not own or hold any ownership interest in the property as a result of the tradeout.

Item 3.  LEGAL PROCEEDINGS

To the knowledge of the Company and Organitech, there is no material litigation pending or threatened against the Company or Organitech, or their respective officers and directors in their capacities as such, nor are there any material legal or administrative proceedings to which the Company, Organitech or their respective officers and directors, as such, are a party.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

Item 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

(a)      Market Information.

(1) Since March 26, 2001 the Company's common stock has been quoted under the symbol "ORGT" on the OTC Electronic Bulletin Board. The current price quotation as of March 28, 2002 was $0.25 bid and $0.55 ask.

The following table sets forth the range of the high and low bid information (as provided by the National Association of Securities Dealers) of the Company's common stock for each quarterly period within the past two fiscal years:

                                   Bid Prices
                                   ----------

Period                                     Low                       High
------                                     ---                       ----

First Quarter 2000                         $1.25                     $1.25
Second Quarter 2000                        $1.25                     $1.25
Third Quarter 2000                         $8.875                    $8.875
Fourth Quarter 2000                        $8.25                     $8.25
First Quarter 2001                         $8.00                     $8.5
Second Quarter 2001                        $2.25                     $8.00
Third Quarter 2001                         $2.25                     $6.20
Fourth Quarter 2001                        $0.55                     $2.25


These quotations reflect inter-dealer prices, without retail mark-up, markdown, or commission, and may not represent actual transactions.

(b)      Approximate Number of Security Holders.

As of March 20, 2002, there were approximately 105 shareholders of record of the Company's common stock.

(c)      Dividends.

The Company has not paid any cash dividends with respect to its common stock. There are no contractual restrictions on the Company's present or future ability to pay cash dividends. However, the Company intends to retain any earnings in the near future for operations, thus it does not anticipate that any cash dividends will be paid in the foreseeable future.

In the event Organitech distributes cash dividends from income which was tax-exempt as a result of Organitech's Approved Enterprise status, Organitech would have to pay to the Israeli tax authorities 25% of the amount of cash dividends distributed and this payment could restrict Organitech's ability to pay dividends.

(d)      Sales of Unregistered Securities.

Since July 1999, the Company or Organitech has sold the following securities without registration under the Securities Act of 1933, as amended (the "Securities Act").

1. In July 1999, Organitech sold 4,790,000 shares of common stock of Organitech at a purchase price of approximately U.S.$0.00004 per share. Organitech received proceeds from this sale in the amount of U.S.$169.

2. In October 1999, Organitech sold 684,000 shares of common stock at a purchase price of approximately U.S$0.03 per share. Organitech received proceeds from this sale in the amount of U.S.$21,000.

3. In October 1999, Organitech sold 489,000 shares of common stock at a purchase price of approximately U.S.$0.19 per share. Organitech received proceeds from this sale in the amount of U.S.$93,440.

4. In April 2000, Organitech sold 684,000 shares of common stock at a purchase price of approximately U.S.$0.08 per share. Organitech received proceeds from this sale in the amount of U.S.$55,544.

5. In June 2000, Organitech sold 853,000 shares of preferred stock at a purchase price of approximately U.S.$1.14 per share. Organitech received proceeds from this sale in the amount of U.S.$973,000. These preferred shares were cancelled after giving effect to the transaction under the Share Exchange Agreement as described in the notes to the financial statements.

6. In October 2000, the Company issued 100,000 shares of common stock to an Organitech consultant ("the consultant") according to a consulting agreement ("the consulting agreement"). In September 2001, the Company accepted the 100,000 shares of common stock of the Company from the consultant. Shortly thereafter the consulting agreement was terminated at the parties' mutual agreement.

7. In January 2001, pursuant to the Share Exchange Agreement, the Company issued
7.5 million shares of common stock of the Company to Organitech shareholders in exchange, and as consideration, for all of the outstanding shares of capital stock of Organitech not owned by the Company.

The Company believes that the transactions described in paragraphs 1-7 above were exempt from registration under Section 4(2) of the Securities Act because the subject securities were sold to a limited group of persons, each of whom was believed to have been a sophisticated investor or to have had a preexisting business or personal relationship with the Company or Organitech or their respective management and to have been purchasing for investment with a view to further distribution.

Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

Our disclosure and analysis in this report contains some forward-looking statements. Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. They use words such as "anticipate," "estimate," "expect," "project," "intend," "plan," "believe," and other words and terms of similar meaning in connection with any discussion of future operating or financial performance. In particular, these include statements relating to the development of products, future revenues, capital expenditures, research and development expenditures, future financings and collaborations, personnel, manufacturing requirements and capabilities, and other statements regarding matters that are not historical facts or statements of current condition. Any or all of our forward-looking statements in this report may turn out to be wrong. They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. Consequently, no forward-looking statement can be guaranteed. Actual future results may vary materially. We do not intend to update our forward-looking statements to reflect future events or developments.

Background Information

In January 2001, the Company consummated an agreement with Organitech whereby the Company issued 7.5 million shares of stock to the shareholders of Organitech in exchange for all of the outstanding shares of Organitech not already owned by the Company. The 7.5 million shares of common stock issued by the Company to the selling shareholders of Organitech represented 67.57% of the voting common stock of the Company. Accordingly, the foregoing business combination is considered a reverse acquisition. As such, for accounting purposes, Organitech is considered to be the acquiror while the Company is considered to be the acquiree. Therefore, the comparative figures set forth under this Item 6 are those of Organitech.

Financial Data Table

The following table sets forth certain selected financial data with respect to the Company, and is qualified in its entirety by reference to the financial statements and the notes to the financial statements:

--------------------------------------------------------------------------
                               2001              2000              1999
--------------------------------------------------------------------------
Total Assets                $1,058,684         $375,786          $104,032
--------------------------------------------------------------------------
Short-Term                   $394,108          $387,083          $51,759
Obligations
--------------------------------------------------------------------------
Net Sales                    $32,620             $-0-              $-0-
--------------------------------------------------------------------------
Net (Loss)                 ($1,708,326)      ($1,406,644)       ($80,680)
--------------------------------------------------------------------------
Net (Loss) per
Common Share                 ($0.16)            ($0.22)          ($ 0.02)
--------------------------------------------------------------------------
Dividends per
Common Share                   $-0-              $-0-              $-0-
--------------------------------------------------------------------------


Results of Operations

Year ended December 31, 2001 Compared to the Year ended December 31, 2000

          For fiscal year 2001, the Company's revenue was U.S.$32,620 compared to U.S.$0.00 for fiscal year 2000. The increase in revenue resulted from the commercialization of the PhytoChamber product which resulted in two sales.

          For fiscal year 2001, the Company's operating expenses were U.S.$1,727,798 compared to U.S.$1,416,497 for fiscal year 2000. The increase in operating expenses in fiscal year 2001 resulted primarily from an increase in selling and marketing expenses and general and administrative expenses. The increase in the Company's selling and marketing expenses in fiscal year 2001 resulted primarily from the Company's increased activities in locating potential partners in the Far East, Europe and North America in order to establish additional beta site farms for the GrowTech beta version machines. Additionally, during fiscal year 2001, the Company began the commercialization of the PhytoChamber resulting in an increase in marketing costs related to this product. The increase in the Company's general and administrative expenses in fiscal year 2001 resulted primarily from the Company's expenditures on its activities as a public company compared to the fiscal year 2000 where Organitech was acting as a private company.

          For fiscal year 2001, the Company's net loss was U.S.$1,708,326 compared to U.S.$1,406,644 for fiscal year 2000. The increase in net loss resulted primarily from the increase in the Company's operating expenses for fiscal year 2001.

Year ended December 31, 2000 Compared to the Year ended December 31, 1999

          The Company had no revenue in fiscal year 2000 and fiscal year 1999.

          For fiscal year 2000, the Company's operating expenses were U.S.$1,416,497 compared to U.S.$80,164 for fiscal year 1999. The increase in operating expenses for fiscal year 2000 resulted primarily from the financial statements reflecting only a six month period beginning in July 1999, the month during which the Company commenced operations. Additionally, the increase in operating expenses resulted from an increase in the Company's research and development activities and by the hiring of 24 additional employees in fiscal year 2000.

          For fiscal year 2000, the Company's net loss was U.S.$1,406,644 compared to U.S.$80,860 for fiscal year 1999. The increase in net loss resulted primarily from the increase in the Company's operating expenses for fiscal year 2000.

Financial Condition, Liquidity and Capital Resources

          During fiscal year 2001, the Company's cash and cash equivalent balance was U.S.$620,329 compared to U.S.$161,368 for fiscal year 2000. In January 2001, the Company issued 3,600,000 common shares at price of approximately U.S.$0.51 per share. The Company raised U.S.$2,265,514 from the sale of these common shares. Net cash used in operating activities was U.S.$1,582,660 and net cash used in investing activities was U.S.$215,159 primarily from an increase in short-term investments of U.S.$196,551.

          During fiscal year 2000, the Company's cash and cash equivalent balance was U.S.$161,368 compared to U.S.$83,146 in fiscal year 1999. The increase in the Company's cash balance resulted primarily from the receipt of U.S.$1,028,994 of proceeds, net of expenses, from the issuance of preferred stock for U.S.$973,450 and common stock for U.S.$55,544. Net cash used in operating activities was U.S.$830,506 and net cash used in investing activities was U.S.$126,425.

         As of December 31, 2001, the Company has total cash and short-term investments of U.S.$816,880. Based on the Company's and Organitech's currently monthly expenses of approximately U.S.$120,000, the Company does not have sufficient cash to satisfy the Company's and Organitech's operational and developmental requirements over the next 12 months. Based on the Company's current expenses, the Company anticipates running out of cash on or before July 31, 2002. The Company plans to seek additional funding through the sale of equity securities of the Company; however, there is no assurance that the Company will be able to obtain such additional financing on acceptable terms or at all.

Subsequent Event

         In February 2002, the Company received an approval for a grant from the OCS for funding a new research and development program regarding the adaptation of the GrowTech to miniature tomatoes. OCS will fund 50% of the research and development expenses incurred up to a maximum of U.S.$178,000.

Item 7.  FINANCIAL STATEMENTS

The Company's financial statements, as of December 31, 2001 and 2000, and for each of the two years ended December 31, 2001, 2000 and for the period from July 4, 1999 to December 31, 1999, and for the period from July 4, 1999 (inception) to December 31, 2001 are included in this Report and appear at pages F-1 through F-21.

Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None other than as previously reported on the Company's Form 8-K/A, filed with the Commission on August 13, 2001.

PART III

Item 9:  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT; COMPLIANCE WITH
         SECTION 16(a) OF THE EXCHANGE ACT

Information in response to this item is incorporated by reference from the "Election of Directors", "Executive Officers", and "Section 16(a) Beneficial Ownership Reporting Compliance" sections of the Company's Proxy Statement (the "Proxy Statement").

Item 10. EXECUTIVE COMPENSATION

Information in response to this item is incorporated by reference from the sections of the Proxy Statement captioned "Executive Compensation and Certain Transactions" and "Director Compensation".

Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information in response to this item is incorporated by reference from the section of the Proxy Statement captioned "Security Ownership of Certain Beneficial Owners and Management."

Item 12.  CERTAIN RELATIONSHIPS & RELATED TRANSACTIONS

Information in response to this item is incorporated by reference from the section of the Proxy Statement captioned "Certain Transactions".

PART IV

ITEM 13: EXHIBITS AND REPORTS ON FORM 8K

(a). EXHIBITS

EXHIBIT NO.                                            TITLE                                                   NOTES
2.3                  Organitech Investment Agreement dated June 20, 2000.                                       (2)
2.4                  Share Exchange Agreement between the Company and Organitech, dated October, 2000.          (3)
2.5                  Amendments to Share Exchange Agreement between the Company and Organitech, dated           (5)
                     January 26, 2001.
2.6                  Merger Agreement between Incubate This!, Inc., a Colorado corporation and                  (4)
                     Incubate This!, Inc., a Delaware corporation, dated as of January 5, 2001.
2.7                  Certificate of Ownership and Merger of the Company into Incubate This!.                    (6)
3.1                  Articles of Incorporation & Bylaws.                                                        (4)
10.1                 1997 Stock Award Plan.                                                                     (1)
10.2                 Incentive Stock Option Plan.                                                               (1)
10.3                 Uncontrolled Rent Agreement between Organitech and Nesharim, dated
                     February 23, 2000 (English Translation).
10.4                 Memorandum of Understanding between the Company and Agronaut, dated July 9, 2000.
10.5                 Beta Site Cooperation Agreement between the Company and Agronaut, dated November
                     30, 2001.
10.6                 Memorandum of Understanding between the Company and Agronaut, dated December 1,
                     2001.
10.7                 Cooperation and Project Funding Agreement between Organitech, Agronaut and SIIRDF, dated November 19, 2001.
10.8                 Agreement between Organitech and OCS, dated January 30, 2002 (English
                     Translation).
10.9                 Joint Venture Agreement between Organitech and Weitzman Institute, dated
                     September 23, 2001 (English Translation).
10.10                Agreement between Organitech and the Fund For Export Encouragement, dated
                     December 31, 2001 (English Translation).
10.11                Option Allotment Agreement between Organitech and David Baron, dated May 29,
                     2000 (English Translation).
10.12                Option Allotment Agreement between Organitech and Ohad Hessel, dated February
                     24, 2000 (English Translation).
10.13                Option Agreement between Organitech and David Baron, dated January 9, 2001.
10.14                Option Agreement between Organitech and Ohad Hessel dated January 9, 2001.
21.1                 Subsidiaries of the Registrant.
23.1                 Consent of Accountants.

(1) Incorporated by reference to exhibits filed with the Company's Registration Statement on Form S-8, filed February 21, 1997, registration number 333-22203.
(2) Incorporated by reference to exhibits filed with the Company's Form 10-QSB for the quarter ended June 30, 2000.
(3) Incorporated by reference to exhibits filed with the Company's Form 10-QSB for the quarter ended September 30, 2000.
(4) Incorporated by reference to exhibits filed with the Company's Form 8-K, filed with the Commission on February 22, 2001.
(5) Incorporated by reference to exhibits filed with the Company's Form 8-K, filed with the Commission on February 9, 2001.
(6) Incorporated by reference to exhibits filed with the Company's Form 8-K, filed with the Commission on March 28, 2001.

(b)   REPORTS ON FORM 8-K.

None filed during the last quarter of fiscal year 2001.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 12, 2002.

                         OrganiTECH USA, INC.


                         By:/s/   Lior Hessel
                            ----------------------------------------------------
                              Lior Hessel, Director and Chief Executive Officer, the principal executive officer

                         By:/s/  Lior Hessel
                            ----------------------------------------------------
                              Lior Hessel, Chief Financial Officer,
                              the principal financial officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant on April 12, 2002, in the capacities indicated.

/s/   Joseph Sperling                   Chairman of the Board of Directors
-----------------------------
Joseph Sperling

/s/   Offer Erez                        Director
-----------------------------
Offer Erez

/s/   Samuel Hessel                     Director
-----------------------------
Samuel Hessel

/s/   Ohad Hessel                       Director
-----------------------------
Ohad Hessel

                              ORGANITECH USA, INC.
                                 AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                        CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 2001

                                           Organitech USA, Inc. and Subsidiary
                                              (A Development Stage Company)

Consolidated Financial Statements as of December 31, 2001
-------------------------------------------------------------------------------


Contents


                                                                            Page


Independent Auditors' Report                                                2


Consolidated Balance Sheets                                                 3


Consolidated Statements of Operations                                       4


Consolidated Statements of Shareholders' Equity (Deficit)                   5


Consolidated Statements of Cash Flows                                       6


Notes to the Consolidated Financial Statements                              7-21

Auditors' Report to the shareholders of Organitech USA, Inc.


We have audited the accompanying consolidated balance sheet of Organitech USA, Inc. (the "Company") and its subsidiary (a development stage company) as of December 31, 2001 and 2000, and the consolidated statements of operations, shareholders' equity (deficit) and cash flows for each of the two years ended December 31, 2001, 2000 and for the period from July 4, 1999 to December 31, 1999, and for the period from July 4, 1999 (inception) to December 31, 2001. These financial statements are the responsibility of the Company's Board of Directors and of its Management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the Board of Directors and management, as well as evaluating the overall financial statements presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company and its subsidiary (a development stage company), as of December 31, 2001 and 2000 and the results of their operations the changes in the shareholders' equity (deficit) and their cash flows for each of the two years ended December 31, 2001, 2000 and for the period from July 4, 1999 to December 31, 1999, and for the period from July 4, 1999 (inception) to December 31, 2001 in conformity with generally accepted accounting principles in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1C to the consolidated financial statements, the Company does not have sufficient cash to satisfy the operational and development requirements over the next 12 months. In addition, the Company has suffered recurring losses from operations and a negative cash flow from operating activities that raise substantial doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



Somekh Chaikin
Certified Public Accountants (Isr.)

Haifa, April 12, 2002

                                                                                    Organitech USA, Inc. and Subsidiary
                                                                                          (A Development Stage Company)

Consolidated Balance Sheets as of December 31
------------------------------------------------------------------------------------------------------------------------
                                                                                                 2001               2000
                                                                                           ----------         ----------
                                                                          Note                  U.S.$              U.S.$
                                                                         -------           ----------         ----------
Assets
Current assets
Cash and cash equivalents                                                  3                  620,329            161,368
Short-term investments                                                     4                  196,551                  -
Other accounts receivable                                                  5                   71,165             38,156
Prepaid expenses                                                                               36,852             50,754
Raw materials inventory                                                                        11,808                  -
                                                                                            ---------         ----------
                                                                                              936,705            250,278
                                                                                            ---------         ----------
Other assets                                                               9D                  16,880             16,880
                                                                                            ---------         ----------

Fixed assets                                                               6
Cost                                                                                          137,093            118,485
Less - accumulated depreciation                                                               (31,994)            (9,857)
                                                                                            ---------         ----------
                                                                                              105,099            108,628
                                                                                            ---------         ----------
                                                                                            1,058,684            375,786
                                                                                            =========         ==========
Liabilities and Shareholders' Equity (Deficit)
Current liabilities
Trade accounts payable                                                                        135,785            136,580
Other accounts payable and accrued liabilities                             7                  123,323             90,503
Deferred income                                                           9B,C                135,000            160,000
                                                                                            ---------           --------
                                                                                              394,108            387,083
                                                                                            ---------         ----------
Liability for Employee Severance Benefits                                  8                   24,780             17,111
                                                                                            ---------         ----------

Commitments and Contingencies                                              9

Shareholders' Equity (Deficit)
Preferred shares U.S.$0.10 par value authorized -
   10,000,000 shares as of December 31, 2001                                                        -                  -
Preferred shares NIS 0.01 par value authorized -
   3,000,000 shares, issued and outstanding - 853,000 shares
   as of December 31, 2000                                                                          -              2,088
Common shares of U.S.$0.001 par value, authorized -
   80,000,000 shares, issued and outstanding -
   11,000,000 shares and 6,647,000 shares as of
   December 31, 2001 and 2000, respectively                                10                  11,100              6,647
Additional paid-in capital                                                                  3,398,017          1,134,868
Unearned compensation                                                                         426,329            315,313
Deficit accumulated during the development stage                                           (3,195,650)        (1,487,324)
Treasury stock                                                             12                       -                  -
                                                                                            ---------         ----------
Total Shareholders' Equity (Deficit)                                                          639,796            (28,408)
                                                                                            ---------         ----------
                                                                                            1,058,684            375,786
                                                                                            =========         ==========

-------------------------------             --------------------------------
Chairman of the Board                       President

The accompanying notes are an integral part of the financial statements.

                                                                                        Organitech USA, Inc. and Subsidiary
                                                                                              (A Development Stage Company)

Consolidated Statements of Operations
---------------------------------------------------------------------------------------------------------------------------
                                                                                                                 Amounts
                                                                                                               Accumulated
                                                                 Year ended December 31,                        During the
                                                               ---------------------------                     Development
                                                                   2001            2000            * 1999         Stage
                                                                ----------       ---------         -------     -----------
                                                  Note            U.S.$            U.S.$            U.S.$          U.S.$
                                                 ------         ----------       ---------         -------     -----------
Sales of PhytoChamber                                               32,620               -               -          32,620

Cost of sales                                       13              20,567               -               -          20,567
                                                                ----------       ---------       ---------       ---------

Gross profit                                                        12,053               -               -          12,053

Research and development expenses, net              14             956,252       1,092,603          77,312       2,126,167

Selling and marketing expenses, net                 15             145,416               -               -         145,416

General and administrative expenses                 16             626,130         323,894           2,852         952,876
                                                                ----------       ---------       ---------       ---------
Operating loss                                                   1,715,745       1,416,497          80,164       3,212,406

Financing income                                                  (50,527)         (17,273)         (1,116)        (68,916)

Financing expenses                                                  23,108           7,420           1,632          32,160

Other expenses, net                                 17              20,000               -               -          20,000
                                                                ----------       ---------       ---------       ---------

Loss before income tax                                           1,708,326       1,406,644          80,680       3,195,650
                                                                ----------       ---------       ---------       ---------

Net Loss                                                         1,708,326       1,406,644          80,680       3,195,650
                                                                ==========       =========       =========       =========
Basic and diluted net loss
  Per common share                                                    0.16            0.22            0.02
                                                                ==========       =========       =========

Weighted average number
 of common shares
 outstanding used in basic
 and diluted loss per
 share calculations                                             10,757,595       6,443,295       5,352,433
                                                                ==========       =========       =========

* For the period July 4th through December 31st 1999.

The accompanying notes are an integral part of the financial statements.

                                                                                                 Organitech USA, Inc. and Subsidiary
                                                                                                       (A Development Stage Company)

Consolidated Statements of Shareholders' Equity (deficit)
------------------------------------------------------------------------------------------------------------------------------------


                                                                                                           Deficit
                                      Preferred shares       Common shares                                accumulated
                                    --------------------  -------------------                               during         Total
                                     Number of            Number of            Additional   Unearned         the       Shareholders'
                                    Preferred    Share     common     Share     paid-in     Compensa-     development      Equity
                                     Shares*    capital*   shares*   capital*   capital*      tion          stage        (deficit)
                                    ----------  --------  ---------  --------  ----------   ---------     -----------  -------------
                                       In                    In
                                    thousands    U.S.$    thousands    U.S.$     U.S.$        U.S.$          U.S.$         U.S.$
                                    ----------  --------  ---------  --------  ----------   ---------     -----------  -------------
Balance as of July 1, 1999                 -          -          -         -           -            -              -             -
Changes during the period:
--------------------------
Common shares (U.S.$.00004)
  issued in July                           -          -      4,790     4,790      (4,621)           -              -           169
Common shares (U.S.$0.03)
  issued in October                        -          -        684       684      20,316            -              -        21,000
Common shares (U.S.$0.19)
  issued in October                        -          -        489       489      92,951            -              -        93,440
Employee stock options
  expenses                                 -          -          -         -           -       15,715              -        15,715
Net loss                                   -          -          -         -           -            -        (80,680)      (80,680)
                                        ----     ------     ------    ------   ---------      -------     ----------    ----------
Balance as of
December 31, 1999                          -          -      5,963     5,963     108,646       15,715        (80,680)       49,644
Changes during 2000:
--------------------
Common shares (U.S.$0.08)
  issued in April                          -          -        684       684      54,860            -              -        55,544
Preferred shares (U.S.$1.14)
  issued in June                         853      2,088          -         -     971,362            -              -       973,450
Employee stock options
  expenses                                 -          -          -         -           -      299,598              -       299,598
Net loss                                   -          -          -         -           -            -     (1,406,644)   (1,406,644)
                                        ----     ------     ------    ------   ---------      -------     ----------    ----------
Balance as of
December 31, 2000                        853      2,088      6,647     6,647   1,134,868      315,313     (1,487,324)      (28,408)
Changes during 2001:
--------------------
Common shares (U.S.$0.51)
  issued in January                     (853)    (2,088)     4,453     4,453   2,263,149            -              -     2,265,514
Employee stock options
  expenses                                 -          -          -         -           -      111,016              -       111,016
Treasury stock
 (see Note 12)                             -          -       (100)        -           -            -              -             -
Net loss                                   -          -          -         -           -            -     (1,708,326)   (1,708,326)
                                        ----     ------     ------    ------   ---------      -------     ----------    ----------
Balance as of
December 31, 2001                          -          -     11,000    11,100   3,398,017      426,329     (3,195,650)      639,796
                                        ====     ======     ======    ======   =========      =======     ==========    ==========
Balance as of July 1, 1999                 -          -          -         -           -            -              -             -
Changes during the development stage:
-------------------------------------
Issuance of common shares                  -          -     11,100    11,100   3,398,017            -              -     3,409,117
Employee stock options expenses            -          -          -         -           -      426,329              -       426,329
Treasury stock                             -          -       (100)        -           -            -              -             -
Net loss                                   -          -          -         -           -            -     (3,195,650)   (3,195,650)
                                        ----     ------     ------    ------   ---------      -------     ----------    ----------
Balance as of
December 31, 2001                          -          -     11,000    11,100   3,398,017      426,329     (3,195,650)      639,796
                                        ====     ======     ======    ======   =========      =======     ==========    ==========

* After giving effect to the reverse acquisition - see Note 1B.

The accompanying notes are an integral part of the financial statements.

                                                                                        Organitech USA, Inc. and Subsidiary
                                                                                              (A Development Stage Company)

Consolidated Statements of Cash Flows
---------------------------------------------------------------------------------------------------------------------------

                                                                                                                 Amounts
                                                                                                               accumulated
                                                                    Year ended December 31,                     during the
                                                                  --------------------------                   development
                                                                      2001            2000         * 1999         stage
                                                                  -----------       --------     ----------    -----------
                                                                     U.S.$           U.S.$          U.S.$         U.S.$
                                                                  -----------       --------     ----------    -----------
Cash flows used in operating activities

Net loss                                                           (1,708,326)     (1,406,644)     (80,680)     (3,195,650)

Adjustments to reconcile net loss to
  net cash used in operating activities:

Employee stock options expenses                                       111,016         299,598       15,715         426,329
Depreciation                                                           22,137           9,644          213          31,994
Provision for severance pay, net                                        7,669          17,111            -          24,780
Increase in other trade accounts receivable                           (33,009)        (28,626)      (9,530)        (71,165)
Increase (decrease) in prepaid expenses                                13,902         (50,754)           -         (36,852)
Increase in inventories                                               (11,808)              -            -         (11,808)
Increase (decrease) in trade accounts payable                            (795)         98,783       37,797         135,785
Increase in other accounts payable and accrued
  Expenses                                                             41,554          70,382       12,855         124,791
Increase (decrease) in deferred income                                (25,000)        160,000            -         135,000
                                                                   ----------       ---------     --------      ----------
Net cash used in operating activities                              (1,582,660)       (830,506)     (23,630)     (2,436,796)
                                                                   ----------       ---------     --------      ----------
Cash flows used in investing activities:
Increase in short-term investments                                   (196,551)              -            -        (196,551)
Purchase of fixed assets                                              (18,608)       (109,545)      (8,940)       (137,093)
Purchase of other assets                                                    -         (16,880)           -         (16,880)
                                                                   ----------       ---------     --------      ----------
Net cash used in investing activities                                (215,159)       (126,425)      (8,940)       (350,524)
                                                                   ----------       ---------     --------      ----------
Cash flows from financing activities:
Increase (decrease) in short-term credit, net                               -          (1,107)       1,107               -
Proceeds from issuance of shares net of issuance costs              2,265,514       1,028,994      114,609       3,409,117
                                                                   ----------       ---------     --------      ----------
Net cash provided by financing activities                           2,265,514       1,027,887      115,716       3,409,117
                                                                   ----------       ---------     --------      ----------
Effect of exchange rate changes on cash                                (8,734)          7,266            -          (1,468)
                                                                   ----------       ---------     --------      ----------
Net increase in cash and cash equivalents                             458,961          78,222       83,146         620,329

Cash and cash equivalents at beginning of period                      161,368          83,146            -               -
                                                                   ----------       ---------     --------      ----------
Cash and cash equivalents at end of period                            620,329         161,368       83,146         620,329
                                                                   ==========       =========     ========      ==========
Supplementary disclosures of cash flow information

Interest paid                                                             200             111           70             381
                                                                   ==========       =========     ========      ==========

Income taxes paid                                                       1,113           5,131            -           6,244
                                                                   ==========       =========     ========      ==========

* For the period July through December 1999.

The accompanying notes are an integral part of the financial statements.

Note 1 - General Description

     A. Organitech USA, Inc. (the "Company") (formerly "Incubate This!, Inc.") organized under the laws of the state of Delaware is presently and primarily engaged through its wholly-owned subsidiary, Organitech Ltd. ("Organitech Ltd."), a company organized under the laws of Israel, in the development of technologies, platforms, and applied engineering solutions that cost effectively and completely automate the method by which many foods, plants, and extracts are cultivated. Since its formation, Organitech Ltd. has been developing its first proprietary solution, the GrowTECH 2000 (TM), which is a low input-high output, self-contained, portable, robotic, sustainable agricultural platform designed to automatically seed, transplant and harvest commercial quantities of hydroponics, pesticide free, green leaf vegetables.

          Another engineering solution developed by Organitech Ltd. is a commercial new highly portable, reliable, cost-effective, and versatile turnkey growth chamber solution known as PhytoChamber.

     B. In January 2001, the Company consummated an agreement with Organitech Ltd., whereby the Company issued 7.5 million shares of common stock to the shareholders of Organitech Ltd. in exchange for all of the outstanding ordinary shares of Organitech Ltd. not already owned by the Company.

          The 7.5 million shares of common stock issued by the Company to the selling shareholders represented 67.57% of the voting common stock of the Company. Accordingly, this business combination is considered to be a reverse acquisition. As such, for accounting purposes, Organitech Ltd. is considered to be the acquiror while the Company is considered to be the acquiree. The comparative figures are those of Organitech Ltd.

     C. As of the balance sheet date, the Company has not generated any revenues from sales of the GrowTECH 2000 platform. The Company's losses could continue for the next several years as it continues to expand research and development activities, increase its manufacturing and sales and marketing capabilities.

          The Company does not have sufficient cash to satisfy the operational and developmental requirements over the next 12 months which raise substantial doubt about its ability to continue as a going concern.

          The continuation of the company's operation is dependent on the completion of the development and the onset of selling of the GrowTECH 2000 platform, or on the obtaining of additional external sources of financing.


Note 2 - Significant Accounting Policies

       A.    Basis of Presentation

             The financial statements are prepared in accordance with accounting principles accepted in the United States of America and presented in U.S. dollars.

       B.    Functional Currency and Foreign Currency Transactions

             The Company's functional currency is the U.S. dollar which is also its reporting currency. Transactions and balances denominated in dollars are presented at their dollar amounts. Non-dollar transactions and balances are remeasured into dollars in accordance with the principles set forth in Statement of Financial Accounting Standards (SFAS) No. 52, "Foreign Currency Translation", of the Financial Accounting Standards Board of the United States (FASB). All transaction gains and losses from remeasurement of monetary balance sheet items denominated in non-dollar currencies are reflected in the consolidated statements of operations as financial income or expenses.

       C.    Principles of consolidation

             The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Organitech Ltd. All material intercompany transactions and balances have been eliminated.

       D.    Use of estimates

             Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

       E.    Cash equivalents

             The Company considers all highly liquid investments with original maturity of three months or less when purchased to be cash equivalents. For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

       F.    Marketable securities

             Investments in trading securities, as defined in SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities", designated for sale in the short-term ("current investments") are presented at market value. The change in the value of current investments in trading securities is included in the statement of operations.

       G.    Accounts Receivable

             Accounts receivable are recorded at cost, less the related allowance for impaired accounts receivable. Management, considering current information and events regarding the borrowers' ability to repay their obligations, considers an account receivable to be impaired when it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the account receivable agreement.

       H.    Inventories

             Inventories are valued at the lower of cost or market value. Cost is determined as follows:

             Raw materials - by the moving average method.

       I.    Fixed assets

             Fixed assets are stated at cost. Expenditures for maintenance and repairs are included in earnings when incurred while improvements that extend the useful life of the fixed asset are capitalized as part of such assets.

             Depreciation is calculated on the straight-line method over the estimated useful life of the assets which are summarized as follows:
                                                          %
                                                        -----
            Computers                                     33
            Office furniture and equipment                6
            Other equipment                              7-15
            Leasehold improvements                        10

       J.    Impairment of long-lived assets and certain intangibles

             The Company accounts for long-lived assets and certain intangible assets in accordance with the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and Assets to be Disposed Of." The Statement requires that long-lived assets and certain intangible assets be reviewed for impairment whenever events or circumstances indicate that the carrying value of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets computed using discounted cash flows. See also note 2R.

       K.    Revenue recognition

             The Company has adopted the requirements of the Securities and Exchange Commission's Staff Accounting Bulletin 101 "Revenue Recognition in Financial Statements".

             The Company recognizes revenue from sales upon acceptance from customer.

       L.    Research and development costs

             Research and development costs are charged to the statement of operations as incurred.

       M.    Participation in research and development costs

             The Company receives research and development grants from third parties. These grants are recorded:

             (i) as a receivable in the period the related research and development costs are recorded and

             (ii) in "Research and development expenses, net" in the statement of operations.

       N.    Employee Severance Benefits

             The Company has a defined benefit severance payment plan covering substantially all of its employees. The cost associated with this benefit is accrued as earned by the employees. The benefit is based on an employee's years of service and most recent monthly salary.

             The Company periodically makes lump-sum cash payments to professionally managed pension funds.

             These contributions are accounted for as settlements of the accrued defined benefit severance obligation pursuant to SFAS No. 106 "Employers' Accounting for Postretirement Benefits Other Than Pensions" because such payments represent (a) an irrevocable action, (b) relieves the Company of its primary responsibility for the defined benefit severance obligation, and (c) eliminates significant risks related to the obligation and the assets used to effect the settlement.

       O.    Stock based compensation

             The Company has adopted the SFAS No. 123 "Accounting for Stock-Based Compensation" ("Statement 123"), which permits entities to recognize as expense over the vesting period the fair-value on the date of grant of all stock-based awards. Alternatively, Statement 123 also allows entities to continue to apply the provisions of Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees and related interpretations" (APB Opinion No. 25) and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants as if the fair value based method defined in Statement 123 had been applied. The Company has elected to continue to apply the provisions of APB No. 25 and provide the pro forma disclosure provisions of Statement 123.

             The Company applies the intrinsic value-based method prescribed in APB No. 25 for its stock compensation to employees and directors. As such, the Company computes and records compensation expense for grants whose terms are fixed with respect to the number of shares and option price only if the market price on the date of grant exceeds the exercise price of the stock option. Compensation expense for variable plans is estimated at the date of grant on the basis of assumptions as to the final number of shares and exercise price. The compensation cost for both fixed and variable plans is recorded over the period the employee performs the service to which the stock compensation relates.

       P.    Income Taxes

             Income taxes are accounted for under the liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company provides a valuation allowance to reduce deferred tax assets to their estimated realizable value.

       Q.    Net loss per share

             Basic and diluted loss per ordinary share is presented in conformity with SFAS No. 128, "Earnings Per Share" ("Statement 128") for all periods presented. Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted loss per share reflects the effect of common shares issued upon exercise of stock options. However, all outstanding stock options have been excluded from the calculation of the diluted loss per ordinary share because all such securities are anti-dilutive for each of the periods presented.

       R.    Recent Accounting Pronouncement

             In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS No. 144). SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated. Impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. SFAS No. 144 requires companies to separately report discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. The Company is required to adopt SFAS No. 144 on January 1, 2002.

Note 3 - Cash and Cash Equivalents

       Consist of:

                                                                                  December 31,       December 31,
                                                                                      2001               2000
                                                                                  ------------       ------------
                                                                     %                         U.S. $
                                                                  --------        -------------------------------
      Denominated in New Israeli Shekels ("NIS")                                         9,856             13,041
      Denominated in other currencies
        (mainly the U.S. Dollar)                                                       590,977            107,717
      Bank deposits  (in NIS)                                      2.3-3.2              19,496             40,610
                                                                                  ------------         ----------
                                                                                       620,329            161,368
                                                                                  ============         ==========

Note 4 - Short-Term Investments

       Consist of:

                                                                                  December 31,       December 31,
                                                                                      2001               2000
                                                                                  ------------       ------------
                                                                     %                         U.S. $
                                                                  --------        -------------------------------
      Marketable securities                                                             36,528                  -

      Bank deposits denominated in NIS                              3.3-6              160,023                  -
                                                                                  ------------         ----------
                                                                                       196,551                  -
                                                                                  ============         ==========

Note 5 - Other Accounts Receivable

       Consist of:

                                                                                    December 31,       December 31,
                                                                                        2001               2000
                                                                                    ------------       ------------
                                                                                                 U.S. $
                                                                                    -------------------------------
      VAT authorities recoverable                                                         25,313             20,279
      Employees                                                                                -              4,126
      Government of Israel Grants                                                         25,947              8,448
      Tax authorities                                                                      2,744              5,131
      Related parties                                                                     16,439                  -
      Other                                                                                  722                172
                                                                                    ------------       ------------
                                                                                          71,165             38,156
                                                                                    ============       ============

Note 6 - Fixed Assets, Net

      Consist of:

                                                                                    December 31,       December 31,
                                                                                        2001               2000
                                                                                    ------------       ------------
                                                                                                 U.S. $
                                                                                    -------------------------------
      Cost:
      Computers                                                                           54,377             36,617
      Office furniture and equipment                                                       8,316              7,306
      Other equipment                                                                     37,310             37,310
      Communication equipment                                                              6,934              6,678
      Leasehold improvement                                                               16,569             10,451
                                                                                    ------------       ------------
                                                                                         123,506             98,362
                                                                                    ------------       ------------

      Accumulated depreciation:
      Computers                                                                           19,457              3,300
      Office furniture and equipment                                                         625                142
      Other equipment                                                                      8,459              5,616
      Communication equipment                                                              1,254                247
      Leasehold improvement                                                                2,199                552
                                                                                    ------------       ------------
                                                                                          31,994              9,857
                                                                                    ------------       ------------
      Net                                                                                 91,512             88,505
                                                                                    ------------       ------------
      Base stock                                                                          13,587             20,123
                                                                                    ------------       ------------
                                                                                         105,099            108,628
                                                                                    ============       ============

       Depreciation expenses amounted to U.S.$22,137, U.S.$9,644, U.S.$213 and U.S.$31,994 in 2001, 2000, for the period July 4th through December 31st 1999 and for the period from inception through December 31, 2001, respectively.

Note 7 - Other Accounts Payable and Accrued Liabilities

      Consist of:

                                                                                    December 31,       December 31,
                                                                                        2001               2000
                                                                                    ------------       ------------
                                                                                                 U.S. $
                                                                                    -------------------------------
      Accrued expenses                                                                    46,866              3,500
      Due to employees and institutions                                                   55,404             55,481
      Due to related parties                                                                   -              1,965
      Provision for employee vacation                                                     21,053             29,557
                                                                                    ------------       ------------
                                                                                         123,323             90,503
                                                                                    ============       ============

Note 8 - Liability for Employees Severance Benefits

             Under Israeli law and labor agreements, the Company is required to make severance payments to its dismissed employees and employees leaving its employment in certain other circumstances.

             The Company's liability for severance benefits, is covered mainly by deposits with recognized funds in the name of the employee and/or by purchase of insurance policies. The liability is calculated on the basis of the latest salary of the employees multiplied by the number of years of employment as of balance sheet date.

             The provision for employee severance benefits as included in the balance sheet represents the total liability for such severance benefits.

             Severance pay expenses for the years ended December 31, 2001, 2000, for the period July 4th through December 31, 1999 and for the period from inception through December 31, 2001 amounted to U.S.$12,007, U.S.$17,111, U.S.$0 and U.S.$29,118 respectively.


Note 9 - Contingencies and Commitments

       A. Organitech Ltd. receives grants from the Government of Israel through the Office of the Chief Scientist of the Ministry of Industry and Trade ("OCS") for the financing of a significant portion of Organitech Ltd. research and development expenditures in Israel.

             The terms of the OCS grants restrict Organitech Ltd. ability to manufacture products or transfer technologies developed using these grants outside of Israel.

             Organitech Ltd. is obligated to pay royalties to the Government of Israel ranging from 3% to 5% on sales of products developed with the grants from the OCS, not to exceed the total amount of grants received.

             Organitech Ltd. had received research and development grants from the OCS in the amounts of U.S.$1,888, U.S.$164,638 and U.S.$79,965 in 2001, 2000 and from July 4th to December 31, 1999, respectively.

       B. In February 2000, the Company signed a distribution agreement whereby it granted Net Alim the exclusive right to market the Company's GrowTECH platforms in Israel. Under the terms of the agreement, Net Alim agreed to purchase two GrowTECH platforms in consideration for U.S. $100,000. In March 2000, the Company received an advance payment from Net Alim in an amount of U.S.$60,000.

             In July 2000, the Company delivered the two GrowTECH platforms to Net Alim.

             The Company is currently involved in negotiations with Net Alim regarding certain claims concerning the GrowTECH platforms delivered and the distribution agreement.

             According to the Company's legal advisors the Company's exposure in respect of these claims would be immaterial.


       C. In July 2000, the Company signed a memorandum of understanding with a Singaporean company ("Agronaut") whereby the Company committed to sell two beta version GrowTECH platforms ("GrowTECH platforms") in consideration for U.S.$50,000 each. The Company received an advance of U.S.$100,000 for two GrowTECH platforms which were scheduled to be delivered during 2001. The two GrowTECH platforms were delivered in June 2001.

             An experimental stage commenced upon delivery of the two GrowTECH platforms.

             Agronaut will be released from its obligations under this agreement should the GrowTECH platforms show unsatisfactory production capabilities, as agreed upon between the parties. In this case, the Company will return U.S.$75,000 to Agronaut upon receipt of the two GrowTECH platforms.

             As of the balance sheet date the Company hasn't received acceptance from Agronaut in regard to the two GrowTECH platforms.

       D. In August 2000, the Company entered into an agreement with a lessor whereby it leased six vehicles for a period of forty-four months. The monthly lease payment is linked to the Israeli consumer price index. Under the terms of the agreement, the Company was required to deposit U.S.$16,880 with the leasing company to guarantee its performance.

       E. In July 2001, the Fund for Export Encouragement of the Israeli Ministry of Industry and Trade ("FEE"), has agreed to participate in financing Organitech Ltd. marketing expenses incurred during 2001 and according to the approved marketing plan, up to an amount of U.S.$40 thousands, subject to fulfillment of the Fund's requirements.

             Organitech Ltd. has received grants from the FEE in the amount of U.S.$40 thousands as of December 31, 2001.

       F. In November 2001, Organitech Ltd. and Agronaut received approval from the Singapore-Israel Industrial Research and Development ("SIIRD") for funding the development of an updated commercial version of the GrowTECH. SIIRD will participate in 50% of the research and development expenses incurred, subject to a maximum amount of U.S.$421,359. In November 2001, the Company received a down payment of U.S.$126 thousand.

             Organitech Ltd., together with the Singaporean company is obligated to pay royalties to SIIRD ranging from 1.5% to 2.5% on sales of products developed with the grants from SIIRD, not to exceed the total amount of grants received.

       G. In September 2001, Organitech Ltd. received an approval for Magnaton program through the OCS. This R&D program reflects a joint venture between Organitech Ltd. and the Wietzman Institute in order to develop new varieties of miniature tomatoes that can be adapted to the GrowTECH 2000 system.

             The OCS participates in 66% of the research and development expenses incurred, subject to a maximum amount of NIS 344,282 (approximately U.S.78 thousands).

             In October 2001, Organitech Ltd. received a down payment of U.S.$19,779.

             Organitech Ltd. is obligated to pay royalties to the Wietzman institute up to 5% on sales of products developed with the grants from the Magnaton program.

       H. On December 1, 2001, the Company signed an agreement with Agronaut to establish and incorporate a Singaporean company, subject to obtaining sufficient government and/or private funding, which will be engaged in the Agro-Technologies field under the name of "Organitech Asia".

             Organitech Asia will be established with an authorized share capital of 100,000 Singapore Dollars, of which the Company shall hold 50% and Agronaut shall hold 50%.

Note 10 - Share Capital

       1. In July 1999, Organitech Ltd. ("Organitech Ltd." or "the Company") sold 4,790 thousands common shares at a price of approximately U.S.$0.00004 per share. The Company raised U.S.$169 from the sale of these common shares.

       2. In October 1999, Organitech Ltd. ("Organitech Ltd." or "the Company") sold 684 thousands common shares at a price of approximately U.S.$0.03 per share. The Company raised U.S.$21,000 from the sale of these common shares.

       3. In October 1999, Organitech Ltd. ("Organitech Ltd." or "the Company") sold 489 thousands common shares at a price of approximately U.S.$0.19 per share. The Company raised U.S.$93,440 from the sale of these common shares.

       4. In April 2000, Organitech Ltd. ("Organitech Ltd." or "the Company") sold 684 thousands common shares at a price of approximately U.S.$0.08 per share. The Company raised U.S.$55,544 from the sale of these common shares.

       5. In June 2000, Organitech Ltd. ("Organitech Ltd." or "the Company") sold 853 thousands preferred shares at a price of approximately U.S.$1.14 per share. The Company raised U.S.$973 thousands from the sale of these preferred shares. After giving effect to the reverse acquisition, discussed in Note 1B, these preferred shares were cancelled ("the cancelled shares").

       6. In January 2001, the Company issued 7.5 million common shares in exchange for all of the outstanding ordinary shares of Organitech Ltd. not already owned by the Company. These 7.5 million shares are reflected in the share issuance mentioned in paragraph 1-5 above.

       7. In January 2001, the Company issued 4,453 thousands common shares at price of approximately U.S.$0.51 per share. The Company raised U.S.$2,266 thousands from the sale of these common shares.

             This share issuance, net of the cancelled shares mentioned in paragraph 5 above, reflects the issuances executed by Organitech USA, Inc. to its shareholders during the period prior to the transaction described in Note 1B.

Note 11 - Stock Based Compensation

       1. On March 3, 1988, the Company adopted an incentive stock option plan for company executives and key employees. The Company has reserved 10,000,000 common stock shares for issuance pursuant to this plan.

             On May 3, 2000, the Company registered with the U.S. Securities and Exchange Commission 1,000,000 of these shares on Form S-8.

             The incentive stock option plan provides that no option may be granted at an exercise price less than the fair market value of the common shares on the date of grant and no option can have a term in excess of ten years. As of December 31, 2001, no options have been granted pursuant to the Plan.

       2. On December 23, 1999, the Organitech Ltd. Board of Directors approved a stock compensation program with regard to one employee. The stock options granted under the program permits an employee ("the employee") to purchase 6,000 shares of common stock at an exercise price of NIS 0.01 per share of common stock. The options vest ratably over a four-year period ending in March 2003. The options expire in January 2006.

             The employee signed a document according to which he will receive options to purchase 463,236 shares of common stock of the Company at an exercise price of U.S.$0.0001 per share of common stock instead of getting 6,000 ordinary shares of Organitech Ltd.

             Through December 31, 2001, the Company has recorded compensation expense of U.S.$426,329. The deferred compensation cost was U.S.$55,156.

             If the compensation expense for stock options granted under the Company's Stock Option Plan had been determined based on the fair value at the date of grant, consistent with the method of Statement 123, the Company's net income would not have changed.

       3. The Company has obligated to issue options to certain key employees, subject to the approval of a new stock option plan by the shareholders of the Company, to purchase 1.5 million shares of common stock at an exercise price range from U.S.$1 to U.S.$4 per share of common stock. A new plan hasn't been approved yet.

Note 12 - Treasury stock

      In October 2000, the Company issued 100,000 shares of common stock to an Organitech Ltd. consultant ("the consultant") according to a consulting agreement ("the consulting agreement"). In September 2001, the Company accepted the 100,000 shares of common stock of the Company from the consultant. Shortly thereafter the consulting agreement was terminated at the parties' mutual agreement.

Note 13 - Cost of Sales

      Consist of:

                                                           Year ended December 31,
                                                          -------------------------
                                                            2001             2000          * 1999       **Cumulative
                                                          --------         --------       ---------     ------------
                                                           U.S. $            U.S.$          U.S.$          U.S.$
                                                          --------         --------       ---------     ------------
      Payroll and related benefits                           4,000                -               -            4,000
      Materials and overhead                                16,567                -               -           16,567
                                                          --------         --------       ---------     ------------
                                                            20,567                -               -           20,567
                                                          ========         ========       =========     ============

* For the period July 4th through December 31st 1999.
* Cumulative amounts from the Company's inception.

Note 14 - Research and Development Expenses, Net

       Consist of:

                                                           Year ended December 31,
                                                          -------------------------
                                                            2001             2000          * 1999       **Cumulative
                                                          --------         --------       ---------     ------------
                                                           U.S. $            U.S.$          U.S.$          U.S.$
                                                          --------         --------       ---------     ------------
      Payroll and related benefits                         714,153          700,364          78,978        1,493,495
      Materials                                            136,813          303,468           7,354          447,635
      Equipment                                             66,972           42,043          26,337          135,352
      Subcontractors                                       118,811          122,580          21,358          262,749
      Overhead                                              11,074           20,492           5,640           37,206
      Patent                                                 2,991           12,345           7,365           22,701
      Vehicle expenses                                      52,060           26,625               -           78,685
      Depreciation                                          18,313            8,824             213           27,350
      Others                                                11,545           20,500          10,032           42,077
                                                         ---------        ---------         -------        ---------
                                                         1,132,732        1,257,241         157,277        2,547,250
                                                         ---------        ---------         -------        ---------
      Less - grants from:
        OCS                                                  1,888          164,638          79,965          246,491
        SIIRD                                              126,312                -               -          126,312
        Magnaton                                            19,780                -               -           19,780
        Other                                               28,500                -               -           28,500
                                                         ---------        ---------         -------        ---------
                                                           176,480          164,638          79,965          421,083
                                                         ---------        ---------         -------        ---------
                                                           956,252        1,092,603          77,312        2,126,167
                                                         =========        =========         =======        =========

During fiscal year 2001, the Company's expenses for raw materials, equipment and expenses related to subcontractors were U.S.$322,596, which represents 28% of the Company's gross research and development expenses. The Company works with one main supplier, which is also a subcontractor, for raw materials. The purchases from this supplier represent 33% of the foregoing research and development expenses referenced above. The Company is not dependent on this supplier and believes that this supplier can be replaced without material effect on the Company's research and development capabilities.

Note 15 - Selling and Marketing Expenses, Net

       Consist of:

                                                           Year ended December 31,
                                                          -------------------------
                                                            2001             2000          * 1999       **Cumulative
                                                          --------         --------       ---------     ------------
                                                           U.S. $            U.S.$          U.S.$          U.S.$
                                                          --------         --------       ---------     ------------
      Payroll and related benefits                          25,706                -               -           25,706
      Advertising                                           88,218                -               -           88,218
      Professional services                                 28,934                -               -           28,934
      Overseas travel                                       24,451                -               -           24,451
      Exhibitions                                           11,333                -               -           11,333
      Others                                                 6,775                -               -            6,775
                                                           -------         --------       ---------          -------
                                                           185,417                -               -          185,417
                                                           -------         --------       ---------          -------

      Less: grants received for export
      encouragement                                         40,001                -               -           40,001
                                                           -------         --------       ---------          -------
                                                           145,416                -               -          145,416
                                                           =======         ========       =========          =======

*  For the period July 4th through December 31st 1999.
** Cumulative amounts from the Company's inception.

Note 16 - General and Administrative Expenses

       Consist of:

                                                           Year ended December 31,
                                                          -------------------------
                                                            2001             2000          * 1999       **Cumulative
                                                          --------         --------       ---------     ------------
                                                           U.S. $            U.S.$          U.S.$          U.S.$
                                                          --------         --------       ---------     ------------
      Payroll and related benefits                         263,995          211,668               -          475,663
      Professional services                                159,873            8,734           1,575          170,182
      Office expenses                                       26,866           11,531           1,277           39,674
      Overseas travel                                       28,605           23,488               -           52,093
      Vehicle expenses                                      19,513           14,433               -           33,946
      Directors insurance                                   50,260                -               -           50,260
      Depreciation                                           3,824              820               -            4,644
      Others                                                73,194           53,220               -          126,414
                                                           -------          -------           -----          -------
                                                           626,130          323,894           2,852          952,876
                                                           =======          =======           =====          =======

*  For the period July 4th through December 31st 1999.
** Cumulative amounts from the Company's inception.


Note 17 - Other Expenses

       Expenses of offering of Company's shares in an aborted offering.


Note 18 - Income Taxes

       A. In general, the Company is assessed for tax purposes, on an unconsolidated basis. The U.S. tax is computed on the basis of Organitech USA, Inc. results in U.S. Dollar determined for tax purposes. The Israeli tax is computed on the basis of Organitech Ltd. results in Israeli currency determined for tax purposes. The main differences between the results for tax and reporting purposes are: deduction for inflationary profits, difference between the results in Israeli currency and results in adjusted NIS and permanent differences.

       B.    Tax laws applicable to Organitech Ltd. In Israel

             a. Taxation under inflationary conditions

                The Company is assessed under the Income Tax Law (Inflationary Adjustments, 1985), the purpose of which is to prevent taxation on inflationary profits.

       B.    Tax laws applicable to Organitech Ltd. In Israel (cont'd)

             b. The law for the Encouragement of Capital Investment, 1959

                In April 2001, Organitech Ltd. was granted a status of an "Approved Enterprise" under the Israeli law for the Encouragement of Capital Investments, 1959.

                During the period of benefits, the income deriving from the "Approved Enterprise" will be tax exempt for a period of ten years, commencing the first year the "Approval Enterprise" generates taxable income. Notwithstanding the foregoing, the period of benefits will expire in the year 2015.

                In the event of distribution of cash dividends from income which was tax exempt, Organitech Ltd. would have to pay up to 25% tax in respect of the amount distributed.

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

       C.    Net Operating Loss Carryforwards

             a. At December 31, 2001, the Company had net operating loss carryforwards for Israeli tax purposes of approximately U.S.$2,911 thousands (December 31, 2000 - U.S.$1,153 thousands). These losses are indexed to changes in the Israeli Consumers Price Index pursuant to Inflationary Adjustments Law, 1985. The net operating loss carry forwards are available to offset future taxable income, if any, for an indefinite period.

             b. At December 31, 2001, for U.S. income tax purposes, the Company had approximately U.S.$1,192 thousand of net operating loss carry forwards. Such net operating losses begin expiring in 2005.

             Because of the Company's lack of earnings history, the deferred tax assets have been fully offset by a valuation allowance. The valuation allowance for deferred tax assets was U.S.$1,482 thousand.

       D.    Deferred tax assets

             Significant components of the Company's deferred tax assets are as follows:

                                                                                        December 31,    December 31,
                                                                                        ------------    ------------
                                                                                            2001            2000
                                                                                        ------------    ------------
                                                                                           U.S. $           U.S.$
                                                                                        ------------    ------------
           Deferred tax assets:
           Short-term Provision for employee benefits                                          7,579          10,641
           Tax Loss carryforward                                                           1,465,068         415,158
           Long-term Provision for employee benefits                                           8,921           6,160
           Payrolls on account of employees' options                                               -         113,513
                                                                                        ------------    ------------
           Total deferred tax assets                                                       1,481,568         545,472
           Valuation allowance                                                             1,481,568         545,472
                                                                                        ------------    ------------
           Net deferred tax assets                                                                 -               -
                                                                                        ============    ============

       E. Reconciliation of theoretical tax benefit to the actual tax benefit:

                                                                     Year ended December 31,
                                                                    -------------------------
                                                                      2001             2000          * 1999       **Cumulative
                                                                    --------         --------       ---------     ------------
                                                                     U.S. $            U.S.$          U.S.$          U.S.$
                                                                    --------         --------       ---------     ------------
            Loss before income taxes as reported in
             the statements of operations                         (1,708,326)      (1,406,644)        (80,680)      (3,195,650)
                                                                  ==========       ==========         =======       ==========
            Theoretical tax on the above amount (36%)               (614,997)        (506,392)        (29,045)      (1,150,434)

            Increase (decrease) in taxes resulting
             from permanent differences:
            Non-deductible operating expenses                          2,176            1,140             (14)           3,302
            Differences in the basis of measurement
             for tax purposes and for financial
             reporting purposes and other                             39,079           (4,916)         (6,245)          27,918

                                                                    (573,742)        (510,168)        (35,304)      (1,119,214)
                                                                  ----------       ----------         -------       ----------
            Timing differences in respect of which
             valuation allowance were recorded against
             deferred tax asset:
            Expenses in respect of employees' liabilities               (301)          16,090             711           16,500
            Loss for tax purposes in the current year                687,556          386,222          28,936        1,102,714
            Payrolls on account of employees' options               (113,513)         107,856           5,657                -
                                                                  ----------       ----------         -------       ----------
                                                                           -                -               -                -
                                                                  ==========       ==========         =======       ==========

*  For the period July through December 1999.
** Cumulative amounts from the Company's inception.


       F.    The Company has never received a final tax assessment.

Note 19 - Fair Value of Financial Instruments

     The Company's financial instruments include cash and cash equivalents, short-term investments and trade accounts payable.

     The carrying amounts of these items approximate their fair value due to the short-term maturity of such instruments.

Note 20 - Pro Forma Information

     The following consolidated unaudited pro forma information gives effect to the business combination, described in Note 1B, as if it had occurred on January 1, 2000.

                                                                        Year ended December 31,
                                                                        -----------------------
                                                                         2001             2000
                                                                        ------           ------
                                                                              Unaudited
                                                                        -----------------------
                                                                                U.S.$
                                                                        -----------------------
   Revenues                                                               32,620              -
   Net loss                                                            1,708,326      4,236,923
   Net loss per share                                                       0.16           0.33
   Weighted average number of shares outstanding                      10,757,595     10,896,295

Note 21 - Transactions and Balances with Related Parties

       1.    Balances with related parties

                                                                   December 31,     December 31,
                                                                       2001             2000
                                                                   ------------     ------------
                                                                      U.S. $           U.S.$
                                                                   ------------     ------------
           Other accounts receivable                                     16,439               -

           Due to related parties                                             -          (1,965)



       2.    Transactions with related parties

                                                                     Year ended December 31,
                                                                    -------------------------
                                                                      2001             2000          * 1999       **Cumulative
                                                                    --------         --------       ---------     ------------
                                                                     U.S. $            U.S.$          U.S.$          U.S.$
                                                                    --------         --------       ---------     ------------
           Payroll and related benefits                              242,947          142,660          34,317          389,840

           Overhead expenses                                          16,492           20,492           5,640           42,624

*  For the period July 4st through December 31st 1999.
** Cumulative amounts from the Company's inception.


Note 22 - Subsequent events

         1. On February 26, 2002, Organitech Ltd. received an approval from the OCS for funding a new R&D program regarding adaptation of the GrowTECH 2000 to grow miniature tomatoes. The OCS will participate in 50% of the research and development expenses incurred subject to a maximum amount of NIS 787,600 (approximately U.S.$178 thousands).

             Organitech Ltd. is obligated to pay royalties to the Government of Israel ranging from 3% to 5% on sales of products developed with the grants from the OCS, not to exceed the total amount of grants received.