Form 10KSB/A
period 2001-12-31
ORGANITECH USA INC
filed 2002-04-30
CIK 832810

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  Form 10-KSB/A
                                 Amendment No. 1

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

                    Common Stock, $0.001 par value per share
                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such report(s)), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-KSB or any amendment to this Form 10-KSB. [X]

        The issuer's revenue for its most recent fiscal year was: $32,620

The aggregate market value of the registrant's voting and non-voting common equity held by non-affiliates of the registrant as of March 28, 2002 was $1,400,000 based upon the average of the bid and asked price of such common stock.

As of March 28, 2002, the issuer had 11,000,000 shares of its Common Stock, $0.001 par value per share, outstanding.

               Transitional Small Business Format: Yes [ ] No [X]
                    Documents incorporated by reference: None

                                Introductory Note

         In accordance with instruction E(3) to Form 10-KSB, OrganiTECH USA, Inc. is amending its Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on April 15, 2002 to provide information under Part III thereof.

PART III

Item 9: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT; COMPLIANCE WITH
        SECTION 16(a) OF THE EXCHANGE ACT

         The following table sets forth certain information as of March 28, 2002 regarding each of the directors and executive officers of the Company:

Name (1)            Age     Position
----------------------------------------------------------------------
Lior Hessel          33     Chief Executive Officer, Director,
                            President of Organitech

Josef Sperling       45     Chairman of the Board of Directors

Offer Erez           52     Director

Samuel Hessel        55     Director

Ohad Hessel          31     Director, VP Operations of Organitech

Tamir Rabina         27     CFO of Organitech*

David Baron          41     CTO of Organitech

* Tamir Rabina resigned as CFO of Organitech, effective March 10, 2002.

(1) Unless otherwise noted, the address of each of the directors and officers of the Company is P.O. Box 212, 30 Narkisim St., Nesher, Israel 36601.

Mr. Lior Hessel. Since February 26, 2001, Mr. Hessel has served as the Company's Chief Executive Officer and from July 1999 has served as the President of Organitech. Mr. Hessel has been a director of the Company since January 2001 and has served as a director of Organitech since its foundation. Mr. Hessel is the brother of Ohad Hessel, an officer and director of the Company and the son of Samuel Hessel, a director of the Company. He is a graduate of the Agricultural Engineering Department of the Technion, The Israel Institute of Technology, and holds degrees in both Mechanical Engineering and Business Management. Mr. Hessel has more than 7 years experience in the technology development sector with a strong background in robotics. Mr. Hessel began his professional career as a Product Engineer at the semiconductor equipment provider Kulicke & Soffa (NASDAQ: KLIC). From 1995 to 1998, Mr. Hessel was a Research and Development Team Manager at Jordan Valley Applied Radiation.

Mr. Josef Sperling. Mr. Sperling is Chairman of the Board of Directors of the Company, as elected in January 2001. Mr. Sperling is a lawyer and has been a partner since 1994 in a law office based in Tel Aviv, Israel, which specializes in commercial law, contracts, administration law, real estate, and banking law. Since 1998, Mr. Sperling has been Chairman of the Board for Halamish, a government agency for housing and urban renewal. From 1993 to 1998, Mr. Sperling served as a member of the Tel Aviv City Council, member of the Critics Committee of Tel Aviv City Hall, and as a member of the Local Planning and Construction Committee. From 1993 to 1996, Mr. Sperling was a director and Secretary of ISSTA, an airline and tourist company.

Mr. Offer Erez. Mr. Erez has been a member of the Board of Directors of the Company since January 2001. He has been a freelance consultant for Domino's Pizza International over the last 10 years and is currently in charge of developing new markets in Europe. Mr. Erez was involved in the launching and establishment of Domino's Pizza franchises in Israel in 1989, Belgium in 1992, Turkey in 1995, and Germany in 1997. Prior to entering the food industry, Mr. Erez worked as an independent consultant in the financial markets in Tel Aviv for approximately 15 years. Mr. Erez has reached the rank of colonel as a fighter pilot in the Israeli Air Force. He is a graduate of Economics and Computer Science from the University of Alabama, U.S.A., and holds a degree in Business Administration from the Hebrew University of Jerusalem.

Mr. Samuel Hessel. Mr. Hessel has been a member of the Board of Directors of the Company since January 2001. Mr. Hessel has more than 30 years of experience in technology development, product marketing and administrative management in Israel and abroad. For the past 7 years, Mr. Hessel has been a consultant for Metal-Tek and other industrial high technology companies where his duties have included International Marketing, Quality Management Systems, Environmental Management Systems and Materials Technology. Mr. Hessel started his career as a Chief Metallurgist and Technical Manager in Iscar, Israel 30 years ago. Mr. Hessel is the father of Lior Hessel, the Company's Chief Executive Officer and President of Organitech, and Ohad Hessel, a director of Organitech.

Mr. Ohad Hessel. Mr. Hessel is currently Vice President of Operations and has been a director of the Company since January 2001. Mr. Hessel earned a degree in Industrial Management Engineering from ORT College in Israel and has completed additional studies in international executive management both in the U.S. and Israel. From 1993 to 1999, Mr. Hessel served as Executive Vice President of the Northern Region for D.G. Pizza. Mr. Hessel is the brother of Lior Hessel, the Chief Executive Officer of the Company and President of Organitech and son of Samuel Hessel, a director of the Company.

Mr. Tamir Rabina. Mr. Rabina served as the Chief Financial Officer of Organitech from April 2001 until his resignation in March 2002. Prior to joining Organitech, Mr. Rabina served as a senior auditor from 1998 to 2000 for KPMG, Somekh Chaikiin. From 1995 to 1997, he was a teacher of Economics and Accountancy at the Academic College of Michmoret. Mr. Rabina holds a B.A. degree in Economics and Accounting from Haifa University.

Dr. David Baron. Dr. Baron has been the Chief Technology Officer of Organitech since August 2000. Prior to joining Organitech, Dr. Baron acted as Development Manager for Jordan Valley Applied Radiation, a semiconductor equipment company from 1998 to 2000, where he served as a development and prototype production manager. From 1996 through 1998, Dr. Baron was an Ethernet Hardware Manager for LAN Optics, Ltd., a communications equipment organization, where he specialized in Ethernet development. Dr. Baron holds a D.Sc. degree in Intelligent Control of Robotics and a Ms.C. in Electrical Engineering.

         The Company currently does not have any board-approved committees.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Exchange Act requires the Company's executive officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Commission. Specific due dates for these reports have been established, and the Company is required to report in this Form 10-KSB any failure to file reports by these dates during fiscal 2001. To the Company's knowledge, these filing requirements were satisfied by the Company's executive officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities.

Item 10. EXECUTIVE COMPENSATION

         The following table shows executive compensation for the Chief Executive Officer and those other most highly compensated executive officers for the fiscal years ended 2001, 2000 and 1999.

                           Summary Compensation Table
                             Long Term Compensation

-----------------------------------------------------------------------------------------------------------------------------------
                                         Annual Compensation                            Long-term Compensation
                                   ------------------------------------------------------------------------------------------------
                                                                                 Awards               Payouts
                                                                     -------------------------------------------
                                                    Other Annual      Restricted       Securities       LTIP          All other
Name & Principal           Year    Salary   Bonus   Compensation     Stock Awards      underlying      payouts      Compensation
   Position                          ($)     ($)        ($)               ($)         options/SARs       ($)             ($)

      (a)                  (b)       (c)     (d)        (e)               (f)              (g)           (h)             (i)
-----------------------------------------------------------------------------------------------------------------------------------
Lior Hessel, CEO of the    2001    113,584   --          --                --               --            --              --
Company; President of
Organitech
-----------------------------------------------------------------------------------------------------------------------------------
                           2000     91,233   --          --                --               --            --              --
-----------------------------------------------------------------------------------------------------------------------------------
                           1999     22,600   --          --                --               --            --              --
-----------------------------------------------------------------------------------------------------------------------------------
Ohad Hessel, COO of        2001    101,018   --          --                --              (1)            --              --
Organitech
-----------------------------------------------------------------------------------------------------------------------------------
                           2000     74,539   --          --                --               --            --              --
-----------------------------------------------------------------------------------------------------------------------------------
                           1999     17,941   --          --                --               --            --              --
-----------------------------------------------------------------------------------------------------------------------------------
Dr. David Baron, CTO of    2001     94,011   --          --                --              (2)            --              --
Organitech
-----------------------------------------------------------------------------------------------------------------------------------
                           2000     34,557   --          --                --               --            --              --
-----------------------------------------------------------------------------------------------------------------------------------
Tamir Rabina, CFO of       2001     39,274   --          --                --               --            --              --
Organitech
-----------------------------------------------------------------------------------------------------------------------------------
Moshe Barmak, CFO of       2001     52,732   --          --                --               --            --              --
Organitech
-----------------------------------------------------------------------------------------------------------------------------------
                           2000     44,870   --          --                --               --            --              --
-----------------------------------------------------------------------------------------------------------------------------------

(1) In January 2001, the Company consummated an agreement with Organitech whereby the Company issued 7.5 million shares of stock to the shareholders of Organitech in exchange for all of the outstanding shares of Organitech not owned by the Company (the "Share Exchange Transaction"). Prior to the Share Exchange Transaction, on December 23, 1999, Organitech's Board of Directors approved a stock compensation arrangement relating to Ohad Hessel. The stock options granted under that arrangement permitted Mr. Hessel to purchase 6,000 ordinary shares at an exercise price of NIS 0.01 per ordinary share. The options vest ratably over a four-year period ending in March 2003. The options expire in January 2006. As a result of the Share Exchange Transaction, in January 2001, Mr. Hessel signed an agreement according to which he received options to purchase 463,236 shares of common stock of the Company at an exercise price of U.S.$0.001 per share of common stock rather than receiving 6,000 ordinary shares of Organitech. The Company options granted to Mr. Hessel are subject to the same vesting schedule as the Organitech options that Mr. Hessel exchanged in connection with the Share Exchange Transaction.

(2) Prior to the Share Exchange Transaction, on May 29, 2000, Organitech Board of Directors approved a stock compensation arrangement relating to Dr. David Baron. The stock options granted under that arrangement permitted Dr. Baron to purchase 2,500 ordinary shares at an exercise price of U.S. $90 per ordinary share. The options vest ratably over a four-year period ending in August 2004. The options expire in January 2010. As a result of the Share Exchange Transaction, in January 2001, Dr. Baron signed an agreement according to which he received options to purchase 193,015 shares of common stock of the Company at an exercise price of U.S. $1.00 per share of common stock rather than receiving 2,500 ordinary shares of Organitech. The Company options granted to Dr. Baron are subject to the same vesting schedule as the Organitech options that Dr. Baron exchanged in connection with the Share Exchange Transaction.

Compensation to Directors

         Josef Sperling receives a fee of $2,100 per month for serving on the Company's Board of Directors. The remaining Directors that do not receive compensation as an officer or employee of the Company receive $400 per Board meeting for each meeting they attend.

Employment Contracts and Termination of Employment, and Change-in-Control Arrangements

         In November 1999, Organitech entered into an employment agreement with Lior Hessel, as President of Organitech, which provides for an initial annual base salary of approximately U.S.$70,000, which is subject to annual adjustments as determined by Organitech's Board of Directors. In addition, the agreement provides for certain benefits, including a vehicle, manager's insurance and education fund. The agreement may be terminated by Organitech upon 30 days prior notice.

         In November 1999, Organitech entered into an employment agreement with Ohad Hessel as Chief Operating Officer of Organitech, which provides for an initial annual base salary of approximately U.S.$72,000, which is subject to annual adjustments as determined by Organitech's Board of Directors. In addition, the agreement provides for certain benefits, including manager's insurance and education fund. The agreement may be terminated by Organitech upon 30 days prior notice.

         In May 2000, Organitech entered into an employment agreement with David Baron as Chief Technology Officer of Organitech, which provides for an initial annual base salary of $64,000 per year, which is subject to annual adjustments, as determined by Organitech's Board of Directors. In addition, the agreement provides for certain benefits, including a vehicle, manager's insurance and education fund. The agreement may be terminated by Organitech upon 60 days prior notice.

Option Grants in Last Fiscal Year

------------------------------------------------------------------------------------------------------
                                    Number of     Percent Of Total
                                   Securities       Options/SARs
                                   Underlying        Granted To      Exercise Or
                                   Options/SARs     Employees In      Base Price
           Name                     Granted (#)      Fiscal Year         ($/Sh)      Expiration Date
           (a)                         (b)              (c)              (d)              (e)
------------------------------------------------------------------------------------------------------
Ohad Hessel                        463,236 (1)         70.59%           $0.001       January 1, 2006
------------------------------------------------------------------------------------------------------
Dr. David Baron                    193,015 (2)         29.41%           $1.00        January 1, 2010
------------------------------------------------------------------------------------------------------

(1) The grant of these options occurred as a result of the Share Exchange Transaction referenced in note 1 to the Summary Compensation Table.

(2) The grant of these options occurred as a result of the Share Exchange Transaction referenced in note 2 to the Summary Compensation Table.

Long-Term Incentive Plan Awards

         There were no long-term incentive plan awards granted to the current executive officers of the Company in the fiscal year ended December 31, 2001.

Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth information regarding the ownership of the Company's common stock as of March 28, 2002, by each of the directors and executive officers of the Company, by each person or group known by the Company to be the beneficial owner of more than five percent of the Company's outstanding common stock, and by all directors and executive officers of the Company as a group. In general, a person is deemed to be a "beneficial owner" of a security if that person has or shares the power to vote or direct the voting of such security, or the power to dispose or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which the person has the right to acquire beneficial ownership within sixty (60) days. On March 28, 2002, there were approximately 11,000,000 shares of common stock outstanding.

       Name and Address           Type of Security      Number of Shares          Percentage (1)
Lior Hessel                            Common               3,860,288                 35.09%
14 Landower St.
Kiryat Bialik  27033 Israel

D. G. Pizza Ltd.                       Common               1,544,115                 14.04%
35 Hahoresh St.
Binyamina 30500 Israel

Technion Entrepreneurial               Common               1,544,115                 14.04%
Incubator Co
POB 212
Nesher, 36601, Israel

Arie and Anat Heller                   Common                 551,482                  5.00%
P.O. Box 4712
Keysarya 38900, Israel

Josef Sperling                         Common                    0                     0.00%
P.O. Box 212
30 Narkisim St.
Nesher, Israel 36601

Offer Erez                             Common                    0                     0.00%
P.O. Box 212
30 Narkisim St.
Nesher, Israel 36601

Samuel Hessel                          Common                    0                     0.00%
Technion Science Park
Nesher, Israel 36601
Israel

Ohad Hessel                            Common                 231,618(2)                2.1%
Technion Science Park
Nesher, Israel 36601
Israel

Tamir Rabina                           Common                    0                     0.00%
P.O. Box 212
30 Narkism Street
Nesher, Israel  36601

Dr. David Baron                        Common                  48,254(3)                 *
P.O. Box 212
30 Narkism Street
Nesher, Israel  36601

All Executive Officers and
Directors as a Group
                                       Common               4,140,160                 37.64%

*Represents less than 1%.
(1) The percentages are based upon 11,000,000 shares of Common Stock issued and outstanding on March 28, 2002. There are no additional shares owned by the executive officers, directors or nominees.

(2) Represents 231,618 shares of Common Stock issuable upon exercise of options granted to Mr. Hessel in connection with the Share Exchange Transaction. Does not include 231,618 shares of Common Stock issuable upon exercise of options granted to Mr. Hessel in connection with the Share Exchange Transaction, which are not exercisable within 60 days of the date of this Amendment No. 1.
(3) Represents 48,254 shares of Common Stock issuable upon exercise of options granted to Dr. Baron in connection with the Share Exchange Transaction. Does not include 144,761 shares of Common Stock issuable upon exercise of options granted to Dr. Baron in connection with the Share Exchange Transaction, which are not exercisable within 60 days of the date of this Amendment No. 1.

Item 12. CERTAIN RELATIONSHIPS & RELATED TRANSACTIONS

         None.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 30, 2002.

                                     OrganiTECH USA, INC.


                                     By: /s/ Lior Hessel
                                         -------------------------------------
                                         Lior Hessel, Chief Executive Officer,
                                         Director


                                     By: /s/ Lior Hessel
                                         -------------------------------------
                                         Lior Hessel, Chief Financial Officer

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant on April 30, 2002, in the capacities indicated.

/s/ Joseph Sperling                     Chairman of the Board of Directors
-------------------
Joseph Sperling

/s/ Offer Erez                          Director
-------------------
Offer Erez

/s/ Samuel Hessel                       Director
-------------------
Samuel Hessel

/s/ Ohad Hessel                         Director
-------------------
Ohad Hessel