Form 10QSB
period 2002-03-31
ORGANITECH USA INC
filed 2002-05-20
CIK 832810

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   Form 10-QSB


                                   (Mark One)

                [ x ] Quarterly Report under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                  for the quarterly period ended March 31, 2002
                                                 --------------


                 [ ] Transition Report under Section 13 or 15(d)
                               of the Exchange Act
        for the transition period from ________________ to ______________


                        Commission File Number 000-22151
                                              ------------------


                              ORGANITECH USA, INC.
             -------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)


            Delaware                                      93-0969365
 -------------------------------                 -----------------------------
 (State or Other Jurisdiction of               (IRS Employer Identification No.)
 Incorporation or Organization)


                   Technion Science Park, Nesher 36001, Israel
 -------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 972-4-830-8320
                            ------------------------
                           (Issuer's Telephone Number)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [ x ]   No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of April 30, 2002, this issuer had 11,000,000 shares of its common stock outstanding.

Transitional Small Business Disclosure Format (Check one):  Yes [ ]   No [ x ]

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements


                              Organitech USA, Inc.
                          (A Development Stage Company)


               Condensed Consolidated Interim Financial Statements

                              As of March 31, 2002

                                   (Unaudited)



Contents
                                                                      page
                                                                   ----------


Condensed Consolidated Interim Balance Sheets                          3

Condensed Consolidated Interim Statements of operations                4

Condensed Consolidated Interim Statements of Cash Flows               5-6

Notes to Condensed Consolidated Interim Financial Statements         7-10

                              Organitech USA, Inc.
                          (A Development Stage Company)

                  Condensed Consolidated Interim Balance Sheets
                  ---------------------------------------------

                                                                               March 31,    March 31,    December 31,
                                                                                 2002          2001          2001
                                                                              ----------    ----------    ----------
                                                                              Unaudited     Unaudited       Audited
                                                                              ----------    ----------    ----------
                                                                                 U.S. $        U.S. $       U.S. $
                                                                              ----------    ----------    ----------
 Assets

Current assets :

Cash and cash equivalents                                                        392,996     2,159,104       620,329
Short-term investments                                                            43,267          --         196,551
Other accounts receivable                                                        117,222        55,259        71,165
Prepaid expenses                                                                  13,042        10,030        36,852
Raw material inventory                                                            19,557          --          11,808
                                                                              ----------    ----------    ----------

                                                                                 586,084     2,224,393       936,705
                                                                              ----------    ----------    ----------

Other assets                                                                      16,880        16,880        16,880
                                                                              ----------    ----------    ----------

Fixed assets, net                                                                100,494       110,142       105,099
                                                                              ----------    ----------    ----------

                                                                                 703,458     2,351,415     1,058,684
                                                                              ==========    ==========    ==========

Liabilities and shareholders' equity

Current liabilities :

Trade accounts payable                                                            51,274       178,507       135,785
Other accounts payable                                                           128,098       309,767       123,323
Deferred income                                                                  135,000          --         135,000
                                                                              ----------    ----------    ----------

                                                                                 314,372       488,274       394,108
                                                                              ----------    ----------    ----------

Liability for employee rights upon retirement, net of amount
founded                                                                             --          20,808        24,780
                                                                                                              23,233
                                                                              ----------    ----------    ----------

Contingencies and Commitments (Note 4)

Shareholders' equity

Common shares of U.S.$ 0.001 par value, authorized -
80,000,000 shares,
issued and outstanding - 11,000,000 shares                                        11,100        11,100        11,100
Additional paid in capital                                                     3,398,017     3,398,017     3,398,017
Stock based compensation                                                         446,166       357,398       426,329
Accumulated deficit during the development stage                              (3,489,430)   (1,924,182)   (3,195,650)
                                                                              ----------    ----------    ----------

Total shareholders' equity                                                       365,853     1,842,333       639,796
                                                                              ----------    ----------    ----------

                                                                                 703,458     2,351,415     1,058,684
                                                                              ==========    ==========    ==========


               The accompanying notes are an integral part of the
                   consolidated interim financial statements.

-----------------------------------        -------------------------------------
Chairman of the Board of Directors         President


                              Organitech USA, Inc.
                          (A Development Stage Company)
             Condensed Consolidated Interim Statements of Operations

                                                                                                                     Amounts
                                                             Three months     Three months                         accumulated
                                                                ended            ended          Year ended         during the
                                                              March 31,        March 31,       December 31,        development
                                                                 2002             2001             2001               stage
                                                            ---------------  ---------------  ----------------   ----------------
                                                               Unaudited        Unaudited          Audited           Unaudited
                                                            ---------------  ---------------  ----------------   ----------------
                                                                U.S. $           U.S. $           U.S. $             U.S. $
                                                            ---------------  ---------------  ----------------   ----------------
Sales of PhytoChamber                                                    -                -            32,620             32,620

Cost of sales                                                            -                -            20,567             20,567
                                                            ---------------  ---------------  ----------------   ----------------

Gross profit                                                             -                -            12,053             12,053

Research and development expenses, net                             116,254          303,244           956,252          2,242,421

Selling and marketing expenses                                      15,114                -           145,416            160,530

General and administrative expenses                                152,245          152,842           626,130          1,105,121
                                                            ---------------  ---------------  ----------------   ----------------

Operating loss                                                     283,613          456,086         1,715,745          3,496,019

Financing expenses (income), net                                    10,167         (19,228)          (27,419)           (26,589)

Other expenses, net                                                      -                -            20,000             20,000
                                                            ---------------  ---------------  ----------------   ----------------

Loss before income tax                                             293,780          436,858         1,708,326          3,489,430

Income tax                                                               -                -                 -                  -
                                                            ---------------  ---------------  ----------------   ----------------

Net loss                                                           293,780          436,858         1,708,326          3,489,430
                                                            ===============  ===============  ================   ================


Basic and diluted net loss
per common share (Note 3)                                             0.03             0.04              0.16
                                                            ===============  ===============  ================

Weighted average number of common shares outstanding used
in basic and diluted loss per share calculation
                                                                11,000,000        9,900,000        10,757,595
                                                            ===============  ===============  ================




               The accompanying notes are an integral part of the
                   consolidated interim financial statements.

                              Organitech USA, Inc.
                          (A Development Stage Company)
             Condensed Consolidated Interim Statements of Cash Flows

                                                                                                                     Amounts
                                                            Three months     Three months        Year ended        accumulated
                                                               ended            ended           December 31,        during the
                                                             March 31,        March 31,                            development
                                                                2002             2001               2001              stage
                                                           ---------------  ---------------    ---------------    ---------------
                                                              Unaudited          Unaudited           Audited           Unaudited
                                                           ---------------  ---------------    ---------------    ---------------
                                                               U.S. $           U.S. $             U.S. $             U.S. $
                                                           ---------------  ---------------    ---------------    ---------------
 Cash flows used in operating activities:

 Net loss for the period / year                                 (293,780)        (436,858)        (1,708,326)        (3,489,430)
                                                           -------------    ---------------    ---------------    ---------------

 Adjustments to reconcile net loss to net cash used in operating activities :

 Depreciation                                                      6,000            4,492             22,137             37,994
 Liability for employee rights upon retirement, net of
 amount founded                                                   (1,547)           3,697              7,669             23,233
 Compensation from stock options                                  19,837           42,085            111,016            446,166

 Changes in assets and liabilities :

 (Increase) decrease in other accounts receivable
                                                                 (46,057)         (17,103)           (33,009)          (117,222)
 Decrease (Increase) in prepaid expenses                          23,810           40,724              13,902           (13,042)
 Increase in raw material inventory                               (7,749)               -            (11,808)           (19,557)
 (Decrease) Increase in trade accounts payable
                                                                 (84,511)          41,927               (795)            51,274
 Increase in other accounts payable                                4,775           59,264             41,554            128,098
 (Decrease) Increase in deferred income                                -                -            (25,000)           135,000
                                                           -------------    ---------------    ---------------    ---------------

 Total adjustments                                               (85,442)         175,086            125,666            671,944

 Net cash used in operating activities                          (379,222)        (261,772)        (1,582,660)        (2,817,486)
                                                           -------------    ---------------    ---------------    ---------------

 Cash flows from investing activities :

 Decrease (Increase) in short-term investments                   153,284                -           (196,551)           (43,267)
 Investment in fixed assets                                       (1,395)          (6,006)           (18,608)          (138,488)
 Investment in other assets                                            -                -                  -            (16,880)
                                                           -------------    ---------------    ---------------    ---------------

 Net cash provided by (used in) investing activities
                                                                 151,889           (6,006)          (215,159)          (198,635)
                                                           -------------    ---------------    ---------------    ---------------

 Cash flows from financing activities :

 Proceeds from issuance of shares,
 net of issuance expenses                                              -        2,265,514          2,265,514          3,409,117
                                                           -------------    ---------------    ---------------    ---------------

 Net cash provided by financing activities                             -        2,265,514          2,265,514          3,409,117
                                                            ------------     ---------------    ---------------    ---------------


               The accompanying notes are an integral part of the
                   consolidated interim financial statements.

                              Organitech USA, Inc.
                          (A Development Stage Company)
       Condensed Consolidated Interim Statements of Cash Flows - Continued

                                                                                                                     Amounts
                                                         Three months       Three months                           accumulated
                                                             ended              ended           Year ended         during the
                                                           March 31,          March 31,        December 31,        development
                                                             2002               2001               2001               stage
                                                        ----------------   ----------------   ----------------   ----------------
                                                           Unaudited          Unaudited           Audited           Unaudited
                                                        ----------------   ----------------   ----------------   ----------------
                                                            U.S. $             U.S. $             U.S. $             U.S. $
                                                        ----------------   ----------------   ----------------   ----------------
Net cash used in operating activities                         (379,222)          (261,772)        (1,582,660)        (2,817,486)

 Net cash provided by (used in) investing activities
                                                                151,889            (6,006)          (215,159)          (198,635)

 Net cash provided by financing activities                            -          2,265,514          2,265,514          3,409,117

Effect of exchange rate changes on cash                               -                  -            (8,734)                  -
                                                        ----------------   ----------------   ----------------   ----------------

Net (Decrease) increase in cash and cash equivalents
                                                              (227,333)          1,997,736            458,961            392,996

Cash and cash equivalents at beginning of period /
year                                                            620,329            161,368            161,368                  -
                                                        ----------------   ----------------   ----------------   ----------------

Cash and cash equivalents at end of
period / year                                                   392,996          2,159,104            620,329            392,996
                                                        ================   ================   ================   ================



Supplementary disclosure of cash flow information :

Interest received (paid), net                                     1,428             19,228              (200)
                                                        ================   ================   ================

Income tax paid, net                                              (142)                  -            (1,113)
                                                        ================   ================   ================



               The accompanying notes are an integral part of the
                   consolidated interim financial statements.

                              Organitech USA, Inc.
                          (A Development Stage Company)

     Notes to Condensed Unaudited Consolidated Interim Financial Statements
     ----------------------------------------------------------------------

       Note 1 -  Description of Business

                 A. Organitech USA, Inc. (the "Company") (formerly "Incubate This!, Inc."), organized under the laws of the state of Delaware, is presently and primarily engaged through its wholly-owned subsidiary, Organitech Ltd. ("Organitech Ltd."), a company organized under the laws of Israel, in the development of technologies, platforms, and applied engineering solutions that cost effectively and completely automate the method by which many foods, plants, and extracts are cultivated. Since its formation, Organitech Ltd. has been developing its first proprietary solution, the GrowTECH 2000 (TM), which is a low input-high output, self-contained, portable, robotic, sustainable agricultural platform designed to automatically seed, transplant and harvest commercial quantities of hydroponics, pesticide free, green leaf vegetables. Another engineering solution developed by Organitech Ltd. is a commercial new highly portable, reliable, cost-effective, and versatile turnkey growth chamber solution known as PhytoChamber.

                        The high technology industry, in which the Company is involved, is competitive and is characterized by the risks of rapidly changing technologies and penetration into world markets. This requires the investment of considerable resources and continuous development efforts. The Company's future success is dependent upon several factors including the technological quality and price/performance of its products relative to those of its competitors. Some of the Company's competitors and potential competitors may have greater research, development, financial or other resources or more extensive business experience than the Company. There can be no assurance that the Company will be able to maintain the high technological quality of its products relative to those of its competitors or to continue to develop or market new products effectively.

                  B. The Company has not generated any revenues from sales of the GrowTECH 2000 platform, and has incurred losses from operations at the amount of U.S$ 293,780, U.S.$ 436,858, U.S.$ 1,708,326 and U.S.$ 3,489,430 for the three-month periods ended March 31, 2002 and 2001, for the year ended December 31, 2001 and for the period from July 4, 1999 (inception) to March 31, 2002, respectively.

                        The Company's losses could continue for the next several years as it continues to expand research and development activities, increase its manufacturing, sales and marketing capabilities. The Company does not have sufficient cash to satisfy the operational and developmental requirements over the next 12 months which raise substantial doubt about its ability to continue as a "going concern".

                        The continuation of the Company's operation as a "going concern" is dependant upon its ability to invest the required resources in completion of the research and development, the quality of its technologies, future market, selling the GrowTECH 2000 platform and the continued financial support of its shareholders or on obtaining of additional external sources of financing, in order to secure the continuity of its operations.

                              Organitech USA, Inc.
                          (A Development Stage Company)

     Notes to Condensed Unaudited Consolidated Interim Financial Statements
     ----------------------------------------------------------------------

Note 2 -           Basis of Presentation

                   A. The accompanying unaudited interim consolidated financial statements as of March 31, 2002 and for the three month period then ended ("the Interim Financial Statements") were prepared in a condensed form in accordance with the instructions for Form 10-Q and, therefore, do not include all disclosures necessary for a complete presentation of financial condition, results of operations, cash flows and all the data and notes which are required when preparing annual financial statements, in conformity with generally accepted accounting principles

                   B. The accounting principles used in the presentation of Interim Financial Statements are consistent with those principles used in the presentation of the latest annual financial statements. All significant accounting policies have been applied consistently with year ended December 31, 2001.

                   C. The preparation of Interim Financial Statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation of the Interim Financial Statements have been included. The results of operations for the three-month period ended March 31, 2002, are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. The Interim Financial Statements should be read in conjunction with the Company's annual financial statements as of December 31, 2001 and for the year then ended and the accompanying notes thereto.

                   D. Accounting for the impairment or disposal of Long-Lived Assets

                           Effective January 1, 2002, the Company adopted SFAS No. 144 - Accounting for the Impairment or Disposal of Long-Lived Assets. This Statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated. Impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. SFAS No. 144 requires companies to separately report discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

                              Organitech USA, Inc.
                          (A Development Stage Company)

     Notes to Condensed Unaudited Consolidated Interim Financial Statements
     ----------------------------------------------------------------------

Note 3 -           Loss Per Share

                   Basic loss per share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding for the period. The computation of diluted loss per share does not assume the issuance of common shares for all potential common shares as the effect would be anti-dilutive.

Note 4 -           Contingencies and Commitments

                   A. Organitech Ltd. is committed to pay royalties to the Israeli government on proceeds from the sales of products, which the Israeli government participated in their research and development by the way of grants. Under the terms of the Company's approved funding programs by the Israeli government - Office of the Chief Scientist, royalty payments are computed on the portion of sales from such products at a rate 3% to 5%. The commitment to the Office of the Chief Scientist is limited to the amount of the received participation.

                          The terms of the Chief Scientist grants restrict Organitech Ltd. ability to manufacture products or transfer the technologies developed using this grants outside of Israel.

                          As of March 31, 2002, the balance of royalty bearing grants due by the Company to the Office of the Chief Scientist is approximately U.S. $ 247 thousands.

                   B. In February 2000, Organitech Ltd. signed a distribution agreement whereby it granted Net Alim the exclusive right to market Organitech Ltd.'s GrowTECH platforms in Israel. Under the terms of the agreement, Net Alim agreed to purchase two GrowTECH platforms in consideration for U.S. $100,000. In March 2000, Organitech Ltd. received an advance payment from Net Alim in an amount of U.S.$ 60,000. In July 2000, Organitech Ltd. delivered the two GrowTech platforms to Net Alim.

                          Organitech Ltd. is currently involved in negotiations with Net Alim regarding certain claims concerning the GrowTech platforms delivered and the distribution agreement. According to the Company's legal advisors the Company's exposure in respect of these claims would be immaterial.

                   C. In July 2000, the Company signed a memorandum of understanding with a Singaporean company ("Agronaut") whereby the Company committed to sell two beta version GrowTECH platforms ("GrowTECH platforms") in consideration for U.S.$ 50,000 each. The Company received an advance of U.S.$100,000 for two GrowTECH platforms which were scheduled to be delivered during 2001. The two GrowTECH platforms were delivered in June 2001.
                          An experimental stage commenced upon delivery of the two GrowTECH platforms.
                          Agronaut will be released from its obligations under this agreement should the GrowTECH platforms show unsatisfactory production capabilities, as agreed upon between the parties. In this case, the Company will return U.S.$75,000 to Agronaut upon receipt of the two GrowTECH platforms. As of the balance sheet date the Company has not received acceptance from Agronaut in regard to the two GrowTECH platforms.

                              Organitech USA, Inc.
                          (A Development Stage Company)

     Notes to Condensed Unaudited Consolidated Interim Financial Statements
     ----------------------------------------------------------------------

Note 4 -           Contingencies and Commitments

                   D. In July 2001, the Fund for Export Encouragement of the Israeli Ministry of Industry and Trade ("FEE"), has agreed to participate in financing Organitech Ltd. marketing expenses incurred during 2001 and according to the approved marketing plan, up to an amount of U.S.$ 40,000, subject to fulfillment of the Fund's requirements.

                          As of March 31, 2002, Organitech Ltd. has received grants from the FEE in the amount of U.S.$ 13 thousands.

                   E. In November 2001, Organitech Ltd. and Agronaut received approval from the Singapore-Israel Industrial Research and Development ("SIIRD") for funding the development of an updated commercial version of the GrowTECH. SIIRD will participate in 40% of the research and development expenses incurred, subject to a maximum amount of U.S.$ 421,359. In November 2001 the Company received a down payment of U.S.$ 126 thousand. Organitech Ltd., together with the Singaporean company is obligated to pay royalties to SIIRD ranging from 1.5% to 2.5% on sales of products developed with the grants from SIIRD, not to exceed the total amount of grants received.

                   F. In September 2001, Organitech Ltd. received an approval for Magnaton program through the Office of the Israeli Chief Scientist ("OCS"). This R&D program reflects a joint venture between Organitech Ltd. and the Wietzman Institute in order to develop new varieties of miniature tomatoes that can be adapted to the GrowTECH 2000 system. The OCS participates in 66% of the research and development expenses incurred, subject to a maximum amount of NIS 344,282 (approximately U.S.$ 74 thousands). In October 2001, Organitech Ltd. received a down payment of U.S.$ 19,779. Organitech Ltd. is obligated to pay royalties to the Wietzman institute up to 5% on sales of products developed with the grants from the Magnaton program.

                   G. On December 1, 2001, the Company signed an agreement with Agronaut to establish and incorporate a Singaporean company, subject to obtaining sufficient government and/or private funding, which will be engaged in the Agro-Technologies field under the name of "Organitech Asia". Organitech Asia will be established with an authorized share capital of 100,000 Singapore Dollars, of which the Company shall hold 50% and Agronaut

Item 2.  Plan of Operation.

Forward Looking Statements

         This report contains forward-looking statements about our plans, objectives, expectations and intentions. You can identify these statements by words such as "estimate," "expect," "project," "plan," "intend," "believe," "may," "will," "anticipate" or other similar words. You should read statements that contain these words carefully. They discuss our future expectations, contain projections concerning our future results of operations or our financial conditions or state other forward-looking information, and may involve known and unknown risks over which we have no control. We cannot guarantee any future results, level of activity, performance or achievements or the Company's ability to continue as a going concern. Moreover, we assume no obligation to update forward-looking statements or update the reasons why actual results could differ materially from those anticipated in forward-looking statements.

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

         We intend to focus the majority of our financial resources over the next 12 months on OrganiTech, which is endeavoring, among other things, to complete development of the GrowTech and increase the marketing efforts related to the PhytoChamber. The primary research and development goals of OrganiTech over the next 12 months are to:

[ ] Develop a commercially viable cultivation platform for green leaf plants;

[ ] Continue research on the development of new platforms by migration of its existing technologies to new applications;

[ ] Improve the operational characteristics of the GrowTech and the PhytoChamber; and

[ ] Research new potential markets and opportunities.

         Additionally, we plan to increase OrganiTech's involvement with its business activities in Singapore through the development of an updated commercial version of the GrowTech which is adaptable to the needs of the Southeast Asian market. In order to fund this activity in Singapore, OrganiTech and a Singaporean company have received approval for financing from the Singapore-Israel Industrial Research and Development Foundation ("SIIRDF"). SIIRDF will fund 40% of the research and development expenses incurred in connection with the development of a commercial version of the GrowTech, up to a maximum amount of U.S.$421,359. OrganiTech Ltd. has received final approval from the SIIRDF for the funding project.

         OrganiTech, together with the Singaporean company, will be obligated to pay royalties to SIIRDF ranging from 1.5% to 2.5% on sales of products developed with the funding from the SIIRDF. The amount of royalties payable to the SIIRDF shall not exceed the amount of funding from the SIIRDF. In November 2001, Organitech received U.S.$126,000 from SIIRDF. During 2002 The Company expects to receive an additional $126,000.

         OrganiTech is also planning on increasing its involvement with its business activities in Europe and North America. OrganiTech is currently negotiating with third parties to establish beta site farms in Europe and North America.

         During the last quarter, the Company received an approval for a grant from the OCS for funding a new research and development program regarding the adaptation of the GrowTech to miniature tomatoes. OCS will fund 50% of the research and development expenses incurred up to a maximum of U.S.$178,000. In April 2002, the Company received $40,815 from the OCS.

         During the last quarter, the Company applied for financing of up to $40,000 for the fiscal year 2002 from the Fund for Export Encouragement of the Israeli Ministry of Industry and Trade ("FEE").

         In May 2002 the Company received the FEE approval for this financing and a first payment of $13,000 out of the approved $ 40,000.

         OrganiTech does not have sufficient cash to satisfy its operational and developmental requirements over the next 12 months. The Company is currently evaluating funding alternatives. At the end of April management decided on reduction of current burn rate by the dismissal of 60% of the employees and by reducing other expenses.

         OrganiTech's and our future operational and developmental requirements, will depend upon numerous factors, including,

[ ] our ability to raise additional funding in order to continue as a going concern;

[ ] the progress of our and OrganiTech's research activities;

[ ] the number and scope of our and OrganiTech's  research programs;

[ ] the establishment of additional beta site farms in other key markets apart from Singapore, such as in Europe and North America;

[ ] the progress of our and OrganiTech's development activities;

[ ] our and OrganiTech's ability to maintain current research and development programs;

[ ] the costs involved in prosecuting and enforcing patent claims and other intellectual property rights; and

[ ] the costs and timing of regulatory approvals.

         As mentioned above, we are seeking additional funding through additional sales of securities. There is, however, no assurance that we will be able to obtain additional financing on acceptable terms or at all.

         OrganiTech is currently in negotiations with a third party to lease and operate a production facility. OrganiTech has received approval from the Investment Center of the Israel Ministry of Commerce and Trade to operate a production facility under certain tax exempt conditions. The receipt of such tax benefits is conditional upon OrganiTech's fulfilling certain obligations stipulated by Israeli law, regulations published thereunder and instruments of approval, such as moving our operations into a certain geographic area as determined by the Investment Center. If OrganiTech fails to comply with such conditions, the tax benefits may be canceled and OrganiTech may be required to refund, in whole or in part, any benefits previously received. In connection with the production facility, we and/or OrganiTech may purchase plant equipment or other significant equipment.

PART II - OTHER INFORMATION

 Item 6.  Exhibits and Reports on Form 8-K.

(b)      Reports on Form 8-K

                                   SIGNATURES
                                   ----------

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              OrganiTech USA, Inc.




Date:  May 20, 2002                 By: ________________________________________
                                    Name: Lior Hessel
                                    Title: President and Chief Financial Officer