Form 10-Q
period 2002-06-30
ORGANITECH USA INC
filed 2002-08-19
CIK 832810

UNITED STATES
			SECURITIES AND EXCHANGE COMMISSION
			        Washington, D.C. 20549


				Form 10-QSB


				(Mark One)

		[ x ]  Quarterly Report under Section 13 or 15(d)
		        of the Securities Exchange Act of 1934
                               for the quarterly period ended June 30th, 2002

		[  ]  Transition Report under Section 13 or 15(d)
		       of the Exchange Act
		       for the transition period from _________ to _________


		Commission File Number   000-22151


		ORGANITECH USA, INC.
(Exact Name of Small Business Issuer as Specified in Its Charter)


	Delaware				93-0969365
(State or Other Jurisdiction of		(IRS Employer Identification No.)
Incorporation or Organization)


		Technion Science Park, Nesher 36601, Israel
	        (Address of principal executive offices)

			972-4-830-8320
		(Issuer's Telephone Number)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [ x ]   No [   ]

	APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of June 30, 2002, this issuer had 11,000,000 shares of its common stock outstanding.

Transitional Small Business Disclosure Format (Check one):

Yes [  ]	No [ x ]

PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements


ORGANITECH USA, INC.
(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED
INTERIM FINANCIAL STATEMENTS
AS OF JUNE 30, 2002

(UNAUDITED)

Organitech USA, Inc.
(A Development Stage Company)


Condensed Consolidated Interim Financial Statements

As of June 30, 2002

(Unaudited)



Contents						page


Condensed Consolidated Interim Balance Sheets	    	3

Condensed Consolidated Interim Statements of Operations	4

Condensed Consolidated Interim Statements of Cash Flows	5-6

Notes to Condensed Consolidated Interim Financial
Statements 						7-11

Organitech USA, Inc.
(A Development Stage Company)
Condensed Consolidated Interim Balance Sheets

					June 30	     	   June 30		December 31,
					2002			2001			2001
					Unaudited		Unaudited		Audited
					U.S. $ 			U.S. $			U.S. $
					--------------		--------------		---------------
Assets

Current assets :
Cash and cash equivalents		174,362		     1,618,863		620,329
Short-term investments		             -		           -		196,551
Other accounts receivable		188,701		     79,431		71,165
Prepaid expenses			  3,000		     78,938		36,852
Raw material inventory		         19,557		     62,838		11,808

					385,620		 1,840,070		 936,705

Other assets			         16,880	 	  26,880		     16,880

Fixed assets, net			 95,200	  	122,710		    105,099

				 	497,700		1,989,660		1,058,684
					=======		========		========

Liabilities and shareholders' equity

Current liabilities :

Trade accounts payable		       10,363		218,321		135,785
Other accounts payable 		        190,773		312,025		123,323
Deferred income			        135,000		     -		135,000

					336,136		530,346		394,108

Liability for employee rights
upon retirement, net of
amount founded			       19,529		15,630		 24,780

Contingencies and Commitments (Note 5)

Shareholders' equity

Common shares of U.S.$ 0.001
par value, authorized -
80,000,000 shares, issued and
outstanding - 11,000,000 shares	       11,100		11,100		  11,100

Additional paid in capital	      3,398,017		3,398,017	      3,398,017
Stock based compensation 	       455,538		380,375		 426,329
Accumulated deficit during the
development stage		     (3,722,620)	   (2,345,808)	    (3,195,650)

Total shareholders' equity	     142,035		1,443,684		639,796

					497,700		1,989,660		1,058,684
				        ==========	     ==========		===========

The accompanying notes are an integral part of the consolidated interim financial statements.


Organitech USA, Inc.
(A Development Stage Company)
Condensed Consolidated Interim Statements of Operations

				  Six  months ended	  Year ended		Amounts accumulated
  				  June 30,		 December 31,	during the
				  2002		2001		     2001	  development stage
				  	Unaudited		Audited		Unaudited
					U.S. $			U.S. $			U.S. $
				------------------------------	-----------------------	-------------------------------------
Sales of PhytoChamber	        6,033	-			32,620		38,653

Cost of sales			 -		-		20,567		20,567

Gross profit			6,033		-		12,053		18,086

Research and development
expenses, net		        198,511	   565,678	        956,252		      2,324,678

Selling and marketing
expenses		 	 17,856	   -	        145,416		          163,272

General and administrative
expenses			  305,320	320,510              626,130		       1,258,196

Operating loss		     515,654	   886,188		  1,715,745		3,728,060

Financing expenses
(income), net		  11,316	  (27,704)		(27,419)		(25,440)

Other expenses, net			-		-		20,000		20,000

Loss before income tax      526,970	858,484		1,708,326		3,722,620

Income tax			-		-		-		-

Net loss		     526,970	858,484		1,708,326		3,722,620
			     =======	==========		=============	=============

Basic and diluted net
loss per common share
(Note 3)	 	  0.048	  0.082			  0.16

Weighted average
number of common
shares outstanding
used in basic and
diluted loss per share
calculation		  11,000,000	10,500,000	  	10,757,595


The accompanying notes are an integral part of the consolidated interim financial statements.


Organitech USA, Inc.
(A Development Stage Company)
Condensed Consolidated Interim Statements of Cash Flows


				  Six  months ended	  Year ended		Amounts accumulated
					 June 30,		 December 31,	during the
				  2002		2001		     2001		development stage
				  	Unaudited		Audited		Unaudited
					U.S. $			U.S. $			U.S. $
				------------------------------	-----------------------	-------------------------------------

Cash flows used in
operating activities:
Net loss for the period	     (526,970)	(858,484)	(1,708,326)		(3,722,620)

Adjustments to reconcile
net loss to net cash used
in operating activities :

Depreciation			12,000	10,222	       22,137		43,994
Liability for employee rights
upon retirement, net of
amount founded		     (5,251)	(1,481)   	 7,669		     19,529
Compensation from stock
options			     29,209	65,062	   111,016		455,538

Changes in assets and liabilities :

(Increase) in other accounts
receivable			(117,536)   (41,275)	(33,009)	       (188,701)
(Increase) decrease in
prepaid expenses		33,852	(28,184)	13,902		(3,000)
Increase in raw material
inventory			(7,749)	(62,838)	(11,808)		(19,557)
(Decrease) Increase in
trade accounts payable	     (125,422)	81,741	    (795)	     10,363
Increase in other accounts
payable			     67,450	61,522	     41,554		190,773
(Decrease) Increase in
deferred income			-		-	(25,000)	135,000

Total adjustments		(113,447)	84,769	          125,666	643,939

Net cash used in operating
activities			(640,417)	(773,715)	(1,582,660)	(3,078,681)

Cash flows from investing activities :

Decrease (Increase) in
short-term investments	       196,551	     -	     (196,551)		        -
Investment in fixed assets	(2,101)	(24,304)	    (18,608)		(139,194)
Investment in other assets	-		-		-		       (16,880)

Net cash provided by
(used in) investing
activities			194,450	(24,304)	(215,159)		(156,074)

Cash flows from financing activities :

Proceeds from issuance of
shares, net of issuance
expenses	 		-	     2,255,514	 2,265,514		 3,409,117

Net cash provided by
financing activities		-	     2,255,514	 2,265,514		3,409,117

The accompanying notes are an integral part of the consolidated interim financial statements.


Organitech USA, Inc.
(A Development Stage Company)
Condensed Consolidated Interim Statements of Cash Flows - Continued


				  Six  months ended	     Year ended	Amounts accumulated
					 June 30,		 December 31,	during the
				  2002		2001		     2001		development stage
				  	Unaudited		Audited		Unaudited
					U.S. $			U.S. $			U.S. $
				------------------------------	-----------------------	-------------------------------------

Net cash used in operating
activities			(640,417)	(773,715)	(1,582,660)	   (3,078,681)

Net cash provided by
(used in) investing
activities			194,450	   (24,304)	    (215,159)	     (156,074)

Net cash provided by
financing activities		-		2,255,514	2,265,514	 3,409,117

Effect of exchange rate
changes on cash		        -		   -		(8,734)		-

Net (Decrease) increase
in cash and cash
equivalents			(445,967)	1,457,495	458,961		174,362

Cash and cash
equivalents at
beginning of period	       620,329	    161,368	   161,368		 -

Cash and cash
equivalents at end
of period 			174,362          1,618,863	   620,329		174,362
				--------------   --------------	   ------------------	-----------------


Supplementary disclosure of cash flow information :

Interest received (paid),
net				2,783		1,223		(200)

Income tax paid, net		(329)		-		(1,113)

The accompanying notes are an integral part of the consolidated interim financial statements.


Organitech USA, Inc.
(A Development Stage Company)
Notes to Condensed Unaudited Consolidated Interim Financial
Statements


Note 1 - 	Description of Business

	A.	Organitech USA, Inc. (the "Company") (formerly "Incubate
		This!, Inc.), organized under the laws of the state of Delaware, is presently and primarily engaged through its wholly-owned subsidiary, Organitech Ltd. ("Organitech Ltd."), a company organized under the laws of Israel, in the development of technologies, platforms, and applied engineering solutions that cost effectively and completely automate the method by which many foods, plants, and extracts are cultivated. Since its formation, Organitech Ltd. has been developing its first proprietary solution, the GrowTECH 2000 (TM), which is a low input-high output, self-contained, portable, robotic, sustainable agricultural platform designed to automatically seed, transplant and harvest commercial quantities of hydroponics, pesticide free, green leaf vegetables. Another engineering solution developed by Organitech Ltd. is a commercial new highly portable, reliable, cost-effective, and versatile turnkey growth chamber solution known as PhytoChamber.

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

	B.	The Company has not generated material revenues from sales
		of the GrowTECH 2000 platform, and has incurred losses from operations at the amount of U.S$ 526,970, U.S. $858,484, U.S.$ 1,708,326 and U.S.$ 3,722,620 for the
		six-month periods ended June 30, 2002 and 2001, for the year ended December 31, 2001 and for the period from July 4, 1999 (inception) to June 30, 2002, respectively.

		The Company's losses could continue for the next several years as it continues to expand research and development activities, increase its manufacturing, sales and marketing capabilities. The Company does not have sufficient cash to satisfy the operational and developmental requirements over the next 12 months which raise substantial doubt about its ability to continue to operate as a "going concern".

		The continuation of the Company's operation as a "going concern" is dependant upon its ability to invest the required resources in completion of the research and development, the quality of its technologies, future market, selling the GrowTECH 2000 platform and the continued financial support of its shareholders or on obtaining of additional external sources of financing, in order to secure the continuity of its operations. See Note 4 regarding investment agreement for U.S.$ 2 million in the Company's equity.

Note 2 -	Basis of Presentation

	A.	The accompanying unaudited interim consolidated financial
		statements as of June 30, 2002 and for the six month period then ended ("the Interim Financial Statements") were prepared in a condensed form in accordance with the instructions for Form 10-Q and, therefore, do not include all disclosures necessary for a complete presentation of financial condition, results of operations, cash flows and all the data and notes which are required when preparing annual financial statements, in conformity with generally accepted accounting principles.

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

Organitech USA, Inc.
(A Development Stage Company)
Notes to Condensed Unaudited Consolidated Interim Financial
Statements


Note 2 -	Basis of Presentation (Continued)

	C.	The preparation of Interim Financial Statements requires
		management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation of the Interim Financial Statements have been included. The results of operations for the six month period ended June 30, 2002, are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. The
		Interim Financial Statements should be read in conjunction with the Company's annual financial statements as of December 31, 2001 and for the year then ended and the accompanying notes thereto.

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

Note 4 - 	Private placement

		On June 16, 2002, the Company entered into a private placement agreement with third party ("investor"), with respect to the issuance of 5,500,000 common shares, at a price of U.S.$. 0.363 each and granting to the investor options to purchase 188,179 common shares at an exercise price of U.S.$.0001 per share and 46,242 common shares at an exercise price of U.S.$1 per share, represent 33.1/3 % of the Company's issued share capital on a fully diluted basis.

		Subsequent to the balance sheet date, the Company and the investor, signed on amended schedule to the private placement agreement, whereby:

		1.	The total proceed U.S.$ 2 million shall be paid to
			the Company over a period of 20 months,
			commencing August 2002.
		2.	The Company shall issue to the investor common
			shares on a pro-rata basis upon actual payments
			of the proceed.
		3.	"Vote together" agreement was signed between the
			investor and the Company's president and shareholder of approximately 35% of the Company's share capital.

Organitech USA, Inc.
(A Development Stage Company)
Notes to Condensed Unaudited Consolidated Interim Financial
Statements


Note 5 -	Contingencies and Commitments

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

			As of June 30, 2002, the balance of royalty bearing grants due by the Company to the Office of the Chief Scientist is approximately U.S. $ 288 thousands.

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

		C.	In July 2000, the Company signed a memorandum of
			understanding with a Singaporean company
			("Agronaut") whereby the Company committed to sell two beta version GrowTECH platforms ("GrowTECH platforms") in consideration for U.S.$ 50,000 each.
			The Company received an advance of U.S.$100,000 for two GrowTECH platforms which were scheduled to be delivered during 2001. The two GrowTECH platforms were delivered in June 2001. An experimental stage commenced upon delivery of the two GrowTECH platforms. Agronaut will be released from its obligations under this agreement should the GrowTECH platforms show unsatisfactory production capabilities, as agreed upon between the parties. In this case, the Company will return U.S.$75,000 to Agronaut upon receipt of the two GrowTECH platforms. As of the balance sheet date the Company has not received acceptance approval from Agronaut regarding the two GrowTECH platforms.

		D.	In July 2001, the Fund for Export Encouragement of the
			Israeli Ministry of Industry and Trade ("FEE"), has agreed to participate in financing Organitech Ltd. marketing expenses incurred during 2001 and according to the approved marketing plan, up to an amount of U.S.$ 40,000, subject to fulfillment of the Fund's requirements.

			As of June 30, 2002, Organitech Ltd. has received grants from the FEE in the amount of U.S.$ 40 thousands.

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


Note 5 -	Contingencies and Commitments (Continued)

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

		G. 	On December 1, 2001, the Company signed an
			agreement with Agronaut to establish and incorporate a Singaporean company, subject to obtaining sufficient government and/or private funding, which will be engaged in the Agro-Technologies field under the name of "Organitech Asia". Organitech Asia will be established with an authorized share capital of 100,000 Singapore Dollars, of which the Company shall hold 50% and Agronaut shall hold the remaining 50%.

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

The company is researching new application for the GroTech platforms both in the agro filed and in the Ag-Bio. A most interesting application, still to be commercially proven is tissue culture propagation or more specifically the acclimatization of tissue culture matter. The propagation of tissue culture is the method used in many plants such as strawberries, bananas, tobacco and many other houseplants and other plants.

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

During the course of the first quarter of 2002, the Company applied for financing of up to $40,000 for the fiscal year 2002 from the Fund for Export Encouragement of the Israeli Ministry of Industry and Trade ("FEE").

On June 16, 2002, the Company entered into a securities purchase agreement with B.L.M. N.V. (the "investor"), with respect to the issuance to the investor of 5,500,000 common shares at a price of U.S.$0.363 each and granting to the investor options to purchase 188,179 common shares at an exercise price of U.S.$.0001 per share and 46,242 common shares at an exercise price of U.S.$1 per share, representing 33-1/3 % of the Company's issued share capital on a fully diluted basis.

Subsequent to the balance sheet date, the Company and the investor signed an amendment to the securities purchase agreement, whereby:

	1.	The total proceeds of U.S. $ 2 million shall be paid to the
		Company over a period of 20 months, commencing August
		2002.

	2.	The Company shall deliver to the investor common shares
		on a pro-rata basis upon actual payment of the purchase price installments, although the investor will be immediately entitled to vote all 5,500,000 shares subject to the "vote together" agreement described below.

	3.	A "vote together" agreement was signed between the
		investor and the Company's president covering approximately 57% of the Company's share capital pursuant to which the president and investor will vote all of the shares they own in the same manner on all items and, if they cannot agree on how to vote, such matter will be resolved by arbitration.

	4.	Following the signature of the amendment to the agreement,
		a new director designated by the investor was nominated to the board of directors of the company.

The execution of the securities purchase, as well as fulfilling all government support already approved, should provide sufficient capital for the Company's plan of operation for the next 24 months. The Company continues to evaluate funding alternatives. Although in April 2002 the management decided on reduction of current burn rate by the dismissal of 60% of the employees and by reducing other expenses, due to the Agreement with B.L.M. N.V., the Company is planning to hire new employees in the R& D and marketing areas.

OrganiTech's and our success and our, as well as future operational and developmental requirements, will depend upon numerous factors, including:

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

~
PART II - OTHER INFORMATION
~
Item 5. Other Information.

On June 16, 2002, the Company entered into the securities purchase agreement, and its president entered into the vote together agreement described in Part I, Item 2. Copies of such agreements, including the July amendment to the securities purchase agreement described therein, are annexed hereto as Exhibits 10.15, 10.15.1 and 10.16 and incorporated herein by reference. On August 16, 2002, the first closing under the securities purchase agreement took place with the payment by B.L.M. N.V.
of the first $50,000 installment of the purchase price.

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits
	10.15	Securities Purchase Agreement between the Company
		and B.L.M. N.V.
	10.15.1	Amendment to Securities Purchase Agreement between
		the Company and B.L.M. N.V.
	10.16	Voting Agreement between Lior Hessel and B.L.M. N.V.
	99.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted
		pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
	99.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted
		pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

	None.


				SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

				OrganiTech USA, Inc.

Date:  August 19th, 2002
By: /s/ Lior Hessel________                       /s/ Doron Shachar______
      Name:  Lior Hessel                               Name: Doron Shachar
      Title: President and                               Title: Secretary and
             Chief Executive Officer                            Acting Chief
				      		  Financial Officer

EXHIBIT INDEX

No.					Description of Exhibit

10.15		Securities Purchase Agreement between the Company
		and B.L.M. N.V.
10.15.1	       Amendment to Securities Purchase Agreement between
		the Company and B.L.M. N.V.
10.16	 	Voting Agreement between Lior Hessel and B.L.M. N.V.
99.1		Certification pursuant to 18 U.S.C. Section 1350, as adopted
		pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2		Certification pursuant to 18 U.S.C. Section 1350, as adopted
		pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.