Form 10QSB
period 2002-09-30
ORGANITECH USA INC
filed 2002-11-26
CIK 832810

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

(Mark One)

[ x ] Quarterly Report under Section 13 or 15(d)

of the Securities Exchange Act of 1934

for the quarterly period ended September 30th, 2002

[ ] Transition Report under Section 13 or 15(d)

of the Exchange Act

for the transition period from ________________ to ______________

Commission File Number     000-22151

                   ORGANITECH USA, INC.

(Exact Name of Small Business Issuer as Specified in Its Charter)

Delaware

(State or Other Jurisdiction of Incorporation or Organization)

93-0969365

(IRS Employer Identification No.)

                   Technion Science Park, Nesher 36001, Israel

(Address of principal executive offices)

     972-4-830-8320

(Issuer's Telephone Number)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [ x ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of September 30, 2002, this issuer had 11,000,000 shares of its common stock outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [ x ]

ORGANITECH USA, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED

INTERIM FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2002

(UNAUDITED)

Organitech USA, Inc.

(A Development Stage Company)

Condensed Consolidated Interim Financial Statements

As of September 30, 2002

(Unaudited)

Contents
page

Condensed Consolidated Interim Balance Sheets	4

Condensed Consolidated Interim Statements of Operations	5

Condensed Consolidated Interim Statements of Cash Flows	6-7

Notes to Condensed Consolidated Interim Financial Statements	8-11

Organitech USA, Inc.

(A Development Stage Company)

Condensed Consolidated Interim Balance Sheets

	September 30	September 30	December 31,
	2002	2001	2001
	Unaudited	Unaudited	Audited
	U.S. $	U.S. $	U.S. $
Assets

Current assets :

Cash and cash equivalents	166,689	1,056,927	620,329
Short-term investments	-	22,970	196,551
Other accounts receivable	88,046	64,881	71,165
Prepaid expenses	3,000	54,143	36,852
Raw material inventory	23,334	94,811	11,808

	281,069	1,293,732	936,705

Other assets	16,880	16,880	16,880

Amount funded for liability for employee rights upon retirement	37,811	-	-

Fixed assets, net	130,162	116,804	105,099

	465,922	1,427,416	1,058,684

Liabilities and shareholders' equity

Current liabilities :

Short - term credits	-	9,685	-
Trade accounts payable	26,290	67,237	135,785
Other accounts payable	219,381	105,419	123,323
Deferred income	135,000	135,000	135,000

	380,671	317,341	394,108

Liability for employee rights upon retirement	56,056	15,240	24,780

Contingencies and Commitments (Note 5)

Shareholders' equity

Common shares of U.S.$ 0.001 par value, authorized - 80,000,000 shares, issued and outstanding - 11,000,000 shares	11,100	11,100	11,100

Additional paid in capital	3,398,017	3,398,017	3,398,017
Proceeds for future share issuance (Note 4)	100,000	-	-
Stock based compensation	464,907	403,352	426,329
Accumulated deficit during the development stage	(3,944,829)	(2,717,634)	(3,195,650)

Total shareholders' equity	29,195	1,094,835	639,796

	465,922	1,427,416	1,058,684

The accompanying notes are an integral part of the consolidated interim financial statements.

Chairman of the Board of Directors			President

Organitech USA, Inc.

(A Development Stage Company)

Condensed Consolidated Interim Statements of Operations

	Nine months ended September 30,		Three months ended September 30,		Year ended December 31,	Amounts accumulated during the development stage
	2002	2001	2002	2001	2001
	Unaudited		Unaudited		Audited	Unaudited
	U.S. $		U.S. $		U.S. $	U.S. $

Sales of PhytoChamber	6,033	8,500	-	8500	32,620	39,308

Cost of sales	-	6,444	-	6,444	20,567	20,567

Gross profit	6,033	2,056	-	2,056	12,053	18,741

Research and development expenses, net	331,085	673,527	132,574	107,849	956,252	2,457,907

Selling and marketing expenses	35,875	99,685	18,019	99,685	145,416	181,291

General and administrative expenses	382,695	477,190	77,375	156,680	626,130	1,335,571

Operating loss	743,622	1,248,346	227,968	362,158	1,715,745	3,956,028

Financing expenses (income), net	5,557	(28,036)	(5,759)	(332)	(27,419)	(31,199)

Other expenses, net	-	10,000	-	10,000	20,000	20,000

Loss before income tax	749,179	1,230,310	222,209	371,826	1,708,326	3,944,829

Income tax	-	-	-	-	-	-

Net loss	749,179	1,230,310	222,209	371,826	1,708,326	3,944,829

Basic and diluted net loss
per common share (Note 3)	0.068	0.115	0.020	0.033	0.16

Weighted average number of common shares outstanding used in basic and diluted loss per share calculation	11,000,000	10,700,000	11,000,000	11,100,000	10,757,595

The accompanying notes are an integral part of the consolidated interim financial statements.

Organitech USA, Inc.

(A Development Stage Company)

Condensed Consolidated Interim Statements of Cash Flows

	Nine months ended September 30,		Year ended December 31,	Amounts accumulated during the development stage
	2002	2001	2001
	Unaudited		Audited	Unaudited
	U.S. $	U.S. $	U.S. $	U.S. $

Cash flows used in operating activities:

Net loss for the period	(749,179)	(1,230,310)	(1,708,326)	(3,944,829)

Adjustments to reconcile net loss to net cash used in operating activities :

Depreciation	18,317	16,076	22,137	50,311
Liability for employee rights upon retirement, net of amount founded	(6,535)	(1,871)	7,669	18,245
Compensation from stock options	38,578	88,039	111,016	464,907

Changes in assets and liabilities :

Increase in other accounts receivable	(16,881)	(30,114)	(33,009)	(88,046)
decrease (Increase) in prepaid expenses	33,852	-	13,902	(3,000)
Increase in raw material inventory	(11,526)	(94,811)	(11,808)	(23,334)
(Decrease) Increase in trade accounts payable	(109,495)	(61,221)	(795)	26,290
Increase in other accounts payable	96,058	14,916	41,554	219,381
(Decrease) Increase in deferred income	-	(25,000)	(25,000)	135,000

Total adjustments	42,368	(93,986)	125,666	799,754

Net cash used in operating activities	(706,811)	(1,324,296)	(1,582,660)	(3,145,075)

Cash flows from investing activities :

Decrease (Increase) in short-term investments	196,551	(22,970)	(196,551)	-
Investment in fixed assets	(43,380)	(24,252)	(18,608)	(180,473)
Investment in other assets	-	-	-	(16,880)

Net cash provided by (used in) investing activities	153,171	(47,222)	(215,159)	(197,353)

Cash flows from financing activities :

Increase (decrease) in short-term credit, net	-	9,685	-	-

Proceeds for future share issuance	100,000	-	-	100,000

Proceeds from issuance of shares, net of issuance expenses	-	2,265,514	2,265,514	3,409,117

Net cash provided by financing activities	100,000	2,275,199	2,265,514	3,509,117

The accompanying notes are an integral part of the consolidated interim financial statements.

Organitech USA, Inc.

(A Development Stage Company)

Condensed Consolidated Interim Statements of Cash Flows - Continued

	Nine months ended September 30,		Year ended December 31,	Amounts accumulated during the development stage
	2002	2001	2001
	Unaudited		Audited	Unaudited
	U.S. $	U.S. $	U.S. $	U.S. $

Net cash used in operating activities	(706,811)	(1,324,296)	(1,582,660)	(3,145,075)

Net cash provided by (used in) investing activities	153,171	(47,222)	(215,159)	(197,353)

Net cash provided by financing activities	100,000	2,275,199	2,265,514	3,509,117

Effect of exchange rate changes on cash	-	(8,122)	(8,734)	-

Net (decrease) increase in cash and cash equivalents	(453,640)	895,559	458,961	166,689

Cash and cash equivalents at beginning of period	620,329	161,368	161,368	-

Cash and cash equivalents at end of period	166,689	1,056,927	620,329	166,689

Supplementary disclosure of cash flow information :

Interest received (paid), net	1,632	(80)	(200)

Income tax paid, net	(1,357)	(282)	(1,113)

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

B.

The Company has not generated material revenues from sales of the GrowTECH 2000 platform, and has incurred losses from operations at the amount of U.S$ 749,179, U.S.$ 1,230,310, U.S.$ 1,708,326 and 3,944,829 U.S.$ for the nine-month periods ended September 30, 2002 and 2001, for the year ended December 31, 2001 and for the period from July 4, 1999 (inception) to September 30, 2002, respectively.

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

See Note 4 regarding private placement agreement for investment of U.S.$ 2 million in the Company's equity.

Note 2 -	Basis of Presentation
A.

The accompanying unaudited interim consolidated financial statements as of September 30, 2002 and for the nine month period then ended ("the Interim Financial Statements") were prepared in a condensed form in accordance with the instructions for Form 10-Q and, therefore, do not include all disclosures necessary for a complete presentation of financial condition, results of operations, cash flows and all the data and notes which are required when preparing annual financial statements, in conformity with generally accepted accounting principles

B.

The accounting principles used in the presentation of Interim Financial Statements are consistent with those principles used in the presentation of the latest annual financial statements. All significant accounting policies have been applied consistently with year ended December 31, 2001.

Organitech USA, Inc.

(A Development Stage Company)

Notes to Condensed Unaudited Consolidated Interim Financial Statements

Note 2 -	Basis of Presentation (Continued)
C.

The preparation of Interim Financial Statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation of the Interim Financial Statements have been included. The results of operations for the nine month period ended September 30, 2002, are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. The Interim Financial Statements should be read in conjunction with the Company's annual financial statements as of December 31, 2001 and for the year then ended and the accompanying notes thereto.

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

On June 16, 2002, the Company entered into a securities purchase agreement with third party ("investor"), with respect to the issuance of 5,500,000 common shares, at a price of U.S.$. 0.363 each and granting to the investor options to purchase 188,179 common shares at an exercise price of U.S.$.0001 per share and 46,242 common shares at an exercise price of U.S.$1 per share, represent 33.1/3 % of the Company's issued share capital on a fully diluted basis.

The Company and the investor, signed on amended schedule to the securities purchase agreement, whereby:
	1.	On July 8, 2002 the total proceed U.S.$ 2 million shall be paid to the Company over a period of 25 months, commencing August 2002.
	2.	The Company shall issue to the investor common shares on a pro-rata basis upon actual payments of the proceed.
	3.	"Vote together" agreement was signed between the first two investors and the Company's president and shareholder of approximately 35% of the Company's share capital.
As of October 30, 2002 the Company have received the first two installments in the total of U.S.$ 100,000, but did not yet issue the applicable shares or granted options under the said agreement.

Organitech USA, Inc.

(A Development Stage Company)

Notes to Condensed Unaudited Consolidated Interim Financial Statements

Note 5 -	Contingencies and Commitments
A.

Organitech Ltd. is committed to pay royalties to the Israeli government on proceeds from the sales of products, which the Israeli government participated in their research and development by way of grants. Under the terms of the Company's approved funding programs by the Israeli government - Office of the Chief Scientist, royalty payments are computed on the portion of sales from such products at a rate 3% to 5%. The commitment to the Office of the Chief Scientist is limited to the amount of the received participation.

The terms of the Chief Scientist grants restrict Organitech Ltd. ability to manufacture products or transfer the technologies developed using this grants outside of Israel.
As of September 30, 2002, the balance of royalty bearing grants due by the Company to the Office of the Chief Scientist is approximately U.S. $ 288 thousands.
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

As of September 30, 2002, Organitech Ltd. has received grants from the FEE in the amount of U.S.$ 40 thousands.
E.

In November 2001, Organitech Ltd. and Agronaut received approval from the Singapore-Israel Industrial Research and Development ("SIIRD") for funding the development of an updated commercial version of the GrowTECH. SIIRD will participate in 40% of the research and development expenses incurred, subject to a maximum amount of U.S.$ 421,359. As of September 30, 2002 Organitech Ltd. has received U.S.$ 193,000 from SIIRD.

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
F.

In September 2001, Organitech Ltd. received an approval for Magnaton program through the Office of the Israeli Chief Scientist ("OCS"). This R&D program reflects a joint venture between Organitech Ltd. and the Weitzman Institute in order to develop new varieties of miniature tomatoes that can be adapted to the GrowTECH 2000 system. The OCS participates in 66% of the research and development expenses incurred, subject to a maximum amount of NIS 344,282 (approximately U.S.$ 74 thousands). In October 2001, Organitech Ltd. received a down payment of U.S.$ 19,779. Organitech Ltd. is obligated to pay royalties to the Weitzman institute up to 5% on sales of products developed with the grants from the Magnaton program.

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

H.

On September 27, 2002, the Company signed a memorandum of understanding with an Israeli herbs farmer and exporter (the grower) to establish joint venture to be incorporated as an Israeli company, which will be engaged in the Agro-Technologies field under the name of "Jordan River Herbs". Jordan River Herbs will be established with an authorized share capital of NIS 100,000, of which the Company shall hold 50% and the grower shall hold the remaining 50%. Under the memorandum of understanding the Company will sell and provide Jordan River Herbs equipment and services on exclusive basis. Under the said memorandum both the Company and the grower agreed to invest in Jordan River Herbs sum of NIS 25,000 each.

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

Plan of Operation

Our core business is conducted primarily through our wholly-owned subsidiary OrganiTech Ltd., a company organized under the laws of Israel (hereinafter - "OrganiTech"). OrganiTech develops technologies, platforms, and applied engineering solutions that cost effectively and completely automate the method by which many foods, plants, and extracts are cultivated. Since OrganiTech's formation, it has been developing its first proprietary solution, the GrowTECH 2000(TM) ("GrowTech"), which is a low input-high output, self-contained, portable, robotic, sustainable agricultural platform designed to automatically seed, transplant and harvest commercial quantities of hydroponic, pesticide free, green leaf vegetables. OrganiTech has received a U.S. patent for the GrowTech, which we believe will provide OrganiTech with a strong advantage over its competitors and enable OrganiTech to increase its research and development efforts of integrating the technologies of the GrowTech into new platforms. OrganiTech recently commenced the commercial launch and initial sales of a new line of its products, PhytoChamber(TM). PhytoChamber is a two-chambered, cost-effective platform that maximizes growth conditions for certain plants used by biotechnology researchers.

GROWTECH-3000

The company is researching new application for the GrowTech platforms both in the agro field and in the Ag-Bio. A most interesting application, still to be commercially proven is tissue culture propagation or more specifically the acclimatization of tissue culture matter. The propagation of tissue culture is the method used in many plants such as strawberries, bananas, tobacco and many other houseplants and other plants. The machine used for this implication is called the GROWTECH-3000.

GROWTECH-4000

The Company has also developed a machine to answer market demand in the field of growth platforms for potted products, including the significant market of home plants. The machine that has the ability to provide cheap and quality solution is called the GROWTECH-4000.

The GT-2000, GT-3000 and GT-4000, all have a horizontal version GT-X500 that is more suitable for geographical areas that can use a significant supply of sun light throughout the year. This will enable the company to market its products in these countries as well and not be limited to difficult climate countries only

We intend to focus the majority of our financial resources over the next 12 months on OrganiTech, which is endeavoring, among other things, to complete development of the different versions of GrowTech machines and increase the marketing efforts related thereof. The primary research and development goals of OrganiTech over the next 12 months are to:

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

OrganiTech, together with the Singaporean company, will be obligated to pay royalties to SIIRDF ranging from 1.5% to 2.5% on sales of products developed with the funding from the SIIRDF. The amount of royalties payable to the SIIRDF shall not exceed the amount of funding from the SIIRDF. In November 2001, Organitech received U.S.$126,000 from SIIRDF. In September 2002, the company has received an additional amount of over 67,000 US$. During 2002 The Company expects to receive an additional $60,000.

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

On June 16, 2002, the Company entered into a securities purchase agreement with B.L.M N.V. ("the investor"), with respect to the issuance of 5,500,000 common shares, at a price of U.S.$. 0.363 each and granting to the investor options to purchase 188,179 common shares at an exercise price of U.S.$.0001 per share and 46,242 common shares at an exercise price of U.S.$1 per share, represent 33.1/3 % of the Company's issued share capital on a fully diluted basis.

The Company and the investor, signed an amended schedule to the securities purchase agreement, whereby:

  The total proceed U.S.$ 2 million shall be paid to the Company over a period of 25 months, commencing August 2002.

  The Company shall issue to the investor common shares on a pro-rata basis upon actual payments of the procedure.

  "Vote together" agreement was signed between the investor and the Company's president and shareholder of approximately 35% of the Company's share capital.

  Following the signature of the amended schedule to the agreement, a new director was nominated to the board of directors of the company.

The execution of the securities purchase agreement, as well as fulfilling all government support already approved, should be sufficient for the Company's work plan for the next 24 months.

To date, B.L.M N.V. has executed the first 2 payments with accordance to the securities purchase agreement.

The Company is currently evaluating funding alternatives. Although in April 2002 the management decided on reduction of current burn rate by the dismissal of 60% of the employees and by reducing other expenses, due to the Agreement with B.L.M company, the Company is planning to hire new employees in the R& D and marketing areas.

On September 2002, the Company entered into a corporation with a major grower and exporter of herbs to Europe (hereinafter - "the partner").

Subsequent to the balance sheet, Organitech has signed a memorandum of understanding with the partner in order to establish a new Israeli company, on basis of equal ownership of the Company and the partner, that will use The Company's technology as well as the partner's marketing ability and connections in Europe. We predict that the new company will start operating during the last quarter of 2002, with possible sales within the next 4 months, using our GROWTECH 2500 machines.

A first batch of propagated tissue cultures was supplied to a major plant grower and distributor in Israel. OrganiTECH hopes to use this milestone as a jumping board to our GROWTECH 3000 machines.

As a part of an on-going process, Organitech has been making an effort to make it's products both easier and cheaper to manufacture and use. Technical improvements have been made so the reliability of the machines is now higher then ever.OrganiTech's and our success and our, as well as future operational and developmental requirements, will depend upon numerous factors, including:

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

Item 3. Controls and Procedures

a. Within 90 days prior to the date of the filing of this report, the Company's Chief Executive Officer and Chief Financial Officer conducted An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14.

Based upon that evaluation such officers concluded that our disclosure controls and procedures are effective to ensure that information is gathered, analyzed and disclosed on a timely basis.

PART II - OTHER INFORMATION

  Item 6. Exhibits and Reports on Form 8-K.

(b) Reports on Form 8-K

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OrganiTech USA, Inc.

Date: October 30th, 2002 By: /s/Lior Hessel Name: Lior Hessel Title: President and chief of operations By: /s/ Doron Shachar Name: Doron Shachar Title: Company's Secretary

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the quarterly report on Form 10-QSB of OrganiTech USA, Inc. (the "Company") for the three months ended September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "report"), the undersigned, Lior Hessel, Director, President and Chief Executive Officer of the Company, certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 that:

(1) The report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the report fairly presents, in all material respects, the financial condition and result of operations of the Company.

November 21st, 2002

/s/ Lior Hessel

Lior Hessel

Director, President and

Chief Executive Officer

(Principal Executive Officer)

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the quarterly report on Form 10-QSB of OrganiTech USA, Inc. (the "Company") for the three months ended September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "report"), the undersigned, Doron Shachar, Acting Chief Financial Officer of the Company, certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 that:

(1) The report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the report fairly presents, in all material respects, the financial condition and result of operations of the Company.

November 21st, 2002

/s/ Doron Shachar

Doron Shachar, Adv.

Acting Chief Financial Officer

(Principal Financial Officer)

[Section 302/Form 10-QSB Certification]

CERTIFICATION

I, Doron Shachar, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of OrganiTech USA, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 21st, 2002

/s/ Doron Shachar________________
Doron Shachar, Adv.

Acting Chief Financial Officer

[Section 302/Form 10-QSB Certification]

CERTIFICATION

I, Lior Hessel, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of OrganiTech USA, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 21st, 2002

/s/ Lior Hessel
 Lior Hessel

Director, President and Chief Executive Officer