Form 10KSB
period 2002-12-31
ORGANITECH USA INC
filed 2003-04-15
CIK 832810

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB

                Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934
                                   (Mark One)

                |X| Annual report pursuant to section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                   For the fiscal year ended December 31, 2002

             |_| Transition report under section 13 or 15(d) of the
            Securities Exchange Act of 1934 For the transition period
                   from ___________________ to ______________

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

                                 972-4-8204-402
                           (Issuer's telephone number)

    Securities registered pursuant to Section 12(b) of the Exchange Act: None

         Securities registered under Section 12(g) of the Exchange Act:

                         common stock, without par value
                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-KSB or any amendment to this Form 10-KSB. |_|

          The issuer's revenue for its most recent fiscal year was: $0

The aggregate market value of the registrant's voting and non-voting common equity held by non-affiliates of the registrant as of February 28, 2003 was $1,800,065 based upon the average of the bid and asked price of the registrant's common stock.

As of February 15, 2003, the issuer had 16,500,000 shares of its common stock outstanding, including 5,500,000 shares of common stock that are being held in escrow pending the completion of a private placement transaction.

               Transitional Small Business Format: Yes |_| No |X|
                      Documents incorporated by reference:
    Registrant's Proxy Statement for its 2003 Annual Meeting of Stockholders

                                     PART I

The disclosure and analysis in this Annual Report on Form 10-KSB of OrganiTECH USA, Inc. (the "Company") contains some forward-looking statements concerning the Company's current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. They use words such as "anticipate," "estimate," "expect," "project," "intend," "plan," "believe," and other words and terms of similar meaning in connection with any discussion of future operating or financial performance. In particular, these include statements relating to the development of products, future revenues, capital expenditures, research and development expenditures, future financings and collaborations, personnel, manufacturing requirements and capabilities, and other statements regarding matters that are not historical facts or statements of current condition. Any or all of the forward-looking statements in this report may turn out to be wrong. They can be affected by inaccurate assumptions the Company might make or by known or unknown risks and uncertainties. Consequently, no forward-looking statement can be guaranteed. Actual future results may vary materially. The Company does not intend to update its forward-looking statements to reflect future events or developments.

Item 1. DESCRIPTION OF BUSINESS

General

The Company was organized as a Colorado corporation on December 8, 1981 under the name Triangle, Inc. Since its formation, the Company has undergone numerous transitions and changes in its development and business strategies, as well as its name.

The Company is presently and primarily engaged through its wholly-owned subsidiary, Organitech, Ltd., an Israeli corporation ("Organitech"), in the development of technologies, platforms, and applied engineering solutions that cost effectively and completely automate the method by which many foods, plants, and extracts are cultivated. Since its formation, Organitech has been developing its first proprietary solution, the GrowTech 2000TM ("GrowTech"), which is a low input-high output, self-contained, portable, robotic, sustainable agricultural platform designed to automatically seed, transplant and harvest commercial quantities of hydroponic, pesticide free, green leaf vegetables.

In 2002, Organitech introduced the GrowTech 2500TM, a variation of the GrowTech system that is designed for environments in which solar energy and sunlight are readily available to replace more expensive energy sources, thereby reducing the operating costs of the system.

Corporate History

The Company was initially organized as a Colorado corporation on December 8, 1981, under the name Triangle, Inc. ("Triangle"), for the purpose of evaluating, structuring and completing a merger with, or acquisition of, prospects consisting of private companies, partnerships or sole proprietorships. In 1989, Triangle closed a public offering of its common stock and warrants to purchase its common stock. The Company was funded as a "blank check" company. For the period from 1989 through 2000, the Company went through numerous transitions and changes in its development and business strategies.

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

On January 16, 2001, the Company changed its state of incorporation from Colorado to Delaware. This change in its state of incorporation was approved by a vote of the requisite number of holders of outstanding shares of common stock of the Company at a special meeting of shareholders held on January 5, 2001 at the offices of the Company (the "Special Meeting").

At the end of January 2001, following shareholder approval for the transaction at the Special Meeting, the Company consummated the Share Exchange Agreement with Organitech. The Company issued 7.5 million shares of common stock to Organitech shareholders in exchange, and as consideration, for all of the outstanding shares of capital stock of Organitech not owned by the Company. No cash was exchanged in the transaction. As a result of the Share Exchange Agreement, Organitech became a wholly-owned subsidiary of the Company and Organitech's selling shareholders became the owners of approximately 67.6% of the Company's common stock.

In March 2001, the Company changed its name to "OrganiTECH USA, Inc." to more accurately reflect the Company's new focus on its agricultural applied engineering initiatives.

On June 16, 2002, the Company entered into a Securities Purchase Agreement with B.L.M. N.V., a Belgium company ("BLM"), with respect to the issuance of 5,500,000 shares of the Company's common stock to BLM at a price of U.S.$0.363 per share and the granting to BLM of options to purchase 188,179 shares of common stock at an exercise price of U.S.$.0001 per share and 46,242 shares of common stock at an exercise price of U.S.$1 per share, representing in the aggregate 33-1/3 % of the Company's outstanding share capital on a fully diluted basis.

The Securities Purchase Agreement, as amended, provides that:

(1) The aggregate proceed of U.S.$2 million shall be paid to the Company by BLM in 10 monthly payments of $50,000 and 15 monthly payments of $100,000 commencing in August 2002.

(2) The Company shall issue to BLM shares of common stock on a pro-rata basis upon actual payments of the proceed.

(3) BLM shall have the right to nominate one director to the Company's Board of Directors.

(4) BLM and the Company's president shall enter into a voting agreement.

On October 8, 2002 the Company delivered to an escrow agent 5,500,000 shares of common stock registered in the name of BLM with instructions to deliver the shares to BLM in installments based upon actual payment of their purchase price.

As of December 31, 2002, BLM has paid to the Company an aggregate of U.S.$225,000 representing the purchase price for 618,750 shares of common stock to be transferred to the investor by the escrow agent. BLM has not made any additional payment in 2003. All 5,500,000 shares are still held by the escrow agent, even though BLM is entitled to hold 275,000 shares.

As of December 31, 2002, the Company had total cash and short-term investments of U.S.$58,422. Based on the Company's and Organitech's current monthly expenses of approximately U.S.$70,000, the Company does not have sufficient cash to satisfy the Company's and Organitech's operational and development requirements over the next 12 months. The report of the Company's independent public accountants on the Company's consolidated financial statements for the fiscal year ended December 2002 includes an explanatory paragraph which states that the Company has suffered recurring losses from operations and a negative cash flow from operating activities that raise substantial doubt about its ability to continue as a going concern.

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

Development of the GrowTech Automated Cultivation Systems

Founded in July 1999 and based in Haifa, Israel, Organitech has received United States patent protection for 56 patent claims on several advanced technologies that involve the automation of the cultivation process of plants and vegetables inside the GrowTech, an environmentally controlled 40-foot metal container. The Company believes that such patent protection in the United States will provide Organitech with a strong advantage over its competitors in the United States and enable Organitech to increase its research and development efforts of integrating the technologies of the GrowTech into new platforms.

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

In 2002, Organitech introduced the GrowTech 2500(TM), a variation of the GrowTech system that is designed for environments in which solar energy and sunlight are readily available to replace more expensive energy sources, thereby reducing the operating costs of the system. Organitech has received initial orders to produce GrowTech 2500 systems worth U.S.$184,000. These systems will be delivered to purchasers in the Jordan Valley, Israel during Q2 2003.

The Company is also engaged in developing the following new systems based upon its GrowTech technology:

The GrowTech 3000(TM) is designed to facilitate the acclimatization process of tissue culture matter for use by seeding manufacturers. This machine uses the technology developed by the company and opens new horizons in terms of bio-technology and other future applications.

The GrowTech 4000(TM) is an automated system for manufacturing potted plants.

The PhytoLab(TM) is a new generation growth platform designed to provide optimal cultivation conditions for the model plant species Arabidopsis which is used by biotechnology researchers. The PhytoLab(TM) platform can be adopted for other plant species as well.

Joint Marketing and Development Agreements

The Company has entered into a number of agreements with various parties in order to obtain government-sponsored research and development grants and to further the development and marketing of the Company's products, including the following:

Israeli Agreements

In 2001, Organitech received approval for a grant from the Chief Scientist of the Israeli Ministry of Commerce (the "Chief Scientist") to work with the Weitzman Institute's Magnaton program for the development of a breeding program for miniature tomatoes that can be adapted to the GrowTech system. The Chief Scientist agreed to fund 66% of the research and development expenses incurred for this program, subject to a maximum of U.S.$78,000. The first year of the program was successfully completed and in 2002 Organitech received an approval from the Chief Scientist for the second year of the program with a budget of U.S.$75,000 to be sponsored by the Chief Scientist.

In 2001, Organitech received a grant of U.S.$40,000 from the Fund for Export Encouragement of the Israeli Ministry of Industry and Trade (the "Fund for Export") to finance a portion of Organitech's 2001 marketing expenses. Organitech's request for a similar grant in 2002 from the Fund for Export was denied due to a lack of funding.

On December 3, 2002, the Company entered into a three year collaboration agreement with Bio-Bee Biological Systems Ltd., an Israeli company ("Bio-Bee"), whereby Bio-Bee committed to provide agronomic service, technical and research and development assistance to the Company and/or Organitech Ltd. worth U.S.$100,000 per year. In exchange for the services to be rendered under the collaboration agreement, Bio-Bee will be entitled to the following compensation:

      (1) 100,000 shares of common stock of the Company at a price of U.S$1.00 per share to be issued to Bio-Bee in three equal installments over three years, within 60 days following the end each year of service. It is to be clarified that the shares will be issued to Bio-Bee in investment in R&D, providing agronomy assistance, and supplying work and resources.

      (2) Royalty payments equal to 3% of the revenues that will be generated by the Company from the miniature tomatoes project, for a period of 5 years commencing as to the date of the agreement, up to a maximum of U.S.$300,000. Pursuant to the agreement Bio-Bee can choose to convert its right to receive royalty payments into an additional 395,000 shares of common stock of the Company; and the Company can choose to satisfy its liability for royalties to Bio-Bee by the issuance of shares of common stock to Bio-Bee at 80% for the average market price of the Company's share of common stock at 90 days prior to date of conversion.

      (3) Pursuant to the agreement, the Company agreed to grant Bio-Bee at the end of each year of service an option to purchase 500,000 shares of common stock of the Company to be exercised within 12 months following the date of grant. The exercise price under the option will be at a 20% discount from the average market price of the Company's share of common stock during the 90 days preceding the exercise date of the option.

      (4) Pursuant to the agreement, Organitech committed to purchase from Bio-Bee during the three years of the agreement, laboratories and other facilities services at annual value aggregated to U.S.$25,000.

The BioBee agreement is subject to the approval of the Chief Scientist and to the execution of a definitive securities purchase agreement by the parties, neither of which have been completed as of the date of this report.

The BioBee agreement will allow the Company to cooperate with a large scale strategic partner in the fields of agronomy and ecology, and thus takes the Company another step forward in achieving its strategic goals.

In December 2002, Organitech formed A.T.A. Jordan Valley Ltd., a new one-third owned subsidiary, along with Mr. Tzion Levy - a leading herb grower from the Jordan Valley - and with Ziv Electronic Systems Ltd. The new company was founded in order to handle marketing activities of Organitech's products in Israel. On December 22, 2002, Organitech and A.T.A. Jordan Valley Ltd. signed an exclusive agency agreement that grants A.T.A. the exclusive rights to sell Organitech's products in Israel.

South-East Asian Agreements

In 2001, Organitech sold two beta versions of the GrowTech system to Agronaut PTE, a Singapore company, for a purchase price of U.S. $100,000. Agronaut agreed to purchase an additional 15 GrowTech systems for the exclusive sale and distribution of the GrowTech in Singapore, provided that the GrowTech met satisfactory production levels after an experimental period. If Agronaut is not satisfied with the two initial systems, it will be released from its obligations to purchase additional machines; it will return the beta versions of the GrowTech and Organitech will refund U.S.$75,000 to Agronaut. The sides are on going in the project, and the Beta machines had been recently upgraded.

In addition, in 2001, Organitech received approval for financing from the Singapore-Israel Industrial Research and Development Foundation ("SIIRDF") in the maximum amount of U.S.$421,359 for the funding of the development of an updated commercial version of the GrowTech in partnership with Agronaut. SIIRDF will participate in 40% of the research and development expenses incurred up to the maximum amount of the grant. In November 2001, Organitech received U.S.$126,000 from SIIRDF. During 2002, Organitech received an additional U.S.$126,000 from the SIIRDF. In connection with this relationship, Organitech, together with Agronaut, is required to pay SIIRDF royalties ranging from 1.5% to 2.5% of the sales of products developed from the grants received from SIIRDF, such amount not to exceed the total amount of grants received from SIIRDF.

In August, 2002, Organitech entered into a further agreement with Agronaut pursuant to which Agronaut has been granted the exclusive rights to sell GrowTech systems in Singapore, Korea, Taiwan and certain other countries in South East Asia, provided that, Agronaut meets certain minimum sales commitments. The agreement is for an initial term of 6 years, to be renewed every year if Agronaut meets certain conditions set forth in the agreement. Agronaut has also committed to invest at least U.S.$800,000 in marketing efforts in the Far East, in exchange for the issuance to it of 800,000 shares of the Company's common stock to be issued in the future.

Organitech is also planning to expand its business activities to Europe and North America and is currently negotiating with third parties to establish beta site farms in these areas.

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

Organitech has received from the Israeli Government, through the Chief Scientist, certain research and development grants. As a condition to its participation in the funding program of the Chief Scientist , Organitech may not transfer the technologies developed using such funds or manufacture its products outside of Israel without the consent of the Chief Scientist. Moreover, the Chief Scientist grant programs as currently in effect require Organitech to comply with various conditions in order for Organitech to continue to be eligible for participation. Also, Organitech is required to pay royalties to the Chief Scientist in the amount ranging from 3% to 5% of sales from products developed from the grants received from the Chief Scientist , which could cause an increase in Organitech's operating expenses. Organitech anticipates that for so long as such grants continue to be available, it will likely seek from time to time to utilize such grants.

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

The entitlement to the above benefits under the Approved Enterprise is conditional upon Organitech's fulfilling the conditions stipulated by the law, regulations published thereunder and the instruments of approval for the specific investment in the Approved Enterprise, including, but not limited to
(i) by April 2003, making investments in fixed assets in the approximate amount of 40% of U.S.$1,335,000, and (ii) transferring the Company's facilities to a "developed region" as defined under the Israeli law for the Encouragement of Capital Investments, 1959. In the event of failure to comply with these conditions, the benefits may be canceled and Organitech may be required to refund the amount of the benefits previously received, in whole or in part, with the addition of linkage differences and interest. The Company has made efforts in meeting the conditions under clauses (i) and (ii) above. Specifically, as of December 2002, the Company has invested U.S.$187,339 in fixed assets and it is currently researching various locations to which the Company's facilities can be moved. At this stage, it is not yet clear whether OrganiTECH will be able to meet with all the necessary requirements until April 2003.

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

During fiscal year 2002, Organitech spent U.S.$680,715 on research and development expenses, of which U.S.$312,412 was funded by a customer and governmental agencies from whom Organitech has received grants. The Company and Organitech believe that technologies incorporated in the GrowTech are potentially extendable to the development of a number of other potential applications. These include: cultivation of pharmaceutical plants, herbs, spices, fruits, and flowers; seedling and transplant propagation; and assisting biotechnology companies in fields such as molecular farming, transgenic engineering, nutraceutical cultivation, and phytoremediation applications.

Organitech intends to devote most of its current resources to the continued research, development and commercialization of its GrowTech and related systems. A major step in the company's R&D efforts is the agreement signed with Bio-Bee, one of the leading companies in Israel in the field of agronomy and biology research and development.

Patents, Licenses, Royalty Agreements and Proprietary Information

Patent Rights

During fiscal year 2001, Organitech received a United States patent for the GrowTech, which includes protection for approximately 56 claims covering a wide range of new technologies and designs developed for an automated system that provides a continuous yield of fresh agriculture produce.

On February 27, 2002, the Company filed a US Patent Application (No. 10/083,343) for a self contained fully automated robotic crop production facility.

On February 28, 2002, the Company filed its patent for a self contained fully automated robotic crop production facility in the European Patent Office (European Patent Application No. oo95965.1), as publication No. 1241927.

The Company is also in the process of obtaining patent protection for the GrowTech in Canada.

Trademarks

In June 2002, the Company received a notice of allowance for the "GROWTECH" and "ORGANITECH" trademarks, from the U.S. Patent and Trademark Office. Organitech has several other United States trademark registration applications pending for marks related to Organitech and several of its products.

Royalty Obligations

During fiscal year 2001, Organitech entered into a royalty arrangement whereby Organitech, together with its Singaporean joint venture partner, Agronaut, is required to pay royalties to the SIIRDF in an amount ranging from 1.5% to 2.5% of sales of products developed with the grants from SIIRDF, such royalties not to exceed the total amount of grants received from SIIRDF.

Further, under several agreements entered into between 1999 and the end of 2001 with the Chief Scientist , Organitech is required to pay royalties to the Government of Israel ranging from 3% to 5% of the sales of products developed with grants from the Chief Scientist , such royalties not to exceed the total amounts of grants received from the Chief Scientist.

Organitech is also obligated to pay royalties to the Weitzman Institute in an amount not to exceed 5% of the sales of miniature tomato seeds, pursuant to a Memorandum of Understanding signed in September 2001.

Employees

At December 31, 2002, the Company had 9 employees, all of whom are full-time. During the first half of 2002, the Company reduced its labor force by 9 employees. Management believes that it has an adequate number of employees to support its current operations. Organitech intends to hire additional employees as required, upon potential commercialization of its products and upon the receipt of additional financing.

Marketing & Distribution

As discussed under Joint Marketing and Development Agreements, the Company has entered into marketing and development agreements with Agronaut and A.T.A. Jordan Valley for the distribution of the GrowTech systems in various territories.

Organitech, through the Government of Israel's Fund for Export program, is seeking to establish potential partnerships with companies that will create additional beta farm sites for the GrowTech. Organitech plans to enter into agreements with these new partners, similar to the agreement entered into with Argonaut, in which the new partners would agree to market and to distribute the GrowTech systems. In furtherance of its efforts to establish additional beta site farms, Organitech is currently engaged in negotiations with an organization in Canada and is also searching for a European partner.

Organitech's direct marketing efforts with respect to the GrowTech include making sales presentations, developing brochures, exhibitions and other marketing materials and engaging in various forms of public relations.

Principal Suppliers

During fiscal year 2002, the Company's expenses for raw materials, equipment and expenses related to subcontractors were U.S.$199,388 which represents 29% of the Company's gross research and development expenses. The Company works with one main supplier, which is also a subcontractor, for raw materials. The purchases from this supplier represent 40% of the foregoing research and development expenses referenced above. The Company is not dependent on this supplier and believes that this supplier can be replaced without material effect on the Company's research and development capabilities.

The Company purchases its products from approximately 50 suppliers with which it has no long-term purchase commitments or exclusive contracts. During fiscal year 2002, except for the supplier referenced above, none of the Company's suppliers provided more than 10% of the Company's raw materials. The Company has historically enjoyed a positive experience with its suppliers with respect to supplier fulfillment and retention, and the Company has generally not experienced difficulty in obtaining desired materials from suppliers on acceptable terms.

Item 2. DESCRIPTION OF PROPERTY

The Company currently utilizes, as an interim executive office, the corporate facilities of Organitech, until such time as a North American office is established. The facility, which is in good condition, serves as the corporate, research, and manufacturing facility of Organitech. Located in Haifa, Israel, the facility is approximately 250 square meters of office space, integration hall and laboratory space, and 400 square meters of yard space. Organitech has a "tradeout" arrangement with the landlord of the property whereby the Company made $20,000 in upgrades to the property in exchange for no rental payments during a tradeout period ending in November, 2001. On February 28, 2002, Organitech exercised a one year option and extended the lease of this property until February 28, 2003 at a rate of $1,750 per month. The lease is on going until the end of May 2003, a dte in which the company's activities shall be moved to Yoqneam. Organitech does not own or hold any ownership interest in the property as a result of the tradeout.

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

The following table sets forth the range of the high and low bid information (as provided by the National Association of Securities Dealers) of the Company's common stock for each quarterly period within the past two fiscal years:

                                        Bid Prices
                                        ----------

Period                                      Low                          High
------                                      ---                          ----
First Quarter 2000                         $1.25                         $1.25
Second Quarter 2000                        $1.25                         $1.25
Third Quarter 2000                         $8.875                        $8.875
Fourth Quarter 2000                        $8.25                         $8.25
First Quarter 2001                         $8.00                         $8.5
Second Quarter 2001                        $2.25                         $8.00
Third Quarter 2001                         $2.25                         $6.20
Fourth Quarter 2001                        $0.55                         $2.25
First Quarter 2002                         $0.23                         $1.01
Second Quarter 2002                        $0.16                         $1.03
Third Quarter 2002                         $0.07                         $0.51
Fourth Quarter 2002                        $0.12                         $0.51

These quotations reflect inter-dealer prices, without retail mark-up, markdown, or commission, and may not represent actual transactions.

(b) Approximate Number of Security Holders: As of February, 2003, there were approximately 105 shareholders of record of the Company's common stock.

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

8. In January 2001, the Company issued 3,600,000 common shares at price of approximately U.S.$0.51 per share. The Company raised U.S.$2,265,514 from the sale of these common shares.

9. On June 16, 2002, the Company entered into a securities purchase agreement with B.L.M. N.V., a Belgium company, with respect to the issuance of 5,500,000 shares of common stock to BLM at a price of U.S.$0.363 per share and the granting to BLM of options to purchase 188,179 shares of common stock at an exercise price of U.S.$.0001 per share and 46,242 shares of common stock at an exercise price of U.S.$1 per share, representing 33-1/3 % of the Company's outstanding share capital on a fully diluted basis.

The Company believes that the transactions described in paragraphs 1-8 above were exempt from registration under Section 4(2) of the Securities Act because the subject securities were sold to a limited group of persons, each of whom was believed to have been a sophisticated investor or to have had a preexisting business or personal relationship with the Company or Organitech or their respective management and to have been purchasing for investment with a view to further distribution.

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

The Company is presently and primarily engaged through its wholly-owned subsidiary, Organitech, in the development of technologies, platforms, and applied engineering solutions that cost effectively and completely automate the method by which many foods, plants, and extracts are cultivated. Since its formation, Organitech has been developing its first proprietary solution, the GrowTech 2000TM ("GrowTech"), which is a low input-high output, self-contained, portable, robotic, sustainable agricultural platform designed to automatically seed, transplant and harvest commercial quantities of hydroponic, pesticide free, green leaf vegetables.

In 2002, Organitech introduced the GrowTech 2500TM, a variation of the GrowTech system that is designed for environments in which solar energy and sunlight are readily available to replace more expensive energy sources, thereby reducing the operating costs of the system.

The Company has entered into a number of agreements with various parties in order to obtain government-sponsored research and development grants and to further the development and marketing of the Company's products.

Financial Data Table

The following table sets forth certain selected financial data with respect to the Company, and is qualified in its entirety by reference to the financial statements and the notes to the financial statements:

--------------------------------------------------------------------------------------
                         2002            2001             2000             1999
--------------------------------------------------------------------------------------
Total Assets             $497,715        $1,058,684       $375,786         $104,032
--------------------------------------------------------------------------------------
Short-Term Obligations   $409,162        $394,108         $387,083         $51,759
--------------------------------------------------------------------------------------
Net Sales                $-0-            $32,620          $-0-             $-0-
--------------------------------------------------------------------------------------
Net (Loss)               ($967,905)      ($1,708,326)     ($1,406,644)     ($80,680)
--------------------------------------------------------------------------------------
Net (Loss) per
Common Share             ($0.09)         ($0.16)          ($0.22)          ($ 0.02)
--------------------------------------------------------------------------------------
Dividends per
Common Share             $-0-            $-0-             $-0-             $-0-
--------------------------------------------------------------------------------------

Results of Operations

Year ended December 31, 2002 Compared to the Year ended December 31, 2001

For fiscal year 2002, the Company did not generate any revenues as compared with revenues of U.S.$32,620 in fiscal 2001. The decrease in revenues was due to the failing to sell the machines globally, as well as the recession in the world following the events of the September 11, 2001. The Company anticipates that it will generate revenues from the sale of GrowTech Systems in 2003 and has received orders for U.S.$184,000 worth of GrowTech 2500 Systems for delivery in 2003.

For fiscal year 2002, the Company's operating expenses were U.S.$925,422 compared to U.S.$1,727,798 for fiscal year 2001. The decrease in operating expenses in fiscal year 2002 was primarily due to a decrease in labor costs due to planned reductions in the Company's labor force. During fiscal 2002, the Company's net research and development expenses decreased to U.S.$368,303 from U.S.$956,252 in fiscal 2001 primarily as a result of a reduction in research and development activities due to a lack of funds and, to a lesser extent, as a result of an increase in third party grants for research and development.

For fiscal year 2002, the Company's net loss was U.S.$967,905 compared to U.S.$1,708,326 for fiscal year 2001. The decrease in net loss resulted primarily from the reductions in labor costs and research and development expenses.

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

Financial Condition, Liquidity and Capital Resources

As of December 31, 2002, the Company's cash and cash equivalent balance was U.S.$58,422 compared to U.S.$620,329 as of December 31, 2001. Net cash used in operating activities was U.S.$992,789 and net cash provided by investing activities was U.S.$137,536 primarily from an decrease in short-term investments. In 2002, the Company received U.S.$225,000 on account of the future issuance of shares of common stock.

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

On June 16, 2002, the Company entered into a securities purchase agreement with B.L.M. N.V., a Belgium company, with respect to the issuance of 5,500,000 shares of the Company's common stock to BLM at a price of U.S.$.0.363 per share and the granting to BLM of options to purchase 188,179 shares of common stock at an exercise price of U.S.$.0001 per share and 46,242 shares of common stock at an exercise price of U.S.$1 per share, representing in the aggregate 33-1/3 % of the Company's outstanding share capital on a fully diluted basis.

The agreement, as amended, provides that:

(1) The aggregate proceed of U.S.$2 million shall be paid to the Company by BLM in 10 monthly payments of $50,000 and 15 monthly payments of $100,000 commencing in August 2002.

(2) The Company shall issue to BLM shares of common stock on a pro-rata basis upon actual payments of the proceed.

(3) BLM shall have the right to nominate one director to the Company's Board of Directors.

(4) BLM and the Company's president shall enter into a voting agreement.

On October 8, 2002 the Company delivered to an escrow agent 5,500,000 shares of common stock registered in the name of BLM with instructions to deliver the shares to BLM in installments based upon actual payment of their purchase price.

As of December 31, 2002, BLM has paid to the Company an aggregate of U.S.$225,000 representing the purchase price for 618,750 shares of common stock to be transferred to the investor by the escrow agent. The Company has not received any payments from BLM in 2003.

As of December 31, 2002, the Company had total cash and short-term investments of U.S.$58,422. Based on the Company's and Organitech's current monthly expenses of approximately U.S.$70,000, the Company does not have sufficient cash to satisfy the Company's and Organitech's operational and development requirements over the next 12 months. The report of the Company's independent public accountants on the Company's consolidated financial statements for the fiscal year ended December 31, 2002 includes an explanatory paragraph which states that the Company has suffered recurring losses from operations and a negative cash flow from operating activities that raise substantial doubt about its ability to continue as a going concern.

Subsequent Events

As of March 2003, A.T.A. Nehar Hayarden has sold a U.S.$100,000 Growtech 2500 Machine to a client in Eilat, Israel. The machine will be installed and operated in Eilat no later than July 2003.

Item 7. FINANCIAL STATEMENTS

The Company's financial statements, as of December 31, 2002 and 2001, and for each of the three years ended December 31, 2002, , and for the period from July 4, 1999 (inception) to December 31, 2002 are included in this Report and appear at pages F-1 through F-28.

Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

      Not Applicable

                                    PART III

Item 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT; COMPLIANCE WITH
        SECTION 16(a) OF THE EXCHANGE ACT

Information in response to this item is incorporated by reference from the "Election of Directors", "Executive Officers", and "Section 16(a) Beneficial Ownership Reporting Compliance" sections of the Company's Proxy Statement for its 2003 Annual Meeting of Stockholders (the "Proxy Statement").

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

                                     PART IV

ITEM 13. EXHIBITS AND REPORTS ON FORM 8K

(a) EXHIBITS

EXHIBIT NO.
NOTES             TITLE

2.3               Organitech Investment Agreement dated June 20, 2000. (2)

2.4 Stock Exchange Agreement between the Company and Organitech, dated October 19, 2000. (5)

2.5 Amendments to Stock Exchange Agreement between the Company and Organitech, dated January 26, 2001. (5)

2.6 Plan and Agreement of Merger between Incubate This!, Inc., a Colorado corporation, and Incubate This!, Inc., a Delaware corporation, dated as of January 5, 2001. (4)

2.7 Certificate of Ownership and Merger of the Company into Incubate This!.(6)

3.1               Certificate of Incorporation of the Company. (4)

3.2               Bylaws of the Company (4)

3.3               Certificate of Incorporation of Organitech (English
                  Translation). ++

3.4               Bylaws of Organitech (English Translation). ++

10.1              1997 Stock Award Plan. (1)*

10.2              Incentive Stock Option Plan. (1)*

10.3 Uncontrolled Rent Agreement between Organitech and Nesharim, dated February 23, 2000 (English Translation). (7)

10.4 Memorandum of Understanding between the Company and Agronaut, dated July 9, 2000. (7)

10.5 Beta Site Cooperation Agreement between the Company and Agronaut, dated November 30, 2001. (7)

10.6 Memorandum of Understanding between the Company and Agronaut, dated December 1, 2001. (7)

10.7 Cooperation and Project Funding Agreement between Organitech, Agronaut and SIIRDF, dated November 19, 2001. (7)

10.8 Agreement between Organitech and OCS, dated January 30, 2002 (English Translation). (7)

10.9 Joint Venture Agreement between Organitech and Weitzman Institute, dated September 23, 2001 (English Translation). (7)

10.10 Agreement between Organitech and the Fund For Export Encouragement, dated December 31, 2001 (English Translation).
                  (7)

10.11 Option Allotment Agreement between Organitech and David Baron, dated May 29, 2000 (English Translation). (7)

10.12 Option Allotment Agreement between Organitech and Ohad Hessel, dated February 24, 2000 (English Translation). (7)

10.13 Option Agreement between Organitech and David Baron, dated January 9, 2001. (7)

10.14 Option Agreement between Organitech and Ohad Hessel dated January 9, 2001. (7)

10.15             Securities Purchase Agreement between the Company and B.L.M.
                  N.V. dated June 16, 2002, including amendment (8)

10.16 Escrow Agreement dated September 25, 2002 among the Company, B.L.M. N.V. and Adv. Peter Noben, as Escrow Agent, including Amendment dated October ___, 2002.++

10.17 Distribution Agreement dated August 27, 2002 between the Company and Agronaut PTE.+

10.18 Collaboration Agreement between the Company and Bio-Bee Biological Systems Ltd. dated December 3, 2002.++

10.19             Exclusive Agency Agreement between the Company and A.T.A.
                  Jordan Valley Ltd., dated December 3, 2002.++

21.1              Subsidiaries of the Registrant. ++

23                Consent of Accountants. ++

99.1              Section 906 Certification of the Registrant's Chief Executive
                  Officer.+

99.2              Section 906 Certification of the Registrant's Chief Financial
                  Officer+

----------
(1) Incorporated by reference to exhibits filed with the Company's Registration Statement on Form S-8, filed February 21, 1997, registration number 333-22203.

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

(7) Incorporated by reference to exhibits filed with the Company's Form 10-KSB, filed with the Commission on April 15, 2002.

(8) Incorporated by reference to exhibits filed with the Company's Form 10-QSB, filed with the Commission on August 18, 2002.

*     Management Compensation Agreement.

+     Filed herewith.

++    To be filed supplementally in an amendment to Form 10-KSB.

(b) REPORTS ON FORM 8-K.

None filed during the last quarter of fiscal year 2002.

ITEM 14. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Within 90 days prior to the date of this report (the "Evaluation Date"), the Company's Chief Executive Officer and Acting Chief Financial Officer, carried out an evaluation of the effectiveness of the Company's "disclosure controls and procedures" (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934). Based on that evaluation, these officers have concluded that as of the Evaluation Date, the Company's disclosure controls and procedures were adequate and designed to ensure that material information relating to the Company and the Company's consolidated subsidiaries would be made known to them by others within those entities.

Changes in internal controls

There were no significant changes in the Company's internal controls, or to the Company's knowledge, in other factors that could significantly affect the Company's disclosure controls and procedures subsequent to the Evaluation Date.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 15, 2003.

                                        OrganiTECH USA, INC.


                                        By: /s/ Lior Hessel
                                            -------------------------------
                                            Lior Hessel, Director and Chief
                                            Executive Officer


                                        By: /s/ Doron Shachar
                                            -------------------------------
                                            Doron Shachar, Adv., Acting Chief
                                            Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant on April 15, 2003, in the capacities indicated.

/s/ Arieh Keidan                    Director
------------------------
Arieh Keidan

/s/ Lior Hessel                     Director and Chief Executive Officer
------------------------
Lior Hessel

/s/ Ohad Hessel                     Director
------------------------
Ohad Hessel

/s/ Samual Hessel                   Director
------------------------
Samual Hessel

CERTIFICATIONS

I, Lior Hessel, Chief Executive Officer , certify that:

1.    I have reviewed this annual report on Form 10-KSB of OrganiTECH USA, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

      A. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

      B. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

      C. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

      A. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      B. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 15, 2003


                                       /s/ Lior Hessel
                                       -----------------------------
                                       Name:  Lior Hessel
                                       Title: Chief Executive Officer

CERTIFICATIONS

I, Doron Shachar, Acting Chief Financial Officer, certify that:

1.    I have reviewed this annual report on Form 10-KSB of OrganiTECH USA, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

      A. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

      B. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

      C. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

      A. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      B. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 15, 2003


                                       /s/ Doron Shachar
                                       -----------------------------
                                       Signature: Doron Shachar, Adv.
                                       Title:     Acting Chief Financial Officer

                              ORGANITECH USA, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                                  CONSOLIDATED
                              FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 2002

                              Organitech USA, Inc.
                          (A Development Stage Company)
                        Consolidated Financial Statements

                             As of December 31, 2002

Table of Contents

                                                                        Page

Independent Auditors' Report                                              3

Consolidated financial statements

Balance Sheets                                                           4-5

Statements of Operations                                                  6

Statements of Shareholders' Equity (Capital deficiency)                   7

Statements of Cash Flows                                                 8-9

Notes to Financial Statements                                           10-34

RAHAV, RESHEF, BEN-AMI, OVADIA & CO.
CERTIFIED PUBLIC ACCOUNTANTS (ISR.)
Arieh Ovadia, Ariel Reshef, Hanan Ben-Ami, Menahem Rahav

Auditor's Report to the Shareholders of Organitech USA, Inc.

We have audited the accompanying consolidated balance sheets of Organitech USA, Inc. a development stage company ("the-Company") and its subsidiary company an Israeli corporation in the development stage as of December 31, 2002 and the consolidated statement of operations, changes in shareholders' equity (capital deficiency) and cash flows for the year then ended. These financial statements are the responsibility of the Company's Board of Directors and of its Management. Our responsibility is to express an opinion on these financial statements based on our audit.

In 2003, we were appointed as auditors of the Company. The consolidated financial statements as of December 31, 2001 and for the year than ended were audited by other auditors, whose opinion, dated April 12, 2002, was unqualified.

We conducted our audits in accordance with generally accepted auditing standards, in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used, and significant estimates made by the Board of Directors and by Management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company and its subsidiary (a development stage company), as of December 31, 2002 and the results of their operations, the changes in the shareholders' equity (capital deficiency) and their cash flows for the year ended December 31, 2002, in conformity with generally accepted accounting principles in the United States (U.S. GAAP).

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

Rahav, Reshef, Ben-ami, Ovadia & Co'
Certified Public Accountants (Isr.)

Tel Aviv, April 14, 2003

                              Organitech USA, Inc.
                          (A Development Stage Company)
                  Consolidated Balance Sheets as of December 31

                                                                              2002                  2001
                                                                        -----------------      --------------
                                                            Note             U.S. $                U.S. $
                                                         ----------     -----------------      --------------
 ASSETS

Current assets :

Cash and cash equivalents                                    3                     58,422             620,329
Investments                                                  4                         --             196,551
Other accounts receivable                                    5                    213,569              71,165
Prepaid expenses                                                                    8,655              36,852
Raw material inventory                                                             23,334              11,808
                                                                        -----------------      --------------

                                                                                  303,980             936,705
                                                                        -----------------      --------------

Other assets                                                 6                         --              16,880
                                                                        -----------------      --------------

Investment in A.T.A Jordan Valley Ltd.                       7                      7,927                  --
                                                                        -----------------      --------------

Funds in respect of employee rights upon retirement          11                    43,587              39,452
                                                                        -----------------      --------------

Fixed assets, net                                            8                    142,221             105,099
                                                                        -----------------      --------------

                                                                                  497,715           1,098,136
                                                                        =================      ==============

The accompanying notes are an integral part of the consolidated financial statements.

Date of approval of the financial statements: April __, 2003

_________________________________________   _______________________
Chairman of the Board of Directors                 President

                              Organitech USA, Inc.
                          (A Development Stage Company)
                  Consolidated Balance Sheets as of December 31

LIABILITES AND SHAREHOLDERS' EQUTIY (CAPITAL DEFICIENCY)

                                                                                       2002                 2001
                                                                                 ----------------      ---------------
                                                                     Note             U.S. $               U.S. $
                                                                   ---------     ----------------      ---------------
Current liabilities :

Current maturity of long-term loan                                    12                   19,022                   --
Trade accounts payable                                                9                   113,069              135,785
Other accounts payable and accrued liabilities                        10                  142,071              123,323
Deferred revenue                                                      13                  135,000              135,000
                                                                                 ----------------      ---------------

                                                                                          409,162              394,108
                                                                                 ----------------      ---------------

Long-term loan                                                        12                   37,451                    -
                                                                                 ----------------      ---------------

Liability in respect of employee rights upon retirement               11                   94,263               64,232
                                                                                 ----------------      ---------------

Contingencies, commitments and liens on assets                        13

Shareholders' equity (capital deficiency):                            15

Preferred shares U.S.$ 0.10 par value, authorized -10,000,000
shares as of December 31, 2002                                                                 --                   --
Common shares of U.S.$ 0.001 par value, authorized - 80,000,000 shares, issued and outstanding - 11,275,000 and 11,000,000 as of
December 31, 2002 and 2001, respectively                                                   11,375               11,100
Additional paid in capital                                                              4,116,227            3,879,502
Deferred stock-based compensation                                                         (7,208)             (55,156)
Accumulated deficit during the development stage                                      (4,163,555)          (3,195,650)
                                                                                 ----------------      ---------------

Total shareholders' equity (capital deficit)                                             (43,161)              639,796
                                                                                 ----------------      ---------------

                                                                                          497,715            1,098,136
                                                                                 ================      ===============

The accompanying notes are an integral part of the consolidated financial statements.

                              Organitech USA, Inc.
                          (A Development Stage Company)
                      Consolidated Statements of Operations

                                                                                                                Amounts
                                                                                                              accumulated
                                                                  Year ended December 31                       during the
                                                ----------------------------------------------------------    development
                                         Note         2002                2001                2000               stage
                                        ------  -----------------   ----------------   -------------------  ----------------
                                                     U.S. $              U.S. $              U.S. $              U.S. $
                                                -----------------   ----------------   -------------------  ----------------
Revenue from sales of PhytoChamber                             --             32,620                    --            32,620

Cost of sales                             17                   --             20,567                    --            20,567
                                                -----------------   ----------------   -------------------  ----------------

Gross profit                                                   --             12,053                    --            12,053

Research and development expenses, net    18              368,303            956,252             1,092,603         2,494,470

Selling and marketing expenses, net       19               99,997            145,416                    --           245,413

General and administrative expenses       20              457,122            626,130               323,894         1,409,998
                                                -----------------   ----------------   -------------------  ----------------

Operating loss                                            925,422          1,715,745             1,416,497         4,137,828

Financing expenses (income), net          21               30,483           (27,419)               (9,853)          (13,369)

Other expenses, net                       22               12,000             20,000                    --            39,096
                                                -----------------   ----------------   -------------------  ----------------

Loss before income tax                                    967,905          1,708,326             1,406,644         4,163,555

Income tax                                23                   --                 --                    --                --
                                                -----------------   ----------------   -------------------  ----------------

Net loss                                                  967,905          1,708,326             1,406,644         4,163,555
                                                =================   ================   ===================  ================

Basic and diluted net loss
per common share                                             0.09               0.16                  0.22
                                                =================   ================   ===================

Weighted average number of common
shares outstanding used in basic and
diluted loss per share calculation                     11,034,375         10,757,595             6,443,295
                                                =================   ================   ===================

The accompanying notes are an integral part of the consolidated financial statements.

                              Organitech USA, Inc.
                          (A Development Stage Company)
             Statements of Shareholders' Equity (capital deficiency)

                             Preferred shares         Common shares
                           --------------------- -----------------------
                                                                                                           Deficit         Total
                                                                                           Deferred      accumulated   shareholders'
                           Number of                Number of               Additional   Stock-based     during the       equity
                           preferred     Share       common      Share       paid-in       Compensa-     development     (capital
                            shares *    capital*     shares *   capital *    Capital *       tion           stage        deficiency)
                           ----------  --------   -----------  ---------    ----------     ---------    -------------   ------------
                               In                     In
                            thousands   U.S. $     thousands    U.S. $        U.S. $        U.S. $          U.S. $        U.S. $
                           ----------  --------   -----------  ---------    ----------     ---------    -------------   ------------
Balance at January 1,
2000                               --        --         5,963      5,963       590,131     (465,770)         (80,680)         49,644
Changes during 2000:
Common shares (U.S. $
0.08) issued in April              --        --           684        684        54,860            --               --         55,544
Preferred shares (U.S.
$ 1.14) issued in June            853     2,088            --         --       971,362            --               --        973,450
Amortization of deferred
stock-based compensation           --        --            --         --            --       299,598               --        299,598
Net loss                                                                                                  (1,406,644)    (1,406,644)
                           ----------  --------   -----------  ---------    ----------     ---------    -------------   ------------
Balance as of
December 31, 2000                 853     2,088         6,647      6,647     1,616,353     (166,172)      (1,487,324)       (28,408)
Changes during 2001:
Common shares (U.S. $
0.51) issued in January         (853)   (2,088)         4,453      4,453     2,263,149            --               --      2,265,514
Amortization of deferred
stock-based compensation           --        --            --         --            --       111,016               --        111,016
Treasury stock (Note 15H)          --        --         (100)         --            --            --               --             --
Net loss                           --        --            --         --            --            --      (1,708,326)    (1,708,326)
                           ----------  --------   -----------  ---------    ----------     ---------    -------------   ------------
Balance as of
December 31, 2001                  --        --        11,000     11,100     3,879,502      (55,156)      (3,195,650)        639,796
Changes during 2002:
Common shares (U.S. $
0.363) issued in
October (Note 15I)                 --        --           275        275        99,725            --               --        100,000
Proceeds for future
share issuance                     --        --            --         --    ** 134,884            --               --        134,884
Amounts assigned to
issuance of warrants
to service providers               --        --            --         --         2,116                             --          2,116
Amortization of deferred
stock-based compensation           --        --            --         --            --        47,948               --         47,948
Net loss                           --        --            --         --            --            --        (967,905)      (967,905)
                           ----------  --------   -----------  ---------    ----------     ---------    -------------   ------------
Balance as of
December 31, 2002                  --        --        11,275     11,375     4,116,227       (7,208)      (4,163,555)       (43,161)
                           ==========  ========   ===========  =========    ==========     =========    =============   ============

Balance at July 1, 1999:           --        --            --         --            --            --               --             --
Changes during the
development stage:
Issuance of common
shares                             --        --        11,275     11,375     3,497,742            --               --      3,509,117
Deferred stock-based
compensation related
to employee option
grants                             --        --            --         --       481,485     (481,485)
Proceeds for future
share issuance                     --        --            --         --    ** 134,884            --               --        134,884
Amounts assigned to
issuance of warrants
to service providers               --        --            --         --         2,116                             --          2,116
Amortization of deferred
stock-based compensation           --        --            --         --            --       474,277               --        474,277
Treasury stock (Note 15H)          --        --         (100)         --            --            --               --             --
Net loss                           --        --            --         --            --            --      (4,163,555)    (4,163,555)
                           ----------  --------   -----------  ---------    ----------     ---------    -------------   ------------
Balance as of
December 31, 2002                  --        --        11,275     11,375     4,116,227       (7,208)      (4,163,555)       (43,161)
                           ==========  ========   ===========  =========    ==========     =========    =============   ============

*     After giving effect to the reverse acquisition, see note 1B

**    Net of share issuance expenses.

The accompanying notes are an integral part of the consolidated financial statements.

                              Organitech USA, Inc.
                          (A Development Stage Company)
                      Consolidated Statements of Cash Flows

                                                                                                                   Amounts
                                                                                                                 accumulated
                                                                         Year ended December 31,                 during the
                                                            ------------------------------------------------     development
                                                                 2002             2001              2000            stage
                                                            ---------------  ---------------   --------------  ---------------
                                                                U.S. $           U.S. $            U.S. $          U.S. $
                                                            ---------------  ---------------   --------------  ---------------
Cash flows used in operating activities:

Net loss for the period                                           (967,905)      (1,708,326)      (1,406,644)      (4,163,555)
                                                            ---------------  ---------------   --------------  ---------------

Adjustments to reconcile net loss to net cash used in operating activities :

Amortization of deferred stock-based compensation                    47,948          111,016          299,598          474,277
Depreciation                                                         26,711           22,137            9,644           58,705
Liability in respect of employee rights upon
retirement                                                           30,031           47,121           17,111           94,263
Amounts assigned to issuance of warrants to service
providers                                                             2,116               --               --            2,116

Changes in assets and liabilities :

Increase in other accounts receivable                             (142,404)         (33,009)         (28,626)        (213,569)
decrease (Increase) in prepaid expenses                              28,197           13,902         (50,754)          (8,655)
Increase in raw material inventory                                 (11,526)         (11,808)               --         (23,334)
(Decrease) Increase in trade accounts payable                      (22,716)            (795)           98,783          113,069
Increase in other accounts payable                                   16,759           41,554           70,382          141,568
(Decrease) Increase in deferred revenue                                  --         (25,000)          160,000          135,000
                                                            ---------------  ---------------   --------------  ---------------

Total adjustments                                                  (24,884)          165,118          576,138          773,440
                                                            ---------------  ---------------   --------------  ---------------

Net cash used in operating activities                             (992,789)      (1,543,208)        (830,506)      (3,390,115)
                                                            ---------------  ---------------   --------------  ---------------

Cash flows from investing activities :

Funds in respect of employee rights upon retirement                 (4,135)         (39,452)               --         (43,587)
Decrease (Increase) in short-term investments                       196,551        (196,551)               --               --
Investment in fixed assets                                         (63,833)         (18,608)        (109,545)        (200,926)
Investment in other assets                                           16,880               --         (16,880)               --
Investment in A.T.A Jordan Valley Ltd.                              (7,927)               --               --          (7,927)
                                                            ---------------  ---------------   --------------  ---------------

Net cash provided by (used in) investing activities                 137,536        (254,611)        (126,425)        (252,440)
                                                            ---------------  ---------------   --------------  ---------------

Cash flows from financing activities :

Increase (decrease) in short-term credit, net                            --               --          (1,107)               --
Long-term loan                                                       56,473               --               --           56,473
Proceeds for future share issuance, net                             134,884               --               --          134,884
Proceeds from issuance of shares, net of issuance
expenses                                                            100,000        2,265,514        1,028,994        3,509,117
                                                            ---------------  ---------------   --------------  ---------------

Net cash provided by financing activities                           291,357        2,265,514        1,027,887        3,700,474
                                                            ---------------  ---------------   --------------  ---------------

The accompanying notes are an integral part of the consolidated financial statements.

Organitech USA, Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flows - Continued

                                                                                                                   Amounts
                                                                                                                 accumulated
                                                                          Year ended December 31,                during the
                                                              -----------------------------------------------    development
                                                                  2002            2001             2000             stage
                                                              ------------   ---------------   --------------   --------------
                                                                 U.S. $           U.S. $           U.S. $           U.S. $
                                                              ------------   ---------------   --------------   --------------
Net cash used in operating activities                            (992,789)       (1,543,208)        (830,506)      (3,390,115)

Net cash provided by (used in) investing activities                137,536         (254,611)        (126,425)        (252,440)

Net cash provided by financing activities                          291,357         2,265,514        1,027,887        3,700,474

Effect of exchange rate changes on cash                              1,989           (8,734)            7,266              503
                                                              ------------   ---------------   --------------   --------------

Net (decrease) increase in cash and cash
equivalents                                                      (561,907)           458,961           78,222           58,422

Cash and cash equivalents at beginning of year                     620,329           161,368           83,146                -
                                                              ------------   ---------------   --------------   --------------

Cash and cash equivalents at end of year                            58,422           620,329          161,368           58,422
                                                              ============   ===============   ==============   ==============

Supplementary disclosure of cash flow information :

Interest received (paid), net                                        1,822             (200)            (111)
                                                              ============   ===============   ==============

Income tax paid, net                                               (2,491)           (1,113)          (5,131)
                                                              ============   ===============   ==============

The accompanying notes are an integral part of the consolidated financial statements.

Organitech USA, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements

Note 1 - Description of Business

      A. Organitech USA, Inc. (the "Company") (formerly "Incubate This! Inc."), organized under the laws of the state of Delaware, is presently and primarily engaged through its wholly owned subsidiary company Organitech Ltd. ("Organitech Ltd."), a company organized under the laws of Israel, in the development of technologies, platforms, and applied engineering solutions that cost effectively and completely automate the method by which many foods, plants, and extracts are cultivated. Since its formation, Organitech Ltd. has been developing its first proprietary solution, the GrowTECH 2000
            (TM), which is a low input-high output, self-contained, portable, robotic, sustainable agricultural platform designed to automatically seed, transplant and harvest commercial quantities of hydroponics, pesticide free, green leaf vegetables. Another engineering solution developed by Organitech Ltd. is a commercial, new, highly portable, reliable, cost-effective, and versatile turnkey growth chamber solution known as PhytoChamber.

      B. In January 2001, the Company consummated an agreement with Organitech Ltd., whereby the Company issued 7.5 million shares of common stock to the shareholders of Organitech Ltd. in exchange for all of the outstanding ordinary shares of Organitech Ltd. not already owned by the Company.

            The 7.5 million shares of common stock issued by the Company to the selling shareholders represented 67.57% of the voting common stock of the Company. Accordingly, this business combination is considered to be a reverse acquisition. As such, for accounting purposes Organitech Ltd. is considered to be the acquirer while the Company is considered to be the acquiree. The comparative figures for 2000 are those of Organitech Ltd.

      C. As of the balance sheet date, the Company has not generated any revenues from sales of the GrowTECH 2000 platform, and has incurred losses from operations at the amount of:

            U.S$ 967,905, U.S.$ 1,708,326, U.S.$ 1,406,644 and 4,163,555 U.S.$,
            for the year ended December 31, 2002, 2001 and 2000, and for the period from July 4, 1999 (inception) to December 31, 2002, respectively. The Company's losses could continue for the next several years as it continues to expand research and development activities, increase its manufacturing, sales and marketing capabilities.

            The Company does not have sufficient cash to satisfy its operational and developmental requirements over the next 12 months which raise substantial doubt about its ability to continue as a going concern.

            The continuation of the Company's operation as a "going concern" is dependant upon its ability to invest the required resources in completion of the research and development, the quality of its technologies, future market, selling the GrowTECH 2000 platform and the continued financial support of its shareholders or on obtaining additional external sources of financing, in order to secure the continuity its operations.

Organitech USA, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements

Note 2 - Significant accounting policies

      A.    Definition

            Company - Organitech USA, Inc.

            Subsidiaries - companies which are controlled by the Company and whose financial statements are fully consolidated with the Company's financial statements.

            The group - the Company and its wholly owned subsidiary Organitech Ltd.

      B.    Basis of presentation

            The financial statements presented herein are prepared in accordance with accounting principles accepted in the United States of America and, are presented in U.S dollars.

      C.    Functional Currency and Foreign Currency Transactions

            The Company's functional currency is the U.S dollar which is also its reporting currency. Transactions and balances denominated in dollars are presented at their dollar amounts. Non-dollar transactions and balances are remeasured into dollars in accordance with the principles set forth in Statement of Financial Accounting Standards (SFAS) No. 52, "Foreign Currency Translation", of the Financial Accounting Standards Board of the United States. All transaction gains and losses from remeasurement of monetary balance sheet items denominated in non-dollar currencies are reflected in the consolidated statements of operations as financial income or expenses, as appropriate.

            The financial statement of a subsidiary company and other associated companies, whose functional currency is their local reporting currency, are translated in to U.S. dollars in accordance with the principles set forth in SFAS No. 52. The resulting aggregated translation adjustment are presented under share holders equity as "accumulated other comprehensive income".

      D.    Principles of consolidation

            The consolidated financial statements include the accounts of the Company and its wholly- owned Subsidiary, Organitech Ltd., all material intercompany balances and transactions and profit from intercompany transactions, which were not realized outside the group, have been eliminated.

      E.    Disclosure of certain risks, uncertainties and use of estimates

            The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses, during the reporting period. Actual results could differ from those estimates.

Organitech USA, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements

Note 2 - Summary of significant accounting policies (continued)

      E. Disclosure of certain risks, uncertainties and use of estimates (continued)

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

            The Company is dependent upon certain vendors and subcontracts at the development of specific Sub-assemblies and components that are integrated to the Companies products. Management is of the opinion that the level of component kept by the company, is adequate for the period of time which is required for the Company to establish, if necessary, a secondary source for such sub-assemblies and components.

      F.    Fair value of financial instruments

            The fair value of financial instruments (bank deposits, short-term investments, short-term liabilities and other working capital items other than inventory) are principally determined by management based upon the present value of the expected cash flows from their realization, which do not materially differ from their carrying amount. The financial instruments are presented in the financial statements at their book value as at the balance sheet date, as the carrying amounts approximate their fair value due to short-term of maturity.

      G.    Cash equivalents

            The Group considers all highly liquid investments, which include short-term bank deposits with a maturity date of three months or less when purchased, that are not restricted as to withdrawal or use, to be cash equivalents.

      H.    Marketable securities

            Investments in trading securities, as defined in SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities", are presented at market value. The change in value of current investments in trading securities is included in the statement of operations.

      I.    Inventories

            Inventories are valued at the lower of cost or market value. Cost is determined as follows:

            Raw materials - by the moving average method.

            Work in process and finished products - on the basis of the manufacturing costs, which consist of raw materials and components using the FIFO basis, labor and other manufacturing overhead expenses at actual costs.

Organitech USA, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements

Note 2 - Summary of significant accounting policies (continued)

      J.    Deferred Income Taxes

            Deferred income taxes are provided for the difference between the tax and accounting bases of assets and liabilities based on the currently enacted tax rate. A valuation allowance in respect of deferred taxes is provided when it is more likely than not that all or part of the deferred tax asset will not be realized. The main temporary difference in respect to which deferred income taxes is provided for are as follows: employee benefits and rights, inventories and doubtful debt reserves, excess of book over tax depreciation and net operating losses carry forwards. Valuation allowance is established when it are more likely than not that all or portion of the deferred tax asset will not to be realized. The Company provides a valuation allowance to reduce deferred tax assets to their estimated realizable value.

      K.    Investment in affiliated companies

            Investments in unconsolidated affiliated companies are accounted for based upon the equity method. The carrying amount of such investments is determined upon the financial statements of these companies. Investment in unconsolidated affiliated companies in which the Company's holding in their share capital is less than 20% is accounted for on cost basis.

      L.    Employee rights upon retirement

            The Company has a defined benefit severance payment plan which substantially covers all of its employees. The cost associated with this benefit is accrued as earned by the employees. The benefit is based on an employee's years of service and most recent monthly salary. The Company periodically makes lump-sum cash payments to professionally managed pension funds. These contributions are accounted for as settlements of the accrued defined benefit severance obligation pursuant to SFAS No. 106 "Employers' Accounting for Postretirement Benefits Other Than Pensions" because such payments represent: (a) an irrevocable action, (b) relieves the Company of its primary responsibility for the defined benefit severance obligation, and (c) eliminates significant risks related to the obligation and the assets used to effect the settlement.

Organitech USA, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements

Note 2 - Summary of significant accounting policies (continued)

      M.    Fixed assets

            (1)   Fixed assets are stated at cost.

            (2) Depreciation is computed by the straight - line method over the estimated useful life of the assets. Annual rate of depreciation are as follows:

                                                                         %
                                                                      -------

                  Computers                                               33
                  Furniture and office equipment                           6
                  Other equipment                                       7-15
                  Communication equipment                               7-15
                  Motor vehicles                                          15

                  Leasehold improvements are amortized using the straight-line method over the period of the lease contract, provided that this period does not exceed the useful life of the asset.

            (3) Fixed assets not in use, held for resale, are stated at the lower of net cost or estimated realizable value.

            (4) Expenditures for maintenance and repairs are charged to expense as incurred, while renewals and betterment of a permanent nature are capitalized

      N.    Revenue recognition

            Revenue from sale of products is recognized when delivery of the product has accrued, title passed to the customer, provided that a signed documentation of the arrangement has been received (usually in the form of purchase order), the price to customers is fixed or determinable, collectability is reasonably assured and technical acceptance received from the customer. Usually installation requirements are not considered to be separated earnings process. Accordingly, revenue is recognized when installation is completed. The Company does not in normal course of business provides a right of return to its customers. If uncertainties exist, such as the granting to the customer of right of cancellation if the product is not technically acceptable, revenue is recognized when the uncertainties are resolved. For contracts with multiple obligations (e.g., deliverable and undeliverable products, service, installation and other services), revenue is allocated to each component of the contract based on objective evidence of its fair value, which is specific to the Company.

            For sale contracts with multiple obligations where evidence of fair value could not be achieved, revenue is recognized when the above criterions are met for all elements. In some cases, the Company grants customers with an evaluation period, usually several months, to evaluate the product prior to purchase. The Company does not recognize revenue from sales of products shipped to customers for evaluation until such products are actually purchased. Until purchased, these products are recorded as consignment inventory at the lower of cost or market. Contract service and maintenance revenue is recognized ratably over the term of the contract.

Organitech USA, Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements

Note 2 - Summary of significant accounting policies (continued)

      O.    Research and development costs, net

            Research and development costs expensed as incurred. Grants participation by third parties and the Government of Israel - Office of the Israeli Chief Scientist ("OCS") for approved projects are recorded as a reduction of expenses as the related cost is incurred.

      p.    Advertising cost

            Advertising costs expenses as incurred

      Q.    Allowance for doubtful accounts

            Provisions are made for doubtful debts on a specific basis, that in management's opinion, appropriately reflect the loss inherent in collection of the debts. Management based this provision on its assessment of the risk of the debt. This assessment involves reviewing, and relying on, information in its possession regarding the financial position of customers, the scope of their activities and evaluation of security the Company has received there from.

      R.    Impairment of long - lived assets

            The Company has implemented tests to measure the recoverability of its long-lived assets and long lived-assets to be disposed of, according to the guidelines set forth in SFAS No.144 issued by the Financial Accounting Standards Board "Accounting for the Impairment or Disposal of Long-Lived Assets".

            Based upon SFAS No. 144 guidelines, long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverable of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated. Impairment charges are recognized at the amount by which the carrying amount of an asset exceeds the fair value of the asset. SFAS No. 144 requires companies to separately report discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. Assets to be disposed of are reported at the lower of the carrying amount or the fair value less costs to sell.

      S.    Stock-based compensation

            The Company accounts for stock-based compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees" and complies with the disclosure provisions of Statement of SFAS No. 123, "Accounting for Stock-Based Compensation." Under APB 25, compensation expense is computed under the intrinsic value based method of accounting, to the extent that the fair value of the underlying shares on the date of grant exceeds the exercise price of the stock option. Compensation so computed is deferred and then recognized over the vesting period of the stock option.

            Compensation expense for variable plans is estimated at the date of grant on the basis of assumptions as to the final number of shares and exercise price. The compensation cost to both fixed and variable plans is recorded over the period the employee performs the service to which the stock compensation relates.

            The Company applies SFAS No. 123 in accounting for warrants granted to non-employees - under SFAS No. 123, these equity transactions are accounted for, based upon the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. The value of the equity instruments is calculated under a fair value based method of accounting, using the Black - Scholes option-pricing model.

Organitech USA, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements

Note 2 - Summary of significant accounting policies (continued)

      T.    Loss per share

            Basic and diluted loss per ordinary share is presented in conformity with SFAS No.128, "Earnings Per Share" for all periods presented. Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted loss per share reflects the effect of common shares issued upon exercise of stock options. However, all outstanding stock options have been excluded from the calculation of the diluted loss per ordinary share because all such securities are anti-dilutive or each of the periods presented.

      U.    Comprehensive income

            The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income". SFAS No.130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. There was no difference between the Company's net loss and its total comprehensive loss for the years ended December 31, 2002 and 2001, the Company has no accumulated other comprehensive income or loss as of December 31, 2002 and 2001.

      V.    Recently issued accounting pronouncements in the United States

            (1)   SFAS No. 143

                  In July 2001, the Financial Accounting Standards Board issued SFAS No. 143, "Accounting for Asset Retirement Obligations". SFAS No. 143 prescribes the accounting for retirement obligations associated with tangible long-lived assets, including the timing of liability recognition and initial measurement of the liability. SFAS No. 143 requires that an asset retirement cost should be capitalized as part of the cost of the related long-lived asset and subsequently allocated to expense using a systematic and rational method. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002 (January 1, 2003 for the Company). The Company does not expect the adoption of SFAS No. 143 to have material effect on its financial statements.

            (2)   SFAS No. 145

                  In April 2002, the Financial Accounting Standards Board issued SFAS No. 145, "Revision of Statements No. 4, 44 and 64, Amendment of Statement No. 13, and Technical Connections". Among other amendments and rescissions, SFAS No.145 eliminates the requirement that gains and losses from the extinguishment of debt be aggregated and, if material classified as an extraordinary item, net of the related income tax effect, unless such gains and losses meet the criteria in paragraph 20 of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operation - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions". SFAS No. 145 is partially effective for transactions occurring after May 15, 2002 and partially effective for fiscal years beginning after May 15, 2002. The Company does not expect the adoption of this standard to have a material effect on its consolidated financial statements.

Organitech USA, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements

Note 2 - Summary of significant accounting policies (continued)

      V. Recently issued accounting pronouncements in the United States (continued)

            (3)   SFAS No. 146

                  In June 2002, the Financial Accounting Standards Board issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal activities". SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emergency Issue Task Force ("EITF") No. 94-3 "Liability Recognition for Certain Employee Termination Benefits and other Costs to Exit an Activity (including Certain Costs Incurred in a restructuring)". SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity to be recognized when the liability is incurred. Under EITF 94-3, a liability for an exit cost as generally defined in EITF 94-3 was recognized at the date of the commitment to an exit plan. SFAS No. 146 states that a commitment to a plan, by itself, does not create an obligation that meets the definition of a liability. Therefore, SFAS No. 146 eliminates the definition and requirements for recognition of exit costs in EITF 94-3. It also establishes that fair value is the objective for initial measurement of the liability. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31. 2002. The Company does not expect the adoption of this standard to have a material effect on its consolidated financial statements.

            (4)   FIN No. 45

                  In November 2002, the Financial Accounting Standards Board issued Interpretation FIN No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others". FIN 45 requires the guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. It also elaborates on the disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees that it has issued and to be made in regard of product warranties. As to the Company, no additional disclosures were made in these financial statements as a result of the FIN 45 disclosure requirements that are effective as from 2002.

                  Initial recognition and initial measurement provisions of this FIN are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The company does not expect the adoption of FIN 45 to have a material effect on its financial statements.

            (5)   FIN No. 46

                  In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46 "Consolidation of Variable Interest Entities" (FIN 46). Under this FIN entities are separated into two populations: (1) those for which voting interests are used to determine consolidation (this is the most common situation) and (2) those for which variable interests are used to determine consolidation. The FIN explains how to identify Variable Interest Entities -(VIE) and how to determine when a business enterprise should include the assets, liabilities, non-controlling interests, and results of activities of a VIE in its consolidated financial statements.

                  The FIN is effective as follows: for variable interests in variable interest entities created after January 31, 2003 the FIN shall apply immediately, for variable interests in variable interest entities created before that date, the FIN shall apply - for public entities - as of the beginning of the first interim or annual reporting period beginning after June 15, 2003.The Company does not expect the adoption of FIN 46 to have a material effect on its financial statements.

      W.    Reclassification

            Certain comparative figures have been reclassified to confirm with of current year presentation.

Organitech USA, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements

Note 3 - Cash and Cash equivalents

      Consist of:

                                                                                            December 31,
                                                                                 ----------------------------------
                                                                                     2002                2001
                                                                  Annual         -------------     ----------------
                                                               interest rate         U.S. $              U.S. $
                                                               -------------     -------------     ----------------
      Denominated in Israeli currency                                    --              5,753                9,856
      Denominated in other currencies (mainly the U.S.$)                 --             52,669              590,977
      Bank deposits in Israeli currency                             2.3-3.2                 --               19,496
                                                                                 -------------     ----------------

                                                                                        58,422              620,329
                                                                                 =============     ================

Note 4 - Short-term Investments

      Consist of:

                                                                                            December 31,
                                                                                 ----------------------------------
                                                                                     2002                2001
                                                                  Annual         -------------     ----------------
                                                               interest rate          U.S. $              U.S. $
                                                               -------------     -------------     ----------------
      Trading marketable securities                                                         --               36,528
      Bank deposits denominated in Israeli currency               3.3-6                     --              160,023
                                                                                 -------------     ----------------

                                                                                            --              196,551
                                                                                 =============     ================

Note 5 - Other accounts receivable

      Consist of:

                                                                                            December 31,
                                                                                 -----------------------------------
                                                                                     2002                2001
                                                                                 --------------    -----------------
                                                                                    U.S. $              U.S. $
                                                                                 --------------    -----------------
      Participation grants from the Singapore-Israel Industrial Research
      and Development Fund                                                              39,431                   --
      Government of Israel - Export encouragement Fund                                      --               25,947
      Participation grants from the Government of Israel - Chief
      Scientist                                                                        145,732                   --
      Value added tax                                                                   12,517               25,313
      Income tax authorities                                                             4,448                2,744
      Related parties                                                                   11,106               16,439
      Sundry                                                                               335                  722
                                                                                 --------------    -----------------

                                                                                       213,569               71,165
                                                                                 ==============    =================

Organitech USA, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements

Note 6 - Other assets

      On August 2000, Organitech Ltd. entered into an agreement with a lessor, whereby it leased 6 vehicles for a period of 44 months. Under the terms of the agreement, Organitech Ltd. was required to deposit U.S.$ 16,880 with the leasing company to guarantee its performance. This agreement was terminated during 2002.

Note 7 - Investment in affiliated company

      On December 2002, Organitech Ltd. and 2 other third parties have completed the foundation of 33.1/3% each Israeli joint venture in the name A.T.A Jordan Valley Ltd. ("ATA"). ATA will be engaged in the Agro-Technologies field within Israel, including distribution, sale and service of the Company's systems.

      Organitech Ltd. granted ATA, under certain conditions, exclusive agency rights within Israel for Company's systems. ATA plan to commence its operation during 2003. As of December 31, 2002, Organitech Ltd. has invested U.S.$ 7,927 as an equity investment in ATA.

Note 8 - Fixed Assets, Net

      Consist of:

                                                      December 31,
                                         --------------------------------------
                                              2002                  2001
                                         ---------------      -----------------
                                              U.S. $                U.S. $
                                         ---------------      -----------------

      Cost:

      Computers                                   55,572                 54,377
      Furniture and Office equipment               9,086                  8,316
      Other equipment                             37,310                 37,310
      Communication equipment                      8,261                  6,934
      Leaseholds Improvement                      16,569                 16,569
      Motor vehicles                              60,541                     --
                                         ---------------      -----------------

                                                 187,339                123,506
                                         ---------------      -----------------

      Accumulated depreciation:

      Computers                                   37,557                 19,457
      Furniture and Office equipment               1,144                    625
      Other equipment                             11,531                  8,459
      Communication equipment                      2,334                  1,254
      Leaseholds Improvement                       3,862                  2,199
      Motor vehicles                               2,277                     --
                                         ---------------      -----------------

                                                  58,705                 31,994
                                         ---------------      -----------------

      Net                                        128,634                 91,512
                                         ---------------      -----------------

      Base stock                                  13,587                 13,587
                                         ---------------      -----------------

                                                 142,221                105,099
                                         ===============      =================

Depreciation expenses amounted to U.S.$ 26,711, U.S.$ 22,137, U.S.$ 9,644 and U.S $ 58,705 for the years ended December 31, 2002, 2001 and 2000, and for the period from inception through December 31, 2002, respectively.

As to liens on fixed assets, see Note 14.

Organitech USA, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements

Note 9 - Trade accounts payable

      Consist of:

                                                                                December 31,
                                                                    -------------------------------------
                                                                         2002                  2001
                                                                    ---------------      ----------------
                                                                        U.S. $                U.S. $
                                                                    ---------------      ----------------
      Open accounts                                                          66,811               113,482
      Checks payable                                                         46,258                22,303
                                                                    ---------------      ----------------

                                                                            113,069               135,785
                                                                    ===============      ================

Note 10 - Other accounts payable and accrued liabilities

      Consist of:

                                                                                December 31,
                                                                    -------------------------------------
                                                                         2002                  2001
                                                                    ---------------      ----------------
                                                                        U.S. $                U.S. $
                                                                    ---------------      ----------------
      Employees and payroll - related institutions                           41,723                55,404
      Employee vacation pay                                                  15,865                21,053
      Accrued expenses                                                       83,952                46,866
      Sundry                                                                    531                    --
                                                                    ---------------      ----------------

                                                                            142,071               123,323
                                                                    ===============      ================

Note 11- Employee rights upon retirement

      A. Under the Israeli law and labor agreements, the group is required to make severance payments upon dismissal of an employee or upon termination of employment in certain other circumstances.

            The group's liability for severance pay for Israeli employees, based upon the number of years of service and the latest monthly salary, is covered mainly by deposits with recognized funds in the name of the employee and/or by purchase of insurance policies for which the group makes monthly payments.

      B. Severance pay expenses for the years ended December 31, 2002, 2001, and 2000 and for the period from inception through December 31, 2002 amounted to U.S.$ 33,376, U.S.$ 12,007, U.S.$ 17,111 and U.S $
            62,494, respectively.

Organitech USA, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements

Note 12 - Long-term loan

                                                                                                     December 31
                                                                                                        2002
                                                                                Annual             ---------------
                                                                             interest rate              U.S.$
                                                                             -------------         ---------------
      A.    Loan from financial institution in Israeli currency                      16.9                   56,473

            Less - current maturity                                                  16.9                   19,022
                                                                                                   ---------------

                                                                                                            37,451
                                                                                                   ===============

      B.    The aggregate maturities of long-term loan at December 31, 2002

            First year-current maturity                                                                     19,022
            Second year                                                                                     21,027
            Third year                                                                                      16,424
                                                                                                   ---------------

                                                                                                            56,473
                                                                                                   ===============

Note 13 - Contingencies, commitments and liens on assets

      A.    Royalty commitments under research and development programs

            (1) Organitech Ltd. is committed to pay royalties to the Israeli government on proceeds from the sales of products, which the Israeli government participated in their research and development by the way of grants. Under the terms of the Company's approved funding programs by the Israeli government
                  - Office of the Chief Scientist, royalty payments are computed on the portion of sales from such products at a rate 3% to 5%. The commitment to the Office of the Chief Scientist is limited to the amount of the received participation.

                  The terms of the Chief Scientist grants restrict Organitech Ltd.'s ability to manufacture products or transfer the technologies developed using these grants outside of Israel.

                  As of December 31, 2002, the balance of royalty bearing grants due by the Company to the Office of the Chief Scientist is U.S. $ 381,665.

            (2) In September 2001, Organitech Ltd. received an approval for Magnaton Research and Development program through the Office of the Israeli Chief Scientist ("OCS"). Magnaton program reflects a joint venture between Organitech Ltd. and the Weitzman Institute in order to develop new varieties of miniature tomatoes that can be adapted to the GrowTECH 2000 system.

                  The OCS participates in 66% of the research and development expenses incurred, subject to a maximum amount of approximately U.S.$ 78,000. As of December 31, 2002, Organitech Ltd. received from the OCS a payment of U.S.$ 71,153. Organitech Ltd. is committed to pay royalties to the Weitzman Institute up to 5% on sales of products developed with the grants participation of the Magnaton program.

Organitech USA, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements

Note 13 - Contingencies, commitments and liens on assets (continued)

      A.    Royalty commitments under research and development programs
            (continued)

            (3) In November 2001, Organitech Ltd. and third party -"Agronaut" received approval from the Singapore-Israel Industrial Research and Development ("SIIRD") for funding the development of an updated commercial version of the GrowTECH. SIIRD will participate in 50% of the research and development expenses incurred by Organitech Ltd. and Agronaut, limited to a maximum amount of U.S.$ 421,359. As of December 31, 2002 Organitech Ltd. has received U.S.$ 252,177 from SIIRD. Organitech Ltd., and Agronaut are committed to pay royalties to SIIRD ranging from 1.5% to 2.5% on sales of products developed with the grants participation of SIIRD. The commitment for royalty payments to SIIRD is limited to the amount of received participation.

      B.    Distribution agreement

            (1)   In Israel

                  In February 2000, Organitech Ltd. Signed a distribution agreement, whereby it granted Net Alim the exclusive right to market Organitech Ltd.'s GrowTECH platforms in Israel. Under the terms of the agreement, Net Alim agreed to purchase two GrowTECH platforms in consideration for U.S. $100,000. In March 2000, Organitech Ltd. Received an advance payment from Net Alim in an amount of U.S.$ 60,000. In July 2000, Organitech Ltd. Delivered the two GrowTECH platforms to Net Alim.

                  Organitech Ltd. And Net Alim negotiated certain claims of Net Alim concerning the GrowTECH platforms delivered and the distribution agreement. Management is of the opinion, based upon its legal advisor opinion that the Company's exposure in respect of these claims would not have material adverse effect, on the Company's financial statements.

            (2)   In Asia pacific

                  (a) On August 27, 2002, the Company and Agronaut singed a co-operation agreement, whereby the Company granted Agronaut exclusive rights to sell and distribute the Company's systems during 10 years within Singapore; and during 6 years within Korea, Taiwan and other countries within South East Asia, as well as, non exclusive distribution rights in the rest of Asia region. Pursuant to the co-operation agreement Agronaut is committed, in order to retain it's exclusive rights, to sale at least 6% out of the total worldwide sales of the Company.

                  (b) Pursuant to the co-operation agreement, the Company granted Agronaut with the option to purchase during eight months upon signing the co-operation agreement, 20 systems produced by the Company at cost price, provided that the Company complete full upgrading of 2 beta systems installed in Singapore within 2 month following signing the co-operation agreement.

Organitech USA, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements

Note 13 - Contingencies, commitments and liens on assets (continued)

      B.    Distribution agreement (continued)

            (2)   In Asia pacific (continued)

                  (c) Pursuant to the co-operation agreement, Agronaut will be entitled for its investment in marketing and distribution efforts during the first year of the co-operation agreement, evaluated by the parties to U.S.$ 800,000, subject to security purchase agreement to be signed by the parties, to a consideration of 800,000 shares of common stock to be issued by the Company and placed with escrow agent who will transfer such shares to Agronaut on a pro-rata quarterly bases during the first year of the corporation agreement.

                        As of the balance sheet date the parties have not yet signed the security purchase agreement and co-operation agreement has not yet been in affect. Therefore, the financial statements do not include the effect, if any, that may result from such security transaction.

                  (d) Pursuant to the co-operation agreement Agronaut was granted with option that was in effect two weeks following the date of the co-operation agreement, to purchase 3 systems of the Company for a consideration of U.S.$ 300,000, and to increase the consideration mentioned in (c) above by additional 300,000 shares of common stock of the Company.

                        As of the balance sheet date Agronaut did not execute this option and the financial statements do not include the effect, if any, which may result from the execution of such option.

      C. In July 2000, the Company signed a memorandum of understanding ("MOU") with a Singaporean company ("Agronaut"), whereby the Company committed to sell two beta version GrowTECH platforms ("GrowTECH platforms") in consideration for U.S.$ 50,000 each. The Company received an advance of U.S.$100,000 for two GrowTECH platforms, which were delivered during June 2001. The parties agreed upon the followings:

            (1) Experimental stage of the two GrowTECH platforms for six months commencing upon delivery.

            (2) Agronaut will be released from its obligations under MOU, should the GrowTECH platforms show unsatisfactory production capabilities, as agreed upon between the parties.

            (3) In the event that Agronaut is released from its obligation, the Company will return U.S.$75,000 to Agronaut upon respect of the two GrowTECH platforms.

            As of the balance sheet date the Company has not received the acceptance approval by Agronaut in respect of such two GrowTECH platforms.

Organitech USA, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements

Note 13 - Contingencies, commitments and liens on assets (continued)

      D. On December 1, 2001, the Company and Agronaut signed an agreement to incorporate, subject to obtaining sufficient government and/or private funding, a50-50 joint venture in Singapore with authorized share capital of 100,000 Singapore dollars to, be engaged in the Agro-Technologies field under the name of "Organitech Asia".

      E. On December 3, 2002, the Company entered into a three years collaboration agreement with Bio-Bee Biological Systems Ltd. ("Bio-Bee"), whereby Bio-Bee committed to provide agronomic service, technical and research and development assistance to the Company and/or Organitech Ltd. worth U.S. $ 100,000 per a year.

            In consideration to the services rendered under the collaboration agreement, Bio-Bee will be entitled to the following proceeds:

            (1) 100,000 shares of common stock of the Company at a price of U.S $1 per share of common stock, to be issued to Bio-Bee at three equal installments over three years, each at 60 days following the end of each year of service.

            (2) Royalty payments computed as 3% out of the revenues that will be generated by the Company from the miniature tomatoes project, for a period of 5 years commencing the date of the agreement, limited to amount accumulated to U.S. $ 300,000.

                  Pursuant to the agreement Bio-Bee can choose to convert its right for royalty payments for additional issuance of 395,000 shares of common stock of the Company; and the Company can choose to convert its liability for royalties to Bio-Bee for an issuance of its shares of common stock to Bio-Bee at 80% for the average market price of the Company's share of common stock at 90 days prior to date of conversion; for a value computed as 3% of royalties that will be received by Organitech Ltd. for the miniature tomatoes project.

            (3) Pursuant to the agreement the Company committed to grant Bio-Bee at the end of each year of service with the option to purchase 500,000 shares of common stock of the Company to be exercised at a period of 12 months following the date of grant. The exercise price under the option will be at 20% discount from the average market price of the Company's share of common stock during the 90 days preceding the exercise date of the option.

            (4) Pursuant to the agreement, Organitech Ltd. committed to purchase from Bio-Bee during the three years of the agreement, laboratories and other facilities services at annual value aggregated to U.S. $ 25,000.

            The agreement is subject to the approval of the Israeli Chief Scientist and to a signed securities purchase agreement by the parties. Both have not yet been achieved. Therefore, the financial statements do not include the effect, if any, that may resulted from the implementation of this agreement.

      F. On 2002, Organitech Ltd. executed its option for extension of its rental agreement of premises signed on 2000, for a period of one year commencing March 1, 2002. Minimum future payments due during 2003, under this rental agreement are U.S.$ 4,500.

Organitech USA, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements

Note 13 - Contingencies, commitments and liens on assets (continued)

      G. The Company is committed to indemnify its directors and executive officers to the extent permitted by law, in respect of any monetary obligation imposed in favor of third party and reasonable legal expenses expended or charge to any of them.

            The Company maintains a worldwide directors and officers insurance policy subject to the Israeli law and Jurisdiction, in management's opinion, all reasonable risks up to U.S.$ 2 million.

      H. On November 4, 2002, Organitech Ltd. and other third party have completed the foundation of 50% each Israeli joint venture in the name Hydrophonic greens Ltd. Hydrophonic greens Ltd. will purchase, exclusively from Organitech Ltd., equipment for Hydrophonic system growth, worth of approximately U.S.$ 50,000, and agronomic services, technical support and administrative services. Pursuant to the parties understanding Hydrophonic greens Ltd. will examine commercial options to market spices and founding at regional marketing centers.

Note 14 - Liabilities secured by lien on assets

      To secure the Company liability to third party financial institution, at the amount of U.S.$ 56,473 as of December 31, 2002, the Company pledged on behalf of the third party financial institution, with a first and fixed lien on 6 of the Company's vehicles, with depreciated cost of U.S.$ 58,364 at December 31, 2002.

Note 15 - Share Capital

      A. In July 1999, Organitech Ltd. sold 4,790,000 of its common shares at a price of approximately U.S.$ 0.00004 per share, for a consideration of U.S.$ 169.

      B. In October 1999, Organitech Ltd. sold 684,000 of its common shares at a price of approximately U.S.$ 0.03 per share, for a consideration of U.S.$ 21,000.

      C. In October 1999, Organitech Ltd. sold 489,000 of its common shares at a price of approximately U.S.$ 0.19 per share, for a consideration of U.S.$ 93,440.

      D. In April 2000, Organitech Ltd. sold 684,000 of its common shares at a price of approximately U.S.$ 0.08 per share, for a consideration of U.S.$ 55,544.

      E. In June 2000, Organitech Ltd. sold 853,000 of its preferred shares at a price of approximately U.S.$ 1.14 per preferred share, for a consideration of U.S.$ 973,000. After giving effect to the reverse acquisition, discussed in Note 1B, these preferred shares were cancelled ("the cancelled shares").

      F. In January 2001, The Company issued 7.5 million common shares in exchange for all of the outstanding ordinary shares of Organitech Ltd. not already owned by the Company. These 7.5 million shares are reflected in the share issuance mentioned in paragraph A-E above.

      G. On January 2001, The Company issued 4,453,000 shares common stock at the price of approximately U.S.$ 0.51 per share, for a consideration of U.S.$ 2,266,000. This share issuance net of the cancelled shares mentioned in E above, reflects the issuance executed by Organitech USA, Inc. to its shareholders during the period prior to the transaction described in Note 1B.

Organitech USA, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements

Note 15 - Share Capital (continued)

      H.    Treasury stock

            On October 2000, the Company issued 100,000 shares of common stock to an Organitech Ltd. consultant "(the consultant") according to a consulting agreement ("consultant agreement").

            In September 2001, the Company accepted the 100,000 shares of common stock of the Company from the consultant. Shortly thereafter the consulting agreement was terminated at the parties' mutual agreement.

      I.    Private placement

            On June 16, 2002, the Company entered into a private placement agreement with third party ("investor"), with respect to the issuance of 5,500,000 shares of common stock, at a price of U.S.$.
            0.363 per share, and granting to the investor options to purchase 188,179 shares of common stock at an exercise price of U.S.$ 0.0001 per share; and 46,242 shares of common stock at an exercise price of U.S.$ 1 per share; represent after giving effect to their issuance 33.1/3 % of the Company's outstanding share capital on a fully diluted basis.

            The Company and the investor, signed on amended schedule to the private placement agreement, whereby:

            (1) The aggregate proceed of U.S.$ 2 million shall be paid to the Company by the investor over a period of 25 months, commencing August 2002.

            (2) The Company shall issue to the investor shares of common stock on a pro-rata basis upon actual payments of the proceeds.

            (3) "Vote together" agreement was signed between the investor and the Company's president and shareholder of approximately 35% of the Company's share capital.

            (4) The investor will be entitled to be represented by a director in the Company's Board of Directors.

            (5) The investor will be entitled to management fees equivalent to the salary cost of the Company's CEO - approximately U.S$ 8,000 per month.

            On October 8, 2002 the Company delivered to an escrow agent 5,500,000 shares of the common stock to be registered on the name of the investor and transfer to the investor based upon actual payment of their purchase price.

            As of December 31, 2002, the investor transfer to the Company aggregated amount of U.S.$ 225,000 represents an applicable purchase price for 618,750 shares of common stock to be transferred to the investor by the escrow agent, out of which, as of the balance sheet date, the investor is entitled for 275,000 shares of common stock.

            The payments for January - March 2003 were not yet made by the investor.

      J. As to commitments for future share issuance pursuant to a distribution agreement for Asia Pacific, see Note 13 B (2).

      k. As to commitments under collaboration agreement for future shares of common stock issuance and option to purchase shares of common stock of the Company, see Note13E.

Organitech USA, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements

Note 15 - Share Capital (continued)

      L. The Company is committed under certain agreements to pay brokerage fees and commission with respect to certain services provided to the Company by third parties and a related party. As of December 31, 2002 the total aggregated commitment of the Company under such agreements is to issue 57,280 shares of common stock, out of which 9,280 shares to a related party.

            As of the balance sheet date the Company has not yet issued such shares.

            On April 10, 2003 subsequent to the balance sheet date, the Company's Board of Directors approved the issuance of 57,280 shares of common stock under such agreements. The number of shares of common stock and per share amounts included in the financial statements have been adjusted to reflect the effect of the above-mentioned resolution.

Note 16 - Stock Based Compensation

      A. On March 3, 1988, the Company adopted an incentive stock option plan for Company's executives and key employees. The Company has reserved 10,000,000 shares of common stock for issuance pursuant to this plan.

            On May 3, 2000, the Company registered with the U.S. Securities and Exchange Commission 1,000,000 of these shares on Form S-8.

            The incentive stock option plan provides that no option may be granted at an exercise price less than the fair market value of the common shares on the date of grant and no option can have a term in excess of ten years. As of December 31, 2002, no options have been granted pursuant to the plan.

      B. On December 23, 1999, Organitech Ltd. Board of Directors approved a stock compensation program with regard to one employee. The stock options granted under the program permits the employee to purchase 6,000 shares of common stock at an exercise price of NIS 0.01 per share of common stock. The options vest ratably over a four-year period ending in March 2003, and will expire in January 2006.

            The Company and the employee agreed to convert the option to purchase 6,000 Organitech Ltd. shares of common stock under this program, into 463,236 shares of common stock of the Company with an exercise price of U.S.$ 0.0001 per share of common stock.

            If compensation expense for stock options granted to employee under the Company's stock option plan has been determined based on the fair value at the date of grant, consistent with the method of SFAS No. 123, the Company's net loss would not have changed.

Organitech USA, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements

Note 16 - Stock Based Compensation (continued)

      B.    (continued)

            The fair value of each option granted is estimated on the date of grant, using the black - Scholes option pricing model with expected volatility of approximately 50% percent and using the following weighted average assumptions:

            (1)   Dividend yield of zero percent.

            (2)   Risk-free interest rate of 7%.

            (3) Expected lives of 5 years as of the date of grant for options, which were granted during 1999 and 2002.

            A summary of the status of the Company's stock option

                                                                                               December 31,
                                                                                     --------------------------------
                                                                                         2002               2001
                                                                                     -------------      -------------
                                                                                         Number of ordinary shares
                                                                                     --------------------------------
            Total number authorized                                                     10,000,000         10,000,000
            Total number granted                                                           697,657            463,236
                                                                                     -------------      -------------

            Available for granting                                                       9,302,343          9,536,764
                                                                                     =============      =============

            Exercised and paid for during the year                                              --                 --
                                                                                     =============      =============

            Details of options granted are as follows:

            Date of granting                   Number of options granted               Exercise price
            ------------------------------     ---------------------------------     ------------------
                                                                                           U.S. $
                                                                                     ------------------
            December 23, 1999                                           463,236                 0.0001

            June 16, 2002                                               188,179                 0.0001

            June 16, 2002                                                46,242                      1

      C. The Company is committed to grant stock options to certain key employees, subject to the approval of a new stock option plan by the shareholders of the Company, to purchase approximately 1.5 million shares of common stock at an exercise price range from U.S.$ 1 to U.S.$ 4 per share of common stock. A new plan has not yet been approved, and such future option grants is not expected to result in compensation to the grantees based upon current market value of Company's share.

Organitech USA, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements

Note 17 - Cost of sales

      Consist of:

                                                                  Year ended December 31,
                                                     --------------------------------------------------
                                                         2002              2001               2000            * Cumulative
                                                     -------------      -----------      --------------     -----------------
                                                        U.S. $            U.S. $             U.S. $              U.S. $
                                                     -------------      -----------      --------------     -----------------
                Payroll and related benefits                    --            4,000                  --                 4,000
                Materials and overhead                          --           16,567                  --                16,567
                                                     -------------      -----------      --------------     -----------------

                                                                --           20,567                  --                20,567
                                                     =============      ===========      ==============     =================

            *     Cumulative amounts from the Company's inception.

Note 18 - Research and Development Expenses, Net

      Consist of:

                                                              Year ended December 31,
                                                 --------------------------------------------------
                                                      2002              2001              2000            * Cumulative
                                                 --------------     ------------     --------------     -----------------
                                                     U.S. $            U.S. $            U.S. $              U.S. $
                                                 --------------     ------------     --------------     -----------------
            Payroll and related benefits                369,398          714,153            700,364             1,862,893
            Materials consumed                           37,582          136,813            303,468               485,217
            Equipment and component consumed             25,544           66,972             42,043               160,896
            Subcontractors                              136,262          118,811            122,580               399,011
            Overhead                                     25,835           11,074             20,492                63,041
            Patent                                       12,102            2,991             12,345                34,803
            Vehicle expenses                             34,677           52,060             26,625               113,362
            Depreciation                                 22,252           18,313              8,824                49,602
            Other                                        17,063           11,545             20,500                61,119
                                                 --------------     ------------     --------------     -----------------

                                                        680,715        1,132,732          1,257,241             3,229,944
                                                 --------------     ------------     --------------     -----------------

            Less-grants participation from:

            Office of the Israeli Chief
            Scientist                                   135,174            1,888            164,638               381,665
            Singapore-Israel Industrial
            Research and Development
            Fund                                        125,865          126,312                 --               252,177
            Office of the Israeli Chief
            Scientist - Magnaton                         51,373           19,780                 --                71,153
            Other                                            --           28,500                 --                30,479
                                                 --------------     ------------     --------------     -----------------

                                                        312,412          176,480            164,638               735,474
                                                 --------------     ------------     --------------     -----------------

                                                        368,303          956,252          1,092,603             2,494,470
                                                 ==============     ============     ==============     =================

            During 2002 and 2001, the Company's expenses for raw materials, equipment and expenses related to subcontractors were U.S.$ 199,388 and U.S.$ 322,596, which represents 29% and 28% of the Company's gross research and development expenses, respectively. The Company works with one main supplier, which is also a subcontractor, for raw materials. The purchases from this supplier represent 40% of the foregoing research and development expenses referenced above. The Company is not dependent on this supplier and believes that this supplier can be replaced without material effect to the Company's research and development capabilities.

            *     Cumulative amounts from the Company's inception.

Organitech USA, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements

Note 19 - Selling and marketing expenses, net

      Consist of:

                                                                  Year ended December 31,
                                                     --------------------------------------------------
                                                          2002              2001              2000            * Cumulative
                                                     --------------     ------------     --------------     -----------------
                                                         U.S. $            U.S. $            U.S. $              U.S. $
                                                     --------------     ------------     --------------     -----------------
                Payroll and related benefits                     --           25,706                 --                67,505
                Advertising and promotion                     3,275           88,218                 --                91,493
                Professional services                        80,441           28,934                 --                67,576
                Overseas travel                              16,281           24,451                 --                40,732
                Exhibitions                                      --           11,333                 --                11,333
                Other                                            --            6,774                 --                 6,774
                                                     --------------     ------------     --------------     -----------------

                                                             99,997          185,416                 --               285,413

                Less - grants participation from
                the Government of Israel- Export
                encouragement Fund (1)                           --           40,000                 --                40,000
                                                     --------------     ------------     --------------     -----------------

                                                             99,997          145,416                 --               245,413
                                                     ==============     ============     ==============     =================

            (1) In July 2001, the Fund for Export Encouragement of the Israeli Ministry of Industry and Trade ("FEE"), has agreed to participate in funding Organitech Ltd. marketing expenses incurred during 2001 based upon approved marketing plan, up to an amount of U.S.$ 40,000, subject to fulfillment of the FEE requirements and regulations.

                  As of December 31, 2002, Organitech Ltd. received the total amount of U.S.$ 40,000 grant participation by the FEE.

            *     Cumulative amounts from the Company's inception.

Note 20 - General and Administrative Expenses

      Consist of:

                                                                  Year ended December 31,
                                                        -------------------------------------------
                                                           2002            2001             2000          * Cumulative
                                                        ----------     ------------      ----------     -----------------
                                                          U.S. $          U.S. $           U.S. $            U.S. $
                                                        ----------     ------------      ----------     -----------------
            Payroll and related benefits                   187,495          263,995         211,668               663,158
            Professional services                           59,456          159,873           8,734               229,638
            Office expenses                                 18,496           26,866          11,531                58,170
            Overseas travel                                  6,002           28,605          23,488                58,095
            Vehicle expenses                                23,247           19,513          14,433                57,193
            Directors and officers insurance               111,328           50,260              --               161,588
            Depreciation                                     4,459            3,824             820                 9,103
            Rental and maintenance expenses                 33,637               --              --                33,637
            Other                                           13,002           73,194          53,220               139,416
                                                        ----------     ------------      ----------     -----------------

                                                           457,122          626,130         323,894             1,409,998
                                                        ==========     ============      ==========     =================

            *     Cumulative amounts from the Company's inception.

Organitech USA, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements

Note 21 - Financing expenses

      Consist of:

                                                                  Year ended December 31,
                                                        -------------------------------------------
                                                           2002            2001             2000          * Cumulative
                                                        ----------     ------------      ----------     -----------------
                                                          U.S. $          U.S. $           U.S. $            U.S. $
                                                        ----------     ------------      ----------     -----------------
            Financing income                              (65,150)         (50,527)        (17,273)             (134,066)
            Financing expenses                              88,537           23,108           7,420               120,697
            Loss from traded securities                      7,096               --              --                    --
                                                        ----------     ------------      ----------     -----------------
                                                            30,483         (27,419)         (9,853)              (13,369)
                                                        ==========     ============      ==========     =================

            *     Cumulative amounts from the Company's inception.

Note 22 - Other Expenses

      Expenses relate to offering of Company's shares in an aborted offering during the years ended December 31, 2002 and 2001- U.S.$ 12,000 and U.S.$ 20,000, respectively.

Note 23 - Income Taxes

      A. The Company is assessed for tax purposes, on an unconsolidated basis. The U.S. tax is computed on the basis of Organitech USA, Inc. results in U.S. Dollar determined for tax purposes. The Israeli tax is computed on the basis of Organitech Ltd. results in Israeli currency determined for tax purposes. The main differences between the results for tax and reporting purposes are: adjustment in respect of the inflation in Israel permanent differences.

      B.    Tax laws applicable to Organitech Ltd. In Israel

            a.    Taxation under inflationary conditions

                  The Company is assessed under the Income Tax Law (inflationary adjustments, 1985), the purpose of which is to prevent taxation on inflationary profits.

            b.    The Law for the Encouragement of Capital Investment, 1959

                  In April 2001, Organitech Ltd. was granted a status of an "Approved Enterprise" under the Israeli Law for the Encouragement of Capital Investments, 1959 as amended (the - "Law").

                  During the period of benefits, the income deriving from "Approved Enterprise" will be tax exempt for a period of ten years, commencing the first year the "Approved Enterprise" generates taxable income. Notwithstanding the foregoing, the period of benefits will expire in the year 2015.

                  In the event of distribution of cash dividends from income that was tax exempt, Organitech Ltd. would have to pay up to 25% tax in respect of the amount distributed.

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

Organitech USA, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements

Note 23 - Income Taxes (continued)

      C.    Net operating loss carry forwards

            (1) At December 31, 2002, for U.S. income tax purposes the Company had approximately U.S.$ 1,709 thousand (2001 -U.S.$ 1,192 thousand) of net operating loss carry forwards. Such net operating losses begin expiring in 2005.

            (2) At December 31, 2002, Organitech Ltd. had net operating loss carry forwards for Israeli tax purposes of approximately U.S.$ 3,613 thousands (December 31, 2001 -U.S.$ 2,911 thousands, December 31, 2000 - U.S.$ 1,153 thousands). These losses are indexed to changes in the Israeli Consumer Price Index pursuant to inflationary Adjustments Low, 1985. The net operating loss carry forwards are available to offset future taxable income, if any, for an indefinite period.

            (3)   See Note 2J and 23D in respect of deferred tax assets.

      D.    Deferred tax assets

            Significant components of the Company's deferred tax assets are as follows:

                                                                               December 31, 2002
                                                            -------------------------------------------------------
                                                                                 Non-current             Total
                                                               Current         ---------------      ---------------
                                                                U.S. $             U.S. $               U.S. $
                                                            --------------     ---------------      ---------------
            Short-term Provision for employee benefits             (1,868)                                  (1,868)
            Tax Loss Carry forwards                                                  1,742,225            1,742,225
            Long-term provision for employee benefits                                   18,243               18,243
                                                            --------------     ---------------      ---------------

            Total deferred tax assets                              (1,868)           1,760,468            1,758,600
            Less - Valuation allowance                             (1,868)           1,760,468            1,758,600
                                                            --------------     ---------------      ---------------

            Net deferred tax assets                                     --                  --                   --
                                                            ==============     ===============      ===============

                                                                               December 31, 2001
                                                            -------------------------------------------------------
                                                                                 Non-current             Total
                                                               Current         ---------------      ---------------
                                                                U.S. $             U.S. $               U.S. $
                                                            --------------     ---------------      ---------------
            Short-term Provision for employee benefits               7,579                                    7,579
            Tax Loss Carry forwards                                                  1,465,068            1,465,068
            Long-term provision for employee benefits                                    8,921                8,921
                                                            --------------     ---------------      ---------------

            Total deferred tax assets                                7,579           1,473,989            1,481,568
            Less - Valuation allowance                               7,579           1,473,989            1,481,568
                                                            --------------     ---------------      ---------------

            Net deferred tax assets                                     --                  --                   --
                                                            ==============     ===============      ===============

            Realization of deferred tax assets is depended on generating sufficient taxable income in the period that the deferred tax assets are realized. Based upon all available information and because the Company's lack of earnings history, deferred tax assets have been folly offset by a valuation allowance.

Organitech USA, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements

Note 23 - Income Taxes (continued)

      E.    Reconciliation of theoretical tax benefit to the actual tax benefit:

                                            --------------------------------------------------
                                                         Year ended December 31,
                                            --------------------------------------------------
                                                2002               2001              2000            * Cumulative
                                            -------------     --------------     -------------      ---------------
                                               U.S. $             U.S. $            U.S. $              U.S. $
                                            -------------     --------------     -------------      ---------------
            Loss before income taxes as
            reported in the statement of
            operations                          (967,905)        (1,708,326)       (1,406,644)          (4,163,555)
                                            =============     ==============     =============      ===============

            Theoretical tax on the above
            amount                              (348,446)          (614,997)         (506,392)          (1,498,880)

            Increase (decrease) in taxes
            resulting from permanent
            differences:

            Non-deductible  operating
            expenses                                1,992              2,176             1,140                5,294
            Differences in the basis of
            measurement for tax purposes
            and for financial reporting
            purposes and other                     69,422             39,079           (4,916)               97,340
                                            -------------     --------------     -------------      ---------------

                                                (277,032)          (573,742)         (510,168)          (1,396,246)

            Timing differences in respect
            of which valuation allowance
            were recorded against
            deferred tax asset:

            Expenses in respect of
            employees' liabilities                  (125)              (301)            16,090               16,375
            Loss for tax purposes in the
            current year                          277,157            687,556           386,222            1,379,871
            Payrolls on account of
            employees' options                         --          (113,513)           107,856                   --
                                            -------------     --------------     -------------      ---------------

                                                       --                 --                --                   --
                                            =============     ==============     =============      ===============

            *     Cumulative amounts from the Company's inception.

      F. The Company and an Organitech Ltd. have not been assessed for tax purposes since incorporation.

Organitech USA, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements

Note 24 - Transaction and Balances with Related Parties

            The Company conducts transactions in the ordinary course of business with related parties. Transactions and balances with related parties are disclosed in the Company's financial statements and the Notes thereto, see Notes 1B, 5, 7, 15 and 16.

            (1)   Balances with Related Parties

                                                                                         December 31,
                                                                             ------------------------------------
                                                                                  2002                 2001
                                                                             ---------------      ---------------
                                                                                 U.S. $               U.S. $
                                                                             ---------------      ---------------
            Other accounts receivable                                                 72,078               16,439
                                                                             ===============      ===============

            (2)   Transaction with Related Parties

                                                         Year ended December 31,
                                            --------------------------------------------------
                                                2002              2001              2000             * Cumulative
                                            -------------     ------------     ---------------      ---------------
                                               U.S. $            U.S. $            U.S. $               U.S. $
                                            -------------     ------------     ---------------      ---------------
            Compensation, payroll
            expenses and related benefits         303,830          242,947             142,660              546,342
                                            =============     ============     ===============      ===============

            Number of beneficiaries                     7                6                                       --
                                            =============     ============     ===============      ===============

            Overhead expenses                          --           16,492              20,492               42,624
                                            =============     ============     ===============      ===============

            Number of beneficiaries                    --                1                   1                   --
                                            =============     ============     ===============      ===============

            *     Cumulative amounts from the Company's inception.

Note 25 - Pro-forma information

            The following consolidated unaudited pro forma information gives effect to the business combination, described in Note 1B, as if it had occurred on January 1, 2000.

                                                                                  Year ended December 31,
                                                                 ---------------------------------------------------------
                                                                      2002                2001                 2000
                                                                 ----------------    ----------------     ----------------
                                                                      U.S. $              U.S. $               U.S. $
                                                                 ---------------------------------------------------------
                                                                                        Unaudited
                                                                 ---------------------------------------------------------
            Revenues                                                          --              32,620                   --
            Net loss                                                     967,905           1,708,326            4,236,923
            Net loss per share                                              0.09                0.16                 0.33
            Weighted average number of shares of common stock
            outstanding                                               11,034,375          10,757,595           10,896,295