Form 10QSB
period 2003-03-31
ORGANITECH USA INC
filed 2003-05-29
CIK 832810

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)

|x| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended March 31, 2003

|_|   TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE EXCHANGE ACT

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

               Industry Park Shaar Yokneam, Yokneam 20692, Israel
                    (Address of principal executive offices)

                                  972-4-9590515
                           (Issuer's telephone number)

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                    PROCEEDINGS DURING THE PRECEDING 5 YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

Yes |_| No |_|

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of March 31, 2003, this issuer had 16,500,000 shares of its common stock outstanding, including 5,500,000 shares of common stock that are being held in escrow pending the completion of a private placment transaction.

Transitional Small Business Disclosure Format (Check one): Yes |_| No |x|

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

                              ORGANITECH USA, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                             CONDENSED CONSOLIDATED
                          INTERIM FINANCIAL STATEMENTS
                              AS OF MARCH 31, 2003

                                   (UNAUDITED)

                              Organitech USA, Inc.
                          (A Development Stage Company)
               Condensed Consolidated Interim Financial Statements

                              as of March 31, 2003

                                   (Unaudited)

Table of Contents

                                                                           Page
                                                                           ----

Condensed Consolidated Interim Balance Sheets                                3

Condensed Consolidated Interim Statements of operations                      4

Condensed Consolidated Interim Statements of Cash Flows                     5-6

Notes to Condensed Consolidated Interim Financial Statements               7-15

                              Organitech USA, Inc.
                          (A Development Stage Company)
                  Condensed Consolidated Interim Balance Sheets

                                                            March 31,      March 31,     December 31,
                                                              2003            2002           2002
                                                           ----------      ---------     ------------
                                                           Unaudited       Unaudited       Audited
                                                           ----------      ---------     ------------
                                                             U.S. $          U.S. $         U.S. $
                                                           ----------      ---------     ------------
ASSETS

Current assets :

Cash and cash equivalents                                    54,339         392,996          58,422
Investments                                                   3,718          43,267              --
Other accounts receivable                                   169,651         117,222         213,569
Prepaid expenses                                              6,463          13,042           8,655
Raw material inventory                                       64,968          19,557          23,334
                                                            -------         -------         -------

                                                            299,139         586,084         303,980
                                                            -------         -------         -------

Other assets                                                     --          16,880              --
                                                            -------         -------         -------

Investment in A.T.A Jordan Valley Ltd.                        7,927              --           7,927
                                                            -------         -------         -------

Funds in respect of employee rights upon retirement          47,425              --          43,587
                                                            -------         -------         -------

Fixed assets, net                                           133,847         100,494         142,221
                                                            -------         -------         -------

                                                            488,338         703,458         497,715
                                                            =======         =======         =======

The accompanying notes are an integral part of the consolidated interim financial statements.

Date of approval of the financial statements: May 26, 2003


            /s/ Lior Hessel                                   /s/ Lior Hessel
-------------------------------------------                --------------------
    Chairman of the Board of Directors                           President

                              Organitech USA, Inc.
                          (A Development Stage Company)
                  Condensed Consolidated Interim Balance Sheets

LIABILITES AND SHAREHOLDERS' EQUTIY (CAPITAL DEFICIENCY)

                                                                      March 31,      March 31,      December 31,
                                                                       2003             2002             2002
                                                                     ----------      ----------     ------------
                                                                     Unaudited       Unaudited         Audited
                                                                     ----------      ----------      ----------
Current liabilities :                                                  U.S. $          U.S. $           U.S. $
                                                                     ----------      ----------      ----------
Banks credit and Current maturity of long-term loan                      64,847              --          19,022
Trade accounts payable                                                  178,299          51,274         113,069
Other accounts payable and accrued liabilities                          165,589         128,098         142,071
Deferred revenue                                                        135,000         135,000         135,000
                                                                     ----------      ----------      ----------

                                                                        543,735         314,372         409,162
                                                                     ----------      ----------      ----------

Long-term loan                                                           32,610              --          37,451
                                                                     ----------      ----------      ----------

Liability in respect of  employee rights upon retirement                102,521          23,233          94,263
                                                                     ----------      ----------      ----------

Contingencies, Commitments and liens on assets

Shareholders' equity (capital deficiency)

Preferred shares U.S.$ 0.10 par value, authorized - 10,000,000
shares as of December 31, 2002 and 2001                                      --              --              --
Common shares of U.S.$ 0.001 par value, authorized - 80,000,000 shares, issued and outstanding - 11,275,000 and 11,000,000 as of
December 31, 2002 and 2001, respectively                                 11,375          11,100          11,375
Additional paid in capital                                            4,116,227       3,398,017       4,116,227
Deferred stock-based compensation                                            --         446,166          (7,208)
Accumulated deficit during the development stage                     (4,318,130)     (3,489,430)     (4,163,555)
                                                                     ----------      ----------      ----------

Total shareholders' equity (capital deficiency)                        (190,528)        365,853         (43,161)
                                                                     ----------      ----------      ----------

                                                                        488,338         703,458         497,715
                                                                     ==========      ==========      ==========

The accompanying notes are an integral part of the consolidated interim financial statements.

                              Organitech USA, Inc.
                          (A Development Stage Company)
             Condensed Consolidated Interim Statements of Operations

                                                                                                  Amounts
                                                  Three months   Three months                   accumulated
                                                      ended          ended      Year ended       during the
                                                    March 31,      March 31,    December 31,    development
                                                      2003            2002          2002           stage
                                                   ----------     ----------     ----------     ----------
                                                   Unaudited       Unaudited      Audited        Unaudited
                                                   ----------     ----------     ----------     ----------
                                                     U.S. $         U.S. $          U.S. $         U.S. $
                                                   ----------     ----------     ----------     ----------
Revenue from sales of PhytoChamber                         --             --             --         32,620

Cost of sales                                              --             --             --         20,567
                                                   ----------     ----------     ----------     ----------

Gross profit                                               --             --             --         12,053

Research and development expenses, net                 91,431        116,254        368,303      2,585,901

Selling and marketing expenses                         11,014         15,114         99,997        256,427

General and administrative expenses                    49,779        152,245        457,122      1,459,777
                                                   ----------     ----------     ----------     ----------

Operating loss                                        152,224        283,613        925,422      4,290,052

Financing expenses (income), net                        2,352         10,167         30,483        (11,017)

Other expenses, net                                        --             --         12,000         39,096
                                                   ----------     ----------     ----------     ----------

Loss before income tax                                154,576        293,780        967,905      4,318,131

Income tax                                                 --             --             --             --
                                                   ----------     ----------     ----------     ----------

Net loss                                              154,576        293,780        967,905      4,318,131
                                                   ==========     ==========     ==========     ==========

Basic and diluted net loss
per common share                                         0.01           0.03           0.09
                                                   ==========     ==========     ==========

Weighted average number of common shares
outstanding used in basic and diluted loss per
share calculation                                  11,275,000     11,000,000     11,034,375
                                                   ==========     ==========     ==========

The accompanying notes are an integral part of the consolidated interim financial statements.

                              Organitech USA, Inc.
                          (A Development Stage Company)
             Condensed Consolidated Interim Statements of Cash Flows

                                                                                                                    Amounts
                                                                Three months    Three months                      accumulated
                                                                   ended           ended          Year ended      during the
                                                                  March 31,      March 31,       December 31,     development
                                                                    2003           2002              2002            stage
                                                                ------------    ------------     ------------     ----------
                                                                 Unaudited       Unaudited         Audited         Unaudited
                                                                  --------        --------        --------        ----------
                                                                   U.S. $          U.S. $           U.S. $          U.S. $
                                                                  --------        --------        --------        ----------
Cash flows used in operating activities:

Net loss for the period                                           (154,576)       (293,780)       (967,905)       (4,318,131)
                                                                  --------        --------        --------        ----------

Adjustments to reconcile net loss to net cash used in operating activities :

Amortization of deferred stock-based compensation                    7,208          19,837          47,948           481,485
Depreciation                                                         8,375           6,000          26,711            67,080
Liability for employee rights upon retirement                        8,258          (1,547)         30,031           102,521
Amounts assigned to issuance of warrants to service providers           --              --           2,116             2,116

Changes in assets and liabilities :

(Increase) decrease in other accounts receivable                    43,918         (46,057)       (142,404)         (169,651)
Decrease (Increase) in prepaid expenses                              2,192          23,810          28,197            (6,463)
Increase in raw material inventory                                 (41,634)         (7,749)        (11,526)          (64,968)
(Decrease) Increase in trade accounts payable                       65,230         (84,511)        (22,716)          178,299
Increase in other accounts payable                                  23,579           4,775          16,759           165,147
(Decrease) Increase in deferred income                                  --              --              --           135,000
                                                                  --------        --------        --------        ----------

Total adjustments                                                  117,126         (85,442)        (24,884)          890,566
                                                                  --------        --------        --------        ----------

Net cash used in operating activities                              (37,450)       (379,222)       (992,789)       (3,427,565)
                                                                  --------        --------        --------        ----------

Cash flows from investing activities :

Funds in respect of employee rights upon retirement                 (3,838)             --          (4,135)          (47,425)
Decrease (Increase) in short-term investments                       (3,718)        153,284         196,551            (3,718)
Investment in fixed assets                                              --          (1,395)        (63,833)         (200,926)
Investment in other assets                                              --              --          16,880                --
Investment in A.T.A Jordan Valley Ltd.                                  --              --          (7,927)           (7,927)
                                                                  --------        --------        --------        ----------
Net cash provided by (used in) investing activities                 (7,556)        151,889         137,536          (259,996)
                                                                  --------        --------        --------        ----------

Cash flows from financing activities :

Increase in Banks credit                                            45,116              --              --            45,116
Long-term loan                                                      (4,132)             --          56,473            52,341
Proceeds for future share issuance, net                                 --              --         134,884           134,884
Proceeds from issuance of shares,
net of issuance expenses                                                --              --         100,000         3,509,117
                                                                  --------        --------        --------        ----------

Net cash provided by financing activities                           40,984              --         291,357         3,741,458
                                                                  --------        --------        --------        ----------

The accompanying notes are an integral part of the consolidated interim financial statements.

                              Organitech USA, Inc.
                          (A Development Stage Company)
       Condensed Consolidated Interim Statements of Cash Flows - Continued

                                                                                                                Amounts
                                                          Three months    Three months                        accumulated
                                                             ended            ended        Year ended         during the
                                                           March 31,        March 31,     December 31,        development
                                                              2003            2002            2002               stage
                                                           ---------       ---------         -------           ---------
                                                           Unaudited       Unaudited         Audited           Unaudited
                                                             U.S. $          U.S. $           U.S. $             U.S. $
                                                            -------         --------         --------         ----------
Net cash used in operating activities                       (37,450)        (379,222)        (992,789)        (3,427,565)

Net cash (used in) provided by investing activities          (7,556)         151,889          137,536           (259,996)

Net cash provided by financing activities                    40,984               --          291,357          3,741,458

Effect of exchange rate changes on cash                         (61)              --            1,989                442
                                                            -------         --------         --------         ----------

Net (decrease) increase in cash and cash equivalents         (4,083)        (227,333)        (561,907)            54,339

Cash and cash equivalents at beginning of period             58,422          620,329          620,329                 --
                                                            -------         --------         --------         ----------

Cash and cash equivalents at end of
period                                                       54,339          392,996           58,422             54,339
                                                            =======         ========         ========         ==========

Supplementary disclosure of cash flow information :

Interest received, net                                        1,589            1,428            1,822
                                                            =======         ========         ========

Income tax paid, net                                             --             (142)          (2,491)
                                                            =======         ========         ========

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

      C. The Company has not generated material revenues from sales of the GrowTECH 2000 platform, and has incurred losses from operations at the amount of U.S$ 152,406, U.S.$ 293,780, U.S.$ 967,905 and U.S.$
            4,315,961 for the three-month periods ended March 31, 2003 and 2002, for the year ended December 31, 2002 and for the period from July 4, 1999 (inception) to March 31, 2003, respectively.

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

                              Organitech USA, Inc.
                          (A Development Stage Company)
     Notes to Condensed Unaudited Consolidated Interim Financial Statements

Note 2 - Basis of Presentation

      A. The accompanying unaudited interim consolidated financial statements as of March 31, 2003 and for the three month period then ended ("the Interim Financial Statements") were prepared in a condensed form in accordance with the instructions for Form 10-Q and, therefore, do not include all disclosures necessary for a complete presentation of financial condition, results of operations, cash flows and all the data and notes which are required when preparing annual financial statements, in conformity with generally accepted accounting principles

      B. The accounting principles used in the presentation of Interim Financial Statements are consistent with those principles used in the presentation of the latest annual financial statements. All significant accounting policies have been applied consistently with year ended December 31, 2002.

      C. The preparation of Interim Financial Statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation of the Interim Financial Statements have been included. The results of operations for the three-month period ended March 31, 2003, are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. The Interim Financial Statements should be read in conjunction with the Company's annual financial statements as of December 31, 2002 and for the year then ended and the accompanying notes thereto.

Note 3 - Loss Per Share

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

      On October 8, 2002 the Company delivered to an escrow agent 5,500,000 shares of the common stock to be registered on the name of the investor and transfer to the investor based upon actual payment of their purchase price. As of March 31, 2003, the investor transfer to the Company aggregated amount of U.S.$ 225,000 represents an applicable purchase price for 618,750 shares of common stock to be transferred to the investor by the escrow agent, out of which, as of the balance sheet date, the investor is entitled for 275,000 shares of common stock. The payments for January - April 2003 were not yet made by the investor.

Note 5 - Contingencies, commitments and liens on assets

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

                  The terms of the Chief Scientist grants restrict Organitech LTD's ability to manufacture products or transfer the technologies developed using these grants outside of Israel.

                  As of March 31, 2003, the balance of royalty bearing grants due by the Company to the Office of the Chief Scientist is U.S. $ 381,665.

                              Organitech USA, Inc.
                          (A Development Stage Company)
     Notes to Condensed Unaudited Consolidated Interim Financial Statements

Note 5 - Contingencies, commitments and liens on assets (continued)

      A.    Royalty commitments under research and development programs
            (continued)

            (2) In September 2001, Organitech Ltd. received an approval for Magnaton Research and Development program through the Office of the Israeli Chief Scientist ("OCS"). Magnaton program reflects a joint venture between Organitech Ltd. and the Weitzman Institute in order to develop new varieties of miniature tomatoes that can be adapted to the GrowTECH 2000 system. The OCS participates in 66% of the research and development expenses incurred subject to a maximum amount of approximately U.S.$ 78,000. As of March 31, 2003, Organitech Ltd. received from the OCS a payment of U.S.$ 71,153. Organitech Ltd. is committed to pay royalties to the Weitzman Institute up to 5% on sales of products developed with the grants participation of the Magnaton program.

            (3) In November 2001, Organitech Ltd. and third party -"Agronaut" received approval from the Singapore-Israel Industrial Research and Development ("SIIRD") for funding the development of an updated commercial version of the GrowTECH. SIIRD will participate in 40% of the research and development expenses incurred by Organitech Ltd. and Agronaut, limited to a maximum amount of U.S.$ 421,359. As of March 31, 2003 Organitech Ltd. has received U.S.$ 291,376 from SIIRD. Organitech Ltd., and Agronaut are committed to pay royalties to SIIRD ranging from 1.5% to 2.5% on sales of products developed with the grants participation of SIIRD. The commitment for royalty payments to SIIRD is limited to the amount of received participation.

      B.    Distribution agreement

            (1)   In Israel

                  In February 2000, Organitech Ltd. Signed a distribution agreement, whereby it granted Net Alim the exclusive right to market Organitech LTD's GrowTECH platforms in Israel. Under the terms of the agreement, Net Alim agreed to purchase two GrowTECH platforms in consideration for U.S. $100,000. In March 2000, Organitech Ltd. Received an advance payment from Net Alim in an amount of U.S.$ 60,000. In July 2000, Organitech Ltd. Delivered the two GrowTECH platforms to Net Alim.

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

                              Organitech USA, Inc.
                          (A Development Stage Company)
     Notes to Condensed Unaudited Consolidated Interim Financial Statements

Note 5 - Contingencies, commitments and liens on assets (continued)

      B.    Distribution agreement

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

Note 5 - Contingencies, commitments and liens on assets (continued)

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

            (3) In the event that Agronaut is released from its obligation, the Company will return U.S.$ 75,000 to Agronaut upon respect of the two GrowTECH platforms.

            As of the balance sheet date the Company has not received the acceptance approval by Agronaut in respect of such two GrowTECH platforms.

      D. On December 1, 2001, the Company and Agronaut signed an agreement to incorporate, subject to obtaining sufficient government and/or private funding, a 50-50 joint venture in Singapore with authorized share capital of 100,000 Singapore dollars to, be engaged in the Agro-Technologies field under the name of "Organitech Asia".

      E. On December 31, 2002, Organitech Ltd. and Ocean Culture Ltd. a Company controlled by lior Hessel - stock holder of the Company, entered into an agreement whereby, Organitech Ltd. will develop a prototype of the GrowTECH platform for Ocean Culture at a consideration of U.S.$ 15,000 in cash and U.S.$ 35,000 to be paid by the issuance of 15,272 shares of Ocean Culture, consisting, following the issuance of such shares, 18% out of the outstanding issued share capital of Ocean Culture. As of the balance sheet date the Company have received U.S.$ 5,000 down payment by Ocean Culture Ltd.

                              Organitech USA, Inc.
                          (A Development Stage Company)
     Notes to Condensed Unaudited Consolidated Interim Financial Statements

Note 5 - Contingencies, commitments and liens on assets (continued)

      F. On December 3, 2002, the Company entered into a three years collaboration agreement with Bio-Bee Biological Systems Ltd. ("Bio-Bee"), whereby Bio-Bee committed to provide agronomic service, technical and research and development assistance to the Company and/or Organitech Ltd. worth U.S. $ 100,000 per a year. In consideration to the services rendered under the collaboration agreement, Bio-Bee will be entitled to the following proceeds:

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

            In May 8, 2003 the agreement was terminated upon the consent of both parties, and Bio-Bee waved for any demand for proceed on services rendered to the Company.

      G. On 2002, Organitech Ltd. executed its option for extension of its rental agreement of premises signed on 2000, for a period of one year commencing March 1, 2002. Minimum future payments due during 2003, under this rental agreement are U.S.$ 4,500. On 2003, Organitech Ltd. signed an rental agreement in Yokneam minimum future payments due during 2003, under this rental agreement are U.S.$ 4,350 .

                              Organitech USA, Inc.
                          (A Development Stage Company)
     Notes to Condensed Unaudited Consolidated Interim Financial Statements

Note 5 - Contingencies, commitments and liens on assets (continued)

      H. The Company maintains a worldwide directors and officers insurance policy that cover, subject to the Israeli law and Jurisdiction, in management's opinion, all reasonable risks up to U.S.$ 2 million. This insurance policy is for a period of one year ended May 2003, with annual cost of premium to the Company of approximately U.S.$ 131,000, see note 1C.

      I. On November 4, 2002, Organitech Ltd. and other third party have completed the foundation of 50% each Israeli joint venture in the name Hydrophonic greens Ltd. Hydrophonic greens Ltd. will purchase, exclusively from Organitech Ltd., equipment for Hydrophonic system growth, worth of approximately U.S.$ 50,000, and agronomic services, technical support and administrative services. Pursuant to the parties understanding Hydrophonic greens Ltd. will examine commercial options to market spices and founding at regional marketing centers.

Note 6 - Investment in affiliated company

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

      As of March 31, 2003, Organitech Ltd. has invested U.S.$ 7,927 as an equity investment in ATA.

Item 2. Management's Discussions and Analysis

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

Our core business is conducted primarily through our wholly-owned subsidiary OrganiTech Ltd., a company organized under the laws of Israel (hereinafter, "OrganiTech"). OrganiTech develops technologies, platforms, and applied engineering solutions that cost effectively and completely automate the method by which many foods, plants, and extracts are cultivated. Since OrganiTech's formation, it has been developing its first proprietary solution, the GrowTECH 2000(TM) ("GrowTech"), which is a low input-high output, self-contained, portable, robotic, sustainable agricultural platform designed to automatically seed, transplant and harvest commercial quantities of hydroponic, pesticide free, green leaf vegetables. OrganiTech has received a U.S. patent for the GrowTech, which we believe will provide OrganiTech with a strong advantage over its competitors and enable OrganiTech to increase its research and development efforts of integrating the technologies of the GrowTech into new platforms. OrganiTech recently commenced the commercial launch and initial sales of a new line of its products, PhytoChamber(TM). PhytoChamber is a two-chambered, cost-effective platform that maximizes growth conditions for certain plants used by biotechnology researchers.

GROWTECH-3000

The Company is researching new application for the GrowTech platforms both in the agro field and in the Ag-Bio. A most interesting application, still to be commercially proven, is tissue culture propagation or more specifically the acclimatization of tissue culture matter. The propagation of tissue culture is the method used in many plants such as strawberries, bananas, tobacco and many other houseplants and other plants. The machine used for this application is called the GROWTECH-3000.

GROWTECH-4000

The Company has also developed a machine to answer market demand in the field of growth platforms for potted products, including the significant market of home plants. The machine that has the ability to provide a cheap and quality solution is called the GROWTECH-4000.

The GT-2000, GT-3000 and GT-4000, all have a horizontal version GT-X500 that is more suitable for geographical areas that can use a significant supply of sunlight throughout the year. This will enable the Company to market its products in these countries as well and not be limited to difficult climate countries only

We intend to focus the majority of our financial resources over the next 12 months on OrganiTech, which is endeavoring, among other things, to complete development of the different versions of GrowTech machines and increase the marketing efforts related thereof. The primary research and development goals of OrganiTech over the next 12 months are to:

|_|   Develop a commercially viable cultivation platform for green leaf plants;

|_| Continue research on the development of new platforms by migration of its existing technologies to new applications;

|_| Improve the operational characteristics of the GrowTech and the PhytoChamber;

|_|   Research new potential markets and opportunities.

Additionally, we plan to increase OrganiTech's involvement with its business activities in Singapore through the development of an updated commercial version of the GrowTech which is adaptable to the needs of the Southeast Asian market. In order to fund this activity in Singapore, OrganiTech and a Singaporean company have received approval for financing from the Singapore-Israel Industrial Research and Development Foundation ("SIIRDF"). SIIRDF will fund 40% of the research and development expenses incurred in connection with the development of a commercial version of the GrowTech, up to a maximum amount of U.S.$421,359. OrganiTech has received final approval from the SIIRDF for the funding project.

OrganiTech, together with the Singaporean company, will be obligated to pay royalties to SIIRDF ranging from 1.5% to 2.5% on sales of products developed with the funding from the SIIRDF. The amount of royalties payable to the SIIRDF shall not exceed the amount of funding from the SIIRDF. In March 2003, OrganiTech received U.S.$39,200 from SIIRDF. During 2003, the Company expects to receive an additional $60,000.

OrganiTech is also planning on increasing its involvement with its business activities in Europe and North America. OrganiTech is currently negotiating with third parties to establish beta site farms in Europe and North America.

On June 16, 2002, the Company entered into a Securities Purchase Agreement with B.L.M N.V. ("BLM"), with respect to the issuance of 5,500,000 common shares, at a price of U.S.$ 0.363 each and granting to BLM options to purchase 188,179 common shares at an exercise price of U.S.$.0001 per share and 46,242 common shares at an exercise price of U.S.$1 per share, representing 33.1/3% of the Company's issued share capital on a fully diluted basis.

The Company and BLM signed an amended schedule to the Securities Purchase Agreement whereby:

      1. The total proceed U.S.$ 2 million shall be paid to the Company over a period of 25 months, commencing August 2002.

      2. The Company shall issue to BLM common shares on a pro-rata basis upon actual payments of the procedure.

      3. "Vote together" agreement was signed between BLM and the Company's president and shareholder of approximately 35% of the Company's share capital.

      4. BLM will be entitled to be represented by a director in the Company's Board of Directors.

      5. BLM will be entitled to management fees equivalent to the salary cost of the Company's Chief Financial Officer - approximately U.S$ 8,000 per month.

On October 8, 2002 the Company delivered to an escrow agent 5,500,000 shares of the common stock to be registered on the name of BLM and transfered to BLM based upon actual payment of their purchase price.

As of March 31, 2003, BLM transfered to the Company the aggregated amount of U.S.$ 225,000 representing an applicable purchase price for 618,750 shares of common stock to be transferred to BLM by the escrow agent, out of which, as of the balance sheet date, BLM is entitled for 275,000 shares of common stock.

The payments for January 2003 to April 2003 have not yet been made by BLM. Currently, BLM is trying to renegotiate the purchase price of the remaining shares agreed to be purchased by BLM under the Securities Purchase Agreement.

The Company is currently evaluating funding alternatives. Although in April 2002 the management decided on reduction of the Company's burn rate by the dismissal of 60% of the employees and by reducing other expenses, due to the Securities Purchase Agreement with BLM, the Company is planning to hire new employees in the R& D and marketing areas.

On September 2002, the Company entered into a cooporation with a major grower and exporter of herbs to Europe (hereinafter - "the partner").

OrganiTech has signed an agency agreement with A.T.A. Nehar Hayarden LTD. ("Nehar Hayarden"), a company that is 33.3% owned by OrganiTech. The agency agreement grants Nehar Hayarden with the exclusive rights to sell OrganiTech's machines in Israel.

Nehar Hayarden had signed an agreement for the supplying of one Growtech 2500 machine in Eilat, Israel, to be fully produced and installed by OrganiTech during the third quarter of 2003.

On December 3, 2002, the Company entered into a three-year collaboration agreement with Bio-Bee Biological Systems Ltd. ("Bio-Bee"), whereby Bio-Bee committed to provide agronomic service, technical and research and development assistance to the Company and/or OrganiTech worth U.S.$ 100,000 per a year.

In consideration to the services rendered under the collaboration agreement, Bio-Bee will be entitled to the following proceeds:

      (1) 100,000 shares of common stock of the Company at a price of U.S.$1 per share of common stock, to be issued to Bio-Bee at three equal installments over three years, each at 60 days following the end of each year of service.

      (2) Royalty payments computed as 3% out of the revenues that will be generated by the Company from the miniature tomatoes project, for a period of 5 years commencing the date of the agreement, limited to amount accumulated to U.S.$ 300,000. Pursuant to the agreement Bio-Bee can choose to convert its right for royalty payments for additional issuance of 395,000 shares of common stock of the Company; and the Company can choose to convert its obligations for royalties to Bio-Bee for an issuance of its shares of common stock to Bio-Bee at 80% for the average market price of the Company's share of common stock at 90 days prior to date of conversion; for a value computed at 3% of royalties that will be received by OrganiTech for the miniature tomatoes project.

      (3) Pursuant to the agreement, the Company committed to grant Bio-Bee, at the end of each year of service, options to purchase 500,000 shares of common stock of the Company exercisable for a period of 12 months following the date of grant. The exercise price under the option will be at a 20% discount from the average market price of the Company's share of common stock during the 90 days preceding the exercise date of the option.

      (4) Pursuant to the agreement, OrganiTech committed to purchase from Bio-Bee, during the three years of the agreement, laboratories and other facilities services at annual value aggregated to U.S.$ 25,000.

On May 8, 2003, OrganiTech and Bio-Bee decided to terminate the collaboration agreement between them. It is concluded that no shares will be issued to Bio-Bee upon termination of the agreement, and the parties will part in good will.

On December 31, 2002, OrganiTech and Ocean Culture Ltd. ("Ocean Culture"), a company controlled by Lior Hessel (a controlling shareholder of the Company), entered into an agreement whereby OrganiTech will develop a prototype of the GrowTECH platform for Ocean Culture at a consideration of U.S.$ 15,000 in cash and U.S.$ 35,000 to be paid by the issuance of 15,272 shares of Ocean Culture, consisting, following the issuance of such shares, 18% out of the outstanding issued share capital of Ocean Culture.

As of the date of this report, the Company has received U.S.$ 5,000 down payment by Ocean Culture. A first batch of propagated tissue cultures was supplied to a major plant grower and distributor in Israel. OrganiTech hopes to use this milestone as a jumping board to our GROWTECH 3000 machines.

As a part of an on-going process, OrganiTech has been making an effort to make its products both easier and cheaper to manufacture and use. Technical improvements have been made so the reliability of the machines is now higher than ever. OrganiTech's and our success, as well as our future operational and developmental requirements, will depend upon numerous factors, including:

|_| the progress of our and OrganiTech's research activities;

|_| the number and scope of our and OrganiTech's research programs;

|_| the establishment of additional beta site farms in other key markets apart from Singapore, such as in Europe and North America;

|_| the progress of our and OrganiTech's development activities;

|_| our and OrganiTech's ability to maintain current research and development programs;

|_| the costs involved in prosecuting and enforcing patent claims and other intellectual property rights; and

|_| the costs and timing of regulatory approvals.

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

Item 3. Controls and Procedures

Within 90 days prior to the date of the filing of this report, OrganiTech's Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness of OrganiTech's disclosure controls and procedures (as defined in Securities Exchange Act Rule 13a-14(c)).

Based upon that evaluation, such officers concluded that, as of the date of such evaluation, OrganiTech's disclosure controls and procedures are adequate and designed to ensure that material information relating to OrganiTech and its consolidated subsidiaries would be made known to them by others within those entities.

There were no significant changes in OrganiTech's internal controls or, to the knowledge of OrganiTech, in other factors that could significantly affect these controls subsequent to the date of their evaluation.

                           PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.

(a)   Exhibits

      99.1  Section 906 Certification of the Company's Chief Executive Officer

      99.2  Section 906 Certification of the Company's Chief Financial Officer

(b)   Reports on Form 8-K.

      None filed during the first fiscal quarter of 2003.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          ORGANITECH USA, INC.


Date:  May 26, 2003                       /s/ Lior Hessel
                                          --------------------------------------
                                          Lior Hessel
                                          President and Chief  Executive Officer


Dated: May 26, 2003                       /s/ Doron Shachar
                                          --------------------------------------
                                          Doron Shachar
                                          Secretary and
                                          Acting Chief Executive Officer

                                 CERTIFICATIONS

I, Lior Hessel, Chief Executive Officer, certify that:

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

      B. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      C. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

      A. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      B. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 26, 2003


                                           /s/ Lior Hessel
                                           -------------------------------------
                                           Lior Hessel
                                           President and Chief Executive Officer

                                 CERTIFICATIONS

I, Doron Shachar, Acting Chief Financial Officer, certify that:

1. I have reviewed this quarterly report on Form 10-KSB of OrganiTech USA, Inc.;

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

      B. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      C. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

      A. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      B. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 26, 2003


                                                  /s/ Doron Shachar
                                                  ------------------------------
                                                  Doron Shachar, Adv.
                                                  Acting Chief Financial Officer