Form 10QSB/A
period 2003-03-31
ORGANITECH USA INC
filed 2003-06-04
CIK 832810

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB/A

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

                                          ORGANITECH USA, INC.


Date:  June 4, 2003                       /s/ Lior Hessel
                                          --------------------------------------
                                          Lior Hessel
                                          President and Chief  Executive Officer


Dated: June 4, 2003                       /s/ Doron Shachar
                                          --------------------------------------
                                          Doron Shachar
                                          Secretary and
                                          Acting Chief Executive Officer

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