Form 10KSB/A
period 2002-12-31
ORGANITECH USA INC
filed 2003-07-29
CIK 832810

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

                    Yoqneam Industrial Area, Yoqneam, Israel
                       P.O. Box 133, Nesher 36601, Israel
                    (Address of principal executive offices)
                                  972-4-9590515
                           (Issuer's telephone number)

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

The aggregate market value of the registrant's voting and non-voting common equity held by non-affiliates of the registrant as of March 28, 2003 was $1,400,000 based upon the average of the bid and asked price of such common stock.

As of March 28, 2003, the issuer had 16,500,000 shares of its common stock outstanding, including 5,500,000 shares of common stock that were being held in escrow pending the completion of a private placement transaction.

Transitional Small Business Format: Yes |_| No |X|

Documents incorporated by reference: None

                                Introductory Note

In accordance with instruction E(3) to Form 10-KSB, OrganiTECH USA, Inc. is amending its Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on April 15, 2003 to provide information under Part III thereof.

                                    PART III

Item 9: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT; COMPLIANCE WITH
SECTION 16(a) OF THE EXCHANGE ACT

The following table sets forth certain information as of March 28, 2003 regarding each of the directors and executive officers of the Company:

Name (1)             Age        Position
----------------------------------------------------------
Lior Hessel          34         Chief Executive Officer,
                                President and Director

Arie Keidan          56         Director

Samuel Hessel        56         Director

Ohad Hessel          32         Director, and Vice President of Operations

Doron Shachar        34         Secretary and acting Chief
                                Financial Officer

(1) Unless otherwise noted, the address of each of the directors and officers of the Company is P.O. Box 133, 30 Narkisim St., Nesher, Israel 36601.

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

Mr Arie Keidan. Mr. Keidan has been a member of the Board of Directors of the Company since August 2002. Mr. Keidan has more than 30 years of experience in the banking and finance management in Israel. Mr. Keidan was the Finance Officer of American-Israel Paper Mills Ltd., throughout the 1970's, a manager of real estate investments for Migdal Insurance Company, and Bank Leumi Leisrael, and recently a manager of all real estate development of Shikun Vebinui, a major Israeli company.

Mr. Samuel Hessel. Mr. Hessel has been a member of the Board of Directors of the Company since January 2001. Mr. Hessel has more than 30 years of experience in technology development, product marketing and administrative management in Israel and abroad. For the past 8 years, Mr. Hessel has been a consultant for Metal-Tek and other industrial high technology companies where his duties have included international marketing, quality management systems, environmental management systems and materials technology. Mr. Hessel started his career as a Chief Metallurgist and Technical Manager in Iscar, Israel 30 years ago. Mr. Hessel is the father of Lior Hessel, the Company's Chief Executive Officer and President of Organitech, and Ohad Hessel, a director of the Company.

Mr. Ohad Hessel. Mr. Hessel had been the Vice President of Operations and has been a director of the Company since January 2001. Mr. Hessel earned a degree in industrial management engineering from ORT College in Israel and has completed additional studies in international executive management both in the United States and Israel. From 1993 to 1999, Mr. Hessel served as Executive Vice President of the Northern Region for D.G. Pizza. Mr. Hessel is the brother of Lior Hessel, the Chief Executive Officer of the Company and President of Organitech and son of Samuel Hessel, a director of the Company. On April 30th Mr. Hessel has finished his job as V.P. of Operations in OrganiTECH.

Mr. Doron Shachar, Adv. Mr. Shachar has been the secretary of the Company since June 2002, and is the Acting Chief Financial Officer of the Company from July 2002. Prior to joining the Company, Mr. Shachar had been working as a lawyer in two major law firms in Haifa, for a total of almost five years. Mr. Shachar has been a lecturer for law students and practicing postgraduates for four years both in labor law and in professional ethics. Mr. Shachar holds a Law degree from Tel Aviv University, and is currently finishing his MBA studies in the University of Haifa.

The Company currently does not have any Board-approved committees.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires the Company's executive officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Commission. Specific due dates for these reports have been established, and the Company is required to report in this Form 10-KSB any failure to file reports by these dates during fiscal 2002. To the Company's knowledge, each of the Company's executive officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities has filed the required report, but did not do so until after the specific due dates.

Item 10. EXECUTIVE COMPENSATION

The following table shows executive compensation for the Chief Executive Officer and those other most highly compensated executive officers for the fiscal years ended 2002, 2001 and 2000.

Summary Compensation Table

-------------------------------------------------------------------------------------------------------------------------------
                                           Annual Compensation                          Long-term Compensation
                                      -----------------------------------------------------------------------------------------
                                                                                    Awards               Payouts
                                                                          --------------------------------------
                                                           Other Annual    Restricted     Securities      LTIP       All other
Name & Principal              Year    Salary     Bonus     Compensation   Stock Awards    underlying     payouts   Compensation
   Position                             ($)       ($)          ($)            ($)        options/SARs      ($)          ($)

      (a)                     (b)       (c)       (d)          (e)            (f)             (g)          (h)          (i)
-------------------------------------------------------------------------------------------------------------------------------
Lior Hessel, CEO of the       2002     93,173         --     12,539            --             --            --           --
Company; President of
Organitech
-------------------------------------------------------------------------------------------------------------------------------
                              2001    113,584         --         --            --             --            --           --
-------------------------------------------------------------------------------------------------------------------------------
                              2000     91,233         --         --            --             --            --           --
-------------------------------------------------------------------------------------------------------------------------------
Ohad Hessel, COO of           2002     80,191         --     13,226            (1)            --            --           --
Organitech
-------------------------------------------------------------------------------------------------------------------------------
                              2001    101,018         --         --            --             --            --           --
-------------------------------------------------------------------------------------------------------------------------------
                              2000     74,539         --         --            --             --            --           --
-------------------------------------------------------------------------------------------------------------------------------
Doron Shachar, Acting CFO     2002     21,751         --      3,105            --             --            --           --
Of Organitech
-------------------------------------------------------------------------------------------------------------------------------

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

Compensation to Directors

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

In May 2002, Organitech entered into an employment agreement with Doron Shachar as the secretary and acting Chief Financial Officer of the Company. The initial annual salary of Mr. Shachar is approximately U.S.$35,000.

Option Grants in Last Fiscal Year : none

Long-Term Incentive Plan Awards

There were no long-term incentive plan awards granted to the current executive officers of the Company in the fiscal year ended December 31, 2002.

Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information regarding the ownership of the Company's common stock as of March 31, 2003, by each of the directors and executive officers of the Company, by each person or group known by the Company to be the beneficial owner of more than five percent of the Company's outstanding common stock, and by all directors and executive officers of the Company as a group. In general, a person is deemed to be a "beneficial owner" of a security if that person has or shares the power to vote or direct the voting of such security, or the power to dispose or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which the person has the right to acquire beneficial ownership within sixty (60) days. On March 31, 2003, there were approximately 16,500,000 shares of common stock outstanding (including 5,500,000 shares of common stock that were being held in escrow pending the completion of a private placement transaction).

       Name and Address        Type of Security    Number of Shares    Percentage (1)

Lior Hessel                         Common             3,860,288           35.09%
14 Landower St.
Kiryat Bialik  27033 Israel

Arie Keidan                         Common                     0            0.00%
P.O. Box 133
Nesher, Israel 36601

D. G. Pizza Ltd.                    Common             1,544,115           14.04%
35 Hahoresh St.
Binyamina 30500 Israel

Technion Entrepreneurial            Common             1,544,115           14.04%
Incubator Co
POB 212
Nesher, 36601, Israel

Arie and Anat Heller                Common               551,482            5.00%
P.O. Box 4712
Keysarya 38900, Israel

Samuel Hessel                       Common                     0            0.00%
Technion Science Park
Nesher, Israel 36601
Israel

Ohad Hessel                         Common               231,618(2)         2.10%
Technion Science Park
Nesher, Israel 36601
Israel

Doron Shachar                       Common                     0            0.00%
P.O. Box 407
Shimshit, 17906, Israel

All Executive Officers and
Directors as a Group (6 persons)
                                    Common             4,140,160           37.64%

*     Represents less than 1%.

(1) The percentages are based upon 11,000,000 shares of Common Stock issued and outstanding on March 31, 2003 (excluding 5,500,000 shares of common stock that were being held in escrow pending the completion of a private placement transaction). There are no additional shares owned by the executive officers, directors or nominees.

(2) Represents 231,618 shares of Common Stock issuable upon exercise of options granted to Mr. Ohad Hessel in connection with the Share Exchange Transaction. Does not include 231,618 shares of Common Stock issuable upon exercise of options granted to Mr. Ohad Hessel in connection with the Share Exchange Transaction, which are not exercisable within 60 days of the date of this Amendment No. 1.

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

10.12 Option Allotment Agreement between Organitech and Ohad Hessel, dated February 24, 2000 (English Translation). (7)

10.13 Option Agreement between Organitech and David Baron, dated January 9, 2001. (7)

10.14 Option Agreement between Organitech and Ohad Hessel dated January 9, 2001. (7)

10.15             Securities Purchase Agreement between the Company and B.L.M.
                  N.V. dated June 16, 2002, including amendment (8)

10.16 Distribution Agreement dated August 27, 2002 between the Company and Agronaut PTE. +

10.17             Exclusive Agency Agreement between the Company and A.T.A.
                  Jordan Valley Ltd., dated December 3, 2002. (Summary Translation)+

21.1              Subsidiaries of the Registrant. +

99.1 Section 906 Certification of the Registrant's Chief Executive Officer dated April 15, 2003. (9)

99.2 Section 906 Certification of the Registrant's Chief Financial Officer dated April 15, 2003. (9)

32.1 Section 906 Certification of the Registrant's Chief Executive Officer dated June 25, 2003.+

32.2 Section 906 Certification of the Registrant's Chief Financial Officer dated June 25, 2003.+

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

(9) Incorporated by reference to exhibits filed with the Company's Form 10-KSB, filed with the Commission on April 15, 2003.

*     Management Compensation Agreement.

+     Filed herewith.

(b)   REPORTS ON FORM 8-K.

None filed during the last quarter of fiscal year 2002.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on July 28, 2003.

                              OrganiTECH USA, INC.


                     By: /s/ Lior Hessel
                         --------------------------------------
                         Lior Hessel, Chief Executive Officer,
                         Director


                     By: /s/ Doron Shachar
                         --------------------------------------
                         Doron Shachar, Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant on June 28, 2003, in the capacities indicated.


/s/ Samuel Hessel                       Chairman of the Board of Directors
-----------------------
Samuel Hessel


/s/ Arie Keidan                         Director
-----------------------
Arie Keidan


/s/ Samuel Hessel                       Director
-----------------------
Samuel Hessel


/s/ Ohad Hessel                         Director
-----------------------
Ohad Hessel


/s/ Lior Hessel                         Director
-----------------------
Lior Hessel

                                 CERTIFICATIONS

I, Lior Hessel, Chief Executive Officer , certify that:

1. I have reviewed this Amendment No. 1 to annual report on Form 10-KSB of OrganiTECH USA, Inc.;

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

Date: July 28, 2003


                                        /s/ Lior Hessel
                                        ------------------------------
                                        Name: Lior Hessel
                                        Title: Chief Executive Officer

                                 CERTIFICATIONS

I, Doron Shachar, Acting Chief Financial Officer, certify that:

1. I have reviewed this Amendment No. 1 to annual report on Form 10-KSB of OrganiTECH USA, Inc.;

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

Date: July 28, 2003

                                        /s/ Doron Shachar
                                        ------------------------------
                                        Signature: Doron Shachar, Adv.
                                        Title: Acting Chief Financial Officer