Form 10QSB
period 2003-06-30
ORGANITECH USA INC
filed 2003-08-14
CIK 832810

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended June 30, 2003

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

                       P.O. Box 700, Yoqneam 20692, Israel
                    (Address of principal executive offices)

                                 972-4-959-0515
                           (Issuer's telephone number)

                    Yoqneam Industrial Area, Yoqneam, Israel
                       P.O. Box 133, Nesher 36601, Israel
   (Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes |X| No |_|

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

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

As of June 30, 2003, this issuer had 17,348,000 shares of its common stock outstanding, including 5,500,000 shares of common stock that are being held in escrow pending the completion of a private placment transaction.

Transitional Small Business Disclosure Format (Check one): Yes |_| No |X|

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

                              Organitech USA, Inc.
                          (A Development Stage Company)
               Condensed Consolidated Interim Financial Statements

                               as of June 30, 2003

                                   (Unaudited)

Table of Contents

                                                                            Page
                                                                            ----

Condensed Consolidated Interim Balance Sheets                                  3

Condensed Consolidated Interim Statements of operations                        4

Condensed Consolidated Interim Statements of Cash Flows                      5-6

Notes to Condensed Consolidated Interim Financial Statements                7-17

                              Organitech USA, Inc.
                          (A Development Stage Company)
                  Condensed Consolidated Interim Balance Sheets

                                                         June 30,       June 30,     December 31,
                                                           2003           2002           2002
                                                        ----------     ----------    ------------
                                                         Unaudited      Unaudited      Audited
                                                        ----------     ----------    ------------
                                                          U.S. $         U.S. $         U.S. $
                                                        ----------     ----------    ------------
ASSETS

Current assets :

Cash and cash equivalents                                    8,068        174,362         58,422
Investments                                                  7,706             --             --
Other accounts receivable                                  103,269        188,701        213,569
Prepaid expenses                                             3,877          3,000          8,655
Raw material inventory                                      87,389         19,557         23,334
                                                        ----------     ----------     ----------

                                                           210,309        385,620        303,980
                                                        ----------     ----------     ----------

Other assets                                                    --         16,880             --
                                                        ----------     ----------     ----------

Investment in A.T.A Jordan Valley Ltd.                       7,927             --          7,927
                                                        ----------     ----------     ----------

Funds in respect of employee rights upon retirement         36,315             --         43,587
                                                        ----------     ----------     ----------

Fixed assets, net                                          171,836         95,200        142,221
                                                        ----------     ----------     ----------

                                                           426,387        497,700        497,715
                                                        ==========     ==========     ==========

The accompanying notes are an integral part of the consolidated interim financial statements.

Date of approval of the financial statements:
/s/ L. Hessel                                      /s/ L. Hessel
-------------------------------------            -------------------------------
 Chairman of the Board of Directors                        President

                              Organitech USA, Inc.
                          (A Development Stage Company)
                  Condensed Consolidated Interim Balance Sheets

LIABILITES AND SHAREHOLDERS' EQUTIY (CAPITAL DEFICIENCY)

                                                                     June 30,           June 30,         December 31,
                                                                       2003               2002               2002
                                                                    ----------         ----------        ------------
                                                                     Unaudited          Unaudited           Audited
                                                                    ----------         ----------        ------------
Current liabilities :                                                 U.S. $             U.S. $             U.S. $
                                                                    ----------         ----------        ------------
Banks credit and Current maturity of long-term loan                     47,244                 --             19,022
Trade accounts payable                                                 339,567             10,363            113,069
Other accounts payable and accrued liabilities                         132,563            190,773            142,071
Deferred revenue                                                       135,000            135,000            135,000
                                                                    ----------         ----------         ----------

                                                                       654,374            336,136            409,162
                                                                    ----------         ----------         ----------

Long-term loan                                                          25,036                 --             37,451
                                                                    ----------         ----------         ----------

Liability in respect of  employee rights upon retirement                92,843             19,529             94,263
                                                                    ----------         ----------         ----------

Contingencies, Commitments and liens on assets

Shareholders' equity (capital deficiency)

Preferred shares U.S.$ 0.10 par value, authorized -
10,000,000 shares as of December 31, 2002 and 2001                          --                 --                 --
Common shares of U.S.$ 0.001 par value, authorized -
80,000,000 shares, issued and outstanding - 13,321,400 as of
June 30, 2003, 11,000,000 as of June 30, 2002 and
11,275,000 as of December 31, 2002                                      13,422             11,100             11,375
Additional paid in capital                                           4,870,145          3,879,502          4,116,227
Deferred stock-based compensation                                           --            (25,947)            (7,208)
Accumulated deficit during the development stage                    (5,229,433)        (3,722,620)        (4,163,555)
                                                                    ----------         ----------         ----------

Total shareholders' equity (capital deficiency)                       (345,866)           142,035            (43,161)
                                                                    ----------         ----------         ----------

                                                                       426,387            497,700            497,715
                                                                    ==========         ==========         ==========

The accompanying notes are an integral part of the consolidated interim financial statements.

                              Organitech USA, Inc.
                          (A Development Stage Company)
             Condensed Consolidated Interim Statements of Operations

                                                                                                                           Amounts
                                        Six months ended                 Three months ended                              accumulated
                                             June 30,                          June 30,                 Year ended        during the
                                  ----------------------------       ----------------------------       December 31,     development
                                     2003              2002             2003             2002              2002             stage
                                  ----------        ----------       ----------       -----------       -----------      ----------
                                            Unaudited                         Unaudited                   Audited         Unaudited
                                  ----------------------------       ----------------------------       -----------      ----------
                                              U.S. $                            U.S. $                     U.S. $           U.S. $
                                  ----------------------------       ----------------------------       -----------      ----------
Revenue from sales of
PhytoChamber                              --                --               --                --                --          32,620

Cost of sales                             --                --               --                --                --          20,567
                                  ----------        ----------       ----------       -----------       -----------      ----------

Gross (profit) loss                       --                --               --                --                --          12,053

Research and development
expenses, net                        182,326           198,511           73,105            82,257           368,303       2,676,796

Selling and marketing
expenses                             614,397            17,856          603,383             2,742            99,997         859,810

General and administrative
expenses                             262,203           305,320          212,424           153,075           457,122       1,672,201
                                  ----------        ----------       ----------       -----------       -----------      ----------

Operating loss                     1,058,926           521,687          888,912           238,074           925,422       5,196,754

Financing expenses
(income), net                          6,952             5,283            4,573            (4,884)           30,483          (6,416)

Other expenses, net                       --                --               --                --            12,000          39,095
                                  ----------        ----------       ----------       -----------       -----------      ----------

Loss before income tax             1,065,878           526,970          893,485           233,190           967,905       5,229,433

Income tax                                --                --               --                --                --              --
                                  ----------        ----------       ----------       -----------       -----------      ----------

Net loss                           1,065,878           526,970          893,485           233,190           967,905       5,229,433
                                  ==========        ==========       ==========       ===========       ===========      ==========

Basic and diluted net loss
per common share                        0.09             0.048             0.07              0.02             0.09
                                  ==========        ==========       ==========       ===========       ==========

Weighted average number of
common shares outstanding
used in basic and diluted
loss per share calculation        11,708,342        11,000,000       12,122,843        11,000,000       11,034,375
                                  ==========        ==========       ==========       ===========       ==========

The accompanying notes are an integral part of the consolidated interim financial statements.

                              Organitech USA, Inc.
                          (A Development Stage Company)
             Condensed Consolidated Interim Statements of Cash Flows

                                                                                                                      Amounts
                                                                             Six months                             accumulated
                                                                           Ended June 30,           Year ended       during the
                                                                     -------------------------     December 31,     development
                                                                        2003            2002           2002            Stage
                                                                     ----------       --------       --------       ----------
                                                                             Unaudited                Audited        Unaudited
                                                                     -------------------------       --------       ----------
                                                                       U.S. $          U.S. $          U.S. $          U.S. $
                                                                     ----------       --------       --------       ----------
Cash flows used in operating activities:

Net loss for the period                                              (1,065,878)      (526,970)      (967,905)      (5,229,433)
                                                                     ----------       --------       --------       ----------

Adjustments to reconcile net loss to net cash used in operating activities :

Amortization of deferred stock-based compensation                         7,208         29,209         47,948          481,485
Depreciation                                                             14,804         12,000         26,711           73,510
Liability for employee rights upon retirement                            (1,420)        (5,251)        30,031           92,843
Amounts assigned to issuance of warrants to service providers            82,555             --          2,116           84,671
Non-cash transactions - Annex A                                         640,000        640,000

Changes in assets and liabilities :

(Increase) decrease in other accounts receivable                        110,300       (117,536)      (142,404)        (103,269)
Decrease (Increase) in prepaid expenses                                   4,778         33,852         28,197           (3,877)
Increase in raw material inventory                                      (64,055)        (7,749)       (11,526)         (87,389)
(Decrease) Increase in trade accounts payable                           226,498       (125,422)       (22,716)         339,567
Increase in other accounts payable                                       (8,940)        67,450         16,759          132,627
(Decrease) Increase in deferred income                                       --             --             --          135,000
                                                                     ----------       --------       --------       ----------

Total adjustments                                                     1,011,728       (113,447)       (24,884)       1,785,168
                                                                     ----------       --------       --------       ----------

Net cash used in operating activities                                   (54,150)      (640,417)      (992,789)      (3,444,265)
                                                                     ----------       --------       --------       ----------

Cash flows from investing activities :

Funds in respect of employee rights upon retirement                       7,272             --         (4,135)         (36,315)
Decrease (Increase) in short-term investments                            (7,706)       196,551        196,551           (7,706)
Investment in fixed assets                                              (44,419)        (2,101)       (63,833)        (245,345)
Investment in other assets                                                   --             --         16,880               --
Investment in A.T.A Jordan Valley Ltd.                                       --             --         (7,927)          (7,927)
                                                                     ----------       --------       --------       ----------

Net cash provided by (used in) investing activities                     (44,853)       194,450        137,536         (297,293)
                                                                     ----------       --------       --------       ----------

Cash flows from financing activities :

Increase in Banks credit                                                 25,246             --             --           25,246
Long-term loan                                                           (9,439)            --         56,473           47,034
Proceeds for future share issuance, net                                      --             --        134,884               --
Proceeds from issuance of shares, net of issuance expenses               33,410             --        100,000        3,677,411
                                                                     ----------       --------       --------       ----------

Net cash provided by financing activities                                49,217             --        291,357        3,749,691
                                                                     ----------       --------       --------       ----------

The accompanying notes are an integral part of the consolidated interim financial statements.

                              Organitech USA, Inc.
                          (A Development Stage Company)
       Condensed Consolidated Interim Statements of Cash Flows - Continued

                                                                                                                       Amounts
                                                                         Six months                Year ended        accumulated
                                                                        Ended June 30,            December 31,       during the
                                                                 --------------------------       ------------       development
                                                                   2003              2002             2002             stage
                                                                 ---------         --------         --------         ----------
                                                                         Unaudited                   Audited          Unaudited
                                                                 --------------------------         --------         ----------
                                                                   U.S. $           U.S. $           U.S. $            U.S. $
                                                                 ---------         --------         --------         ----------
Net cash used in operating activities                              (54,150)        (640,417)        (992,789)        (3,444,265)

Net cash (used in) provided by investing activities                (44,853)         194,450          137,536           (297,293)

Net cash provided by financing activities                           49,217               --          291,357          3,749,691

Effect of exchange rate changes on cash                               (568)              --            1,989                (65)
                                                                 ---------         --------         --------         ----------

Net (Decrease) increase in cash and cash equivalents               (50,354)        (445,967)        (561,907)             8,068

Cash and cash equivalents at beginning of period                    58,422          620,329          620,329                 --
                                                                 ---------         --------         --------         ----------

Cash and cash equivalents at end of period                           8,068          174,362           58,422              8,068
                                                                 =========         ========         ========         ==========

Annex A - Supplementary disclosure of non-cash transactions

Management fees - see Note 4                                        40,000                                               40,000
Marketing and distribution expenses - see Note 5B(2)               600,000                                              600,000
                                                                 ---------                                           ----------

                                                                   640,000                                              640,000
                                                                 =========                                           ==========

Supplementary disclosure of cash flow information :

Interest received (paid), net                                        3,791            2,783            1,822
                                                                 =========         ========         ========

Income tax paid, net                                                    --             (329)          (2,491)
                                                                 =========         ========         ========

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

      C. The Company has not generated material revenues from sales of the GrowTECH 2000 platform, and has incurred losses from operations at the amount of U.S$ 1,065,878, U.S.$ 526,970, U.S.$ 967,905 and U.S.$
            5,229,433 for the six-month periods ended June 30, 2003 and 2002, for the year ended December 31, 2002 and for the period from July 4, 1999 (inception) to June 30, 2003, respectively.

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

                              Organitech USA, Inc.
                          (A Development Stage Company)
     Notes to Condensed Unaudited Consolidated Interim Financial Statements

Note 2 - Basis of Presentation

      A. The accompanying unaudited interim consolidated financial statements as of June 30, 2003 and for the three month period then ended ("the Interim Financial Statements") were prepared in a condensed form in accordance with the instructions for Form 10-Q and, therefore, do not include all disclosures necessary for a complete presentation of financial condition, results of operations, cash flows and all the data and notes which are required when preparing annual financial statements, in conformity with generally accepted accounting principles

      B. The accounting principles used in the presentation of Interim Financial Statements are consistent with those principles used in the presentation of the latest annual financial statements. All significant accounting policies have been applied consistently with year ended December 31, 2002.

      C. The preparation of Interim Financial Statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation of the Interim Financial Statements have been included. The results of operations for the six-month period ended June 30, 2003, are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. The Interim Financial Statements should be read in conjunction with the Company's annual financial statements as of December 31, 2002 and for the year then ended and the accompanying notes thereto.

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

      As of June 30, 2003, the investor transfer to the Company aggregated amount of U.S.$ 225,000 represents an applicable purchase price for 618,812 shares of common stock to be transferred to the investor by the escrow agent. The investor was entitled for 275,000 shares of common stock as of December 31, 2002.

      On May 27, 2003, The company and the investor had signed an "End of Commitments" documents consisting on the following principles:

      (1) For the amount of U.S.$ 225,000 that was transfer by the investor, the Company will instruct the Escrow agent to transfer to the investor a total of 618,812 shares of common stock, part of the 5,500,000 shares held by the Escrow agent, represent an applicable purchase price of U.S.$. 0.3636 per share.

      (2) For managing services and other payments made by the investor on behalf of the Company at the amount of U.S.$ 143,000, the Company will instruct the Escrow agent to transfer to the investor a total of 794,444 shares of common stock, part of the 5,500,000 shares held by the Escrow agent, represent an applicable purchase price of U.S.$. 0.18 per share.

      (3) The investor will exercise the options to purchase 188,179 shares of common stock at an exercise price of U.S.$ 0.0001 per share, The Company will instruct the Escrow agent to transfer to the investor a total of 188,179 shares of common stock, part of the 5,500,000 shares held by the Escrow agent.

      (4) The investor will have options to purchase 46,242 shares of common stock at an exercise price of U.S.$ 1 per share.

      (5) The investor will continue to invest in the Company until the end of 2003, based on a price per share that will be:

            A. U.S.$ 0.18 for investment that will be executed until October 10, 2003.

            B. U.S.$ 0.40 for investments that will be executed from October 11, 2003 till December 31 , 2003.

            C. The Company shall have the right to terminate the agreement with the investor for any reason, providing it will grant the investor a 10 days notification.

            D. All previous agreements between the Company and investor seize to exist and are not valid anymore.

      On June 20, 2003 The Company had instructed the escrow agent to transfer 1,601,373 shares of common stock to the investor according to the "End of Commitment" document.

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

            As of June 30, 2003, the balance of royalty bearing grants due by the Company to the Office of the Chief Scientist is U.S. $ 472,735.

      (2) In September 2001, Organitech Ltd. received an approval for Magnaton Research and Development program through the Office of the Israeli Chief Scientist ("OCS"). Magnaton program reflects a joint venture between Organitech Ltd. and the Weitzman Institute in order to develop new varieties of miniature tomatoes that can be adapted to the GrowTECH 2000 system.

            The OCS participates in 66% of the research and development expenses incurred subject to a maximum amount of approximately U.S.$ 85,000. As of June 30, 2003, Organitech Ltd. received from the OCS a payment of U.S.$ 82,044. Organitech Ltd. is committed to pay royalties to the Weitzman Institute up to 5% on sales of products developed with the grants participation of the Magnaton program.

      (3) In November 2001, Organitech Ltd. and third party -"Agronaut" received approval from the Singapore-Israel Industrial Research and Development ("SIIRD") for funding the development of an updated commercial version of the GrowTECH. SIIRD will participate in 40% of the research and development expenses incurred by Organitech Ltd. and Agronaut, limited to a maximum amount of U.S.$ 421,359. As of June 30, 2003 Organitech Ltd. has received U.S.$ 291,376 from SIIRD.

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

                  (c) Pursuant to the co-operation agreement, Agronaut will be entitled for its investment in marketing and distribution efforts during the first year of the co-operation agreement, evaluated by the parties to U.S.$ 800,000, subject to security purchase agreement to be signed by the parties, to a consideration of 800,000 shares of common stock to be issued by the Company and placed with escrow agent who will transfer such shares to Agronaut on a pro-rata quarterly bases during the first year of the corporation agreement. As of the balance sheet date the parties have not yet signed the security purchase agreement. On May 14, 2003, The Company had issued 800,000 shares of common stock to Agronaut, out of which 600,000 shares of common stock were handed to Agronaut and the Company holds the remaining 200,000 shares of common stock.

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

      G. On 2002, Organitech Ltd. executed its option for extension of its rental agreement of premises signed on 2000, for a period of one year commencing March 1, 2002. Minimum future payments due during 2003, under this rental agreement are U.S.$ 4,500. On June 1.2003, Organitech Ltd. signed a 3 year rental agreement in Yokneam minimum future payments due during 2003, under this rental agreement are U.S.$ 4,350 .

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

      J. The Company is committed under certain agreements to pay brokerage fees and commission with respect to certain services provided to the Company by third parties and a related party. As of December 31, 2002 the total aggregated commitment of the Company under such agreements is to issue 57,280 shares of common stock, out of which 9,280 shares to a related party. On April , 2003 the Company's Board of Directors approved the issuance of 57,280 shares of common stock under such agreements. On May 14, 2003 The Company had issued 48,000 shares of common stock under such agreements.

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

                              Organitech USA, Inc.
                          (A Development Stage Company)
     Notes to Condensed Unaudited Consolidated Interim Financial Statements

Note 7 - Subsequent events

      The Company and Netafim MOU

      On July 17, 2003, subsequent to the balance sheet date the Company and Organitech Ltd ("OTI"). signed a memorandum of understanding ("MOU") with Netafim (A.C.S) Ltd. a cooperative society incorporated under the laws of the State of Israel ("Netafim "), whereby:

      First Period - from execution of the MOU and not later than 31 December 2003.

      A. Netafim will finance the activities of OTI until December 31, 2003 in the amount of U.S.$100,000, according to an agreed business plan, detailed working plan and budget (the "Netafim's Capital"). Netafim's Capital will be used only for OTI's operations and will not serve to pay any debts or liabilities of The Company.

      B. Upon execution of the MOU and until 31 December 2003, Netafim will also provide services as described in the MOU to OTI at an agreed upon cost based on Fair Market Value to be determined in accordance with Netafim's prices to other Netafim's affiliates.

      C. In consideration for Netafim's Capital as well as the cost of the Services provided by Netafim, OTI , OTI shall issue shares to Netafim, at a price per share based on the post-money valuation of U.S.$ 1,176,471 ("Share Price") by not later than December 31, 2003 ("First Period Shares"). Netafim will have full-ratchet anti-dilution protection if OTI issues any shares or convertible securities at a price lower than the Share Price.

      D. In the event that Netafim chooses to terminate the MOU pursuant to the provisions set forth in the MOU, any and all Netafim's Capital as well as services invested in OTI up to such termination event shall be considered to constitute lone (the "loan") to be returned by OTI to Netafim, as follows:

            (1) The loan shall be repaid to Netafim in 6 monthly equal installments, the first of which shall be paid within 30 days from the date of the MOU termination.

            (2) The loan shall be linked to the U.S.$ and bear interest at an annual rate of 5%.

      Second Period - from end of First Period and until holding by Netafim of 51% of issued and outstanding shares of OTI.

      A. At the election of Netafim, OTI shall issue shares to Netafim such that after such transfer or issue respectively, together with the shares received or issued in the First Period as specified in paragraph C above, Netafim shall hold 51% of the issued and outstanding shares of OTI, on a fully diluted basis, all subject to the provisions set forth in the MOU ("Second Period Shares"). Netafim's said right may be exercised at any time prior to December 31, 2003 at a price per Second Period Share(s) equal to the Share Price. The Share Price will be subject to anti-dilution adjustment so that the price to be paid (cost of the Services) by Netafim will not exceed the share price of the most recent investment in OTI.

      B. The Second Period Shares will be held in escrow by Netafim independent lawyer(s) ("Escrow Agent") to secure full payment of the price, which will not bear interest. The price will not be paid in cash but rather Netafim will provide Services to OTI in an aggregate amount of U.S.$ 500,000 (including the cost of the Services provided by Netafim during the First Period) by no later than 31 December 2006, as described in the MOU. Each month, the Escrow Agent will release a corresponding proportion of the Second Period Shares to Netafim. Notwithstanding the foregoing, Netafim will have full voting control of the Second Period Shares, as long as Netafim dose not default on the supply of the Services.

                              Organitech USA, Inc.
                          (A Development Stage Company)
     Notes to Condensed Unaudited Consolidated Interim Financial Statements

Note 7 - Subsequent events (continued)

      Special provisions

      A. After exercise of Netafim's right with respect to the Second Period Shares, Netafim shall have the right to appoint a majority of the directors of OTI as well as the management of OTI and its legal counsel.

      B. In the event that the operations of OTI will require funding additional to Netafim's Capital ("Working Capital"), the Parties will contribute the Working Capital pro-rata to their holdings, and any such contribution shall constitute a shareholders loan. A Party that fails to provide its pro-rata additional contribution within 6 monthss and from the call date, shall have its holding of OTI shears diluted.

      C. From the date of the conclusive Agreement until December 31, 2003, OTI will allow Netafim to conduct an extensive due diligence of all aspects of OTI and will allow Netafim and its representatives full access to its premises, employees, suppliers and customers for this purpose. Furthermore, during this period Netafim will have the right to receive all documents and information provided to directors of OTI and the Company.

      The MOU is subject to termination of all of the distribution agreements and MOU'S signed by OTI and the Company and subject to termination of the Private placement as describe in Note 4.

      Throughout the duration of the MOU, the Company and OTI undertake to refrain from signing any agreement and/or committing in any way with regards to any investment in OTI with any third party, without the prior consent of Netafim.

      The Company and Dutchess term sheet

      On July 15, 2003, subsequent to the balance sheet date the Company and Dutchess Capital Management, LLC ("Dutchess") signed a term sheet for Equity line of Credit ("Line"), whereby:

      Dutchess shall commit to purchase up to U.S.$ 5,000,000 of the Company's shares of common stock ("Stock") over the course of 36 months ("Line Period"), after the date either free trading shares are deposited into an escrow account or a registration statement of the Stock has been declared effective ("Effective Date") by the U.S. Securities and Exchange Commission ("SEC").

      The amount that the Company shall be entitled to request from each of the purchase "Puts", shall be equal to 200% of the averaged daily volume (U.S market only) ("ADV") multiplied by the average of the 3 daily closing "best bid" prices immediately preceding the Put Date. The ADV shall be computed using the 10 trading days prior to the Put Date.

      The Purchase Price shall be set at 94% of the Market Price as defined in the term sheet. .

      The Company shall automatically withdraw that portion of the put notice amount, if the Market Price with respect to that Put does not meet the Minimum Acceptable Price. The Minimum Acceptable Price is defined as 75% of the closing "best bid" price of the common stock for the ten 10 trading days prior to the Put Date as defined in the term sheet.

Item 2. Management's Discussions and Analysis

Forward Looking Statements

This report contains forward-looking statements about our plans, objectives, expectations and intentions. You can identify these statements by words such as "estimate," "expect," "project," "plan," "intend," "believe," "may," "will," "anticipate" or other similar words. You should read statements that contain these words carefully. They discuss our future expectations, contain projections concerning our future results of operations or our financial conditions or state other forward-looking information, and may involve known and unknown risks over which we have no control. We cannot guarantee any future results, level of activity, performance or achievements or the our ability to continue as a going concern. Moreover, we assume no obligation to update forward-looking statements or update the reasons why actual results could differ materially from those anticipated in forward-looking statements.

Description of Business

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

GROWTECH - 2500

The Company's principal product is the GROWTECH 2500, an automated machine using the technology developed by the company and combining it with a greenhouse structure that enables the growth of leafy vegetables in a highly economically, clean surrounding, making optimal use of resources such as water, labor and land. The vegetables are, naturally, pesticides free and enjoy extended shelf-life.

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

The GT-2000, GT-3000 and GT-4000, all have a horizontal version GT-X500 that is more suitable for geographical areas that can use a significant supply of sunlight throughout the year. This will enable the Company to market its products in these countries as well and not be limited to difficult climate countries only.

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

Plan of Operations

We intend to focus the majority of our financial resources over the next 12 months on OrganiTech, which is endeavoring, among other things, to complete development of the different versions of GrowTech machines and increase the marketing efforts related thereto. The primary research and development goals of OrganiTech over the next 12 months are to:

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

Liquidity and Capital Resources

On June 16, 2002, the Company entered into a Securities Purchase Agreement with B.L.M. N.V. ("BLM"), with respect to the issuance of 5,500,000 common shares, at a price of U.S.$0.363 each and granting to BLM options to purchase 188,179 common shares at an exercise price of U.S.$0.0001 per share and 46,242 common shares at an exercise price of U.S.$1 per share, represent 33.1/3 % of the Company's issued share capital on a fully diluted basis.

The Company and BLM signed an amended schedule to the Securities Purchase Agreement whereby:

      1. The total proceed U.S.$2 million shall be paid to the Company over a period of 25 months, commencing August 2002.

      2. The Company shall issue to BLM common shares on a pro-rata basis upon actual payments of the procedure.

      3. "Vote together" agreement was signed between BLM and the Company's president and shareholder of approximately 35% of the Company's share capital.

      4. BLM will be entitled to be represented by a director in the Company's Board of Directors.

      5. BLM will be entitled to management fees equivalent to the salary cost of the Company's Chief Financial Officer - approximately U.S$8,000 per month.

On October 8, 2002 the Company delivered to an escrow agent 5,500,000 shares of the common stock to be registered on the name of BLM and transfer to BLM based upon actual payment of their purchase price.

      In May 2003, at the request of BLM, the Company entered into a further addendum (the "End of Commitment Addendum") to the Securities Purchase Agreement, which had the following principal terms:

      o The Company agreed to cause the escrow agent to release to BLM 618,812 shares on account of the $225,000 in payments made by BLM to date;

      o BLM agreed to pay approximately $143,000 in fees on behalf of the Company (including BLM's management fee of $40,000 and GMH NV's fee of $36,000) in exchange for the issuance to BLM of 794,444 shares at a purchase price of $0.18 per share;

      o The Company agreed to issue to BLM immediately, 188,179 shares upon exercise of options at $0.0001 per share, previously granted to BLM. according to the Securities Purchase Agreement;

      o BLM will have the right but not the obligation to purchase up to an additional 3,716,162 shares from the Company at the following prices:

            a. U.S.$0.18 per share for purchases made on or before October 10, 2003,

            b. U.S.$0.40 per share for purchases made between October 11, 2003 and December 31, 2003.

      o The Company has the right to terminate BLM's remaining share purchase rights on 10 days prior written notice after June 1, 2003.

      o The $1.00 options previously granted to BLM will remain outstanding according to their original terms.

      o     All previous agreements between the Company and BLM are terminated.

On June 20, 2003, the Company instructed the escrow agent to transfer 1,601,373 shares of common stock to BLM according to the End of Commitment Addendum.

Further shares will be released from the escrow to BLM following its investment of U.S.$115,000 that was completed subsequent to June 30, 2003.

On July 15, 2003, the Company and Dutchess Capital Management, LLC ("Dutchess") signed a term sheet for an equity line of credit whereby Dutchess proposes to purchase up to U.S.$5,000,000 of the Company's shares of common stock over the course of 36 months, after the date either free trading shares are deposited into an escrow account or a registration statement has been declared effective by the U.S. Securities and Exchange Commission.

The amount that the Company shall be entitled to request from each of the purchase "puts", shall be equal to 200% of the averaged daily volume (computed using the 10 trading days prior to the put date) multiplied by the average of the 3 daily closing "best bid" prices immediately preceding the put date.

The purchase price shall be set at 94% of the market price.

The Company shall automatically withdraw that portion of the put notice amount, if the market price with respect to that put does not meet the minimum acceptable price, which is equal to 75% of the closing "best bid" price of the common stock for the ten 10 trading days prior to the put date.

However, no assurance can be given that the terms and conditions of the term sheet will not be changed or that such offering will be completed.

Distribution and Marketing Agreements

In September 2002, the Company entered into a cooporation with a major grower and exporter of herbs to Europe.

OrganiTech has signed an agency agreement with A.T.A. Nehar Hayarden LTD., a company that is 33.3% owned by OrganiTech. The agency agreement grants Nehar Hayarden with the exclusive rights to sell OrganiTech's machines in Israel.

A.T.A. Nehar Hayarden had signed an agreement for the supplying of one Growtech 2500 machine in Eilat, Israel, to be fully produced and installed by OrganiTech during the third quarter of 2003.

On December 3, 2002, the Company entered into a three-year collaboration agreement with Bio-Bee Biological Systems Ltd. ("Bio-Bee"), whereby Bio-Bee committed to provide agronomic service, technical and research and development assistance to the Company and/or OrganiTech worth U.S.$100,000 per a year. On May 8, 2003, OrganiTech and Bio-Bee decided to terminate the collaboration agreement between them. It is concluded that no shares will be issued to Bio-Bee upon termination of the agreement, and the parties will part in good will.

On May 14, 2003, following the board of directors decision from April 9, 2003, the Company issued shares to the following companies:

      1. 800,000 shares of common stock, valued at U.S.$1 per share were issued to Agronaut PTE Ltd, accordind to the Marketing Agreement dated August 27, 2002. Of these shares, 600,000 shares were delivered to Agronaut for their marketing expenses, and 200,000 shares are still held by the Company.

      2. 30,000 shares of common stock, valued at U.S.$1 per share were issued to MC Services for public relations and investor relations services provided to OrganiTech in 2001 and 2002.

      3. 18,000 shares of common stock, valued at U.S.$1 per share were issued MBI Internationl LLB, for finance and business consulting services that were provided to the Company in 2002.

On December 31, 2002, OrganiTech and Ocean Culture Ltd., a company controlled by Lior Hessel (President and a controlling shareholder of the Company), entered into an agreement whereby OrganiTech will develop a prototype of the GrowTECH platform for Ocean Culture at a consideration of U.S.$15,000 in cash and U.S.$35,000 to be paid by the issuance of 15,272 shares of Ocean Culture, consisting, following the issuance of such shares, 18% of the outstanding share capital of Ocean Culture.

As of the date of this report, the Company has received U.S.$5,000 down payment by Ocean Culture Ltd.

A first batch of propagated tissue cultures was supplied to a major plant grower and distributor in Israel. OrganiTech hopes to use this milestone as a jumping board to our GROWTECH 3000 machines.

On July 17, 2003, the Company and OrganiTech Ltd signed a memorandum of understanding ("MOU") with Netafim (A.C.S) Ltd. a cooperative society incorporated under the laws of the State of Israel ("Netafim"). Netafim is a worldwide agricultural company, being among the market leaders in marketing and setting of agricultural projects, as well as greenhouse technology and water sollutions. Thus, Netafim is the ideal partner for the Company in terms of marketing its products and providing after-sale services. The MOU sets forth the following principles:

In the First Period - (from execution of the MOU to not later than December 31, 2003.)

o Netafim will finance the activities of OrganiTech until December 31, 2003 in the amount of U.S.$100,000, according to an agreed-upon business plan, detailed working plan and budget (the "Netafim's Capital"). Netafim's Capital will be used only for OrganiTech's operations and will not serve to pay any debts or liabilities of the Company.

o Upon execution of the MOU and until December 31, 2003, Netafim will also provide services as described in the MOU to OrganiTech at an agreed upon cost based on fair market value to be determined in accordance with Netafim's prices to other Netafim's affiliates.

o In consideration for Netafim's Capital as well as the cost of the services provided by Netafim, OrganiTech shall issue shares to Netafim, at a price per share based on the post-money valuation of U.S.$1,176,471 ("Share Price") by not later than December 31, 2003 ("First Period Shares"). Netafim will have full-ratchet anti-dilution protection if OrganiTech issues any shares or convertible securities at a price lower than the Share Price.

o In the event that Netafim chooses to terminate the MOU pursuant to the provisions set forth in the MOU, any and all Netafim's Capital as well as services invested in OrganiTech up to such termination event shall be considered to constitute a loan to be returned by OrganiTech to Netafim. Such the loan shall be repaid to Netafim in 6 monthly equal installments, the first of which shall be paid within 30 days from the date of the MOU termination, and shall be linked to the U.S. dollar and bear interest at an annual rate of 5%.

In the Second Period - (from end of First Period and until holding by Netafim of 51% of issued and outstanding shares of OrganiTech).

o At the election of Netafim, OrganiTech shall issue shares to Netafim such that after such transfer or issue respectively, together with the shares received or issued in the First Period, Netafim shall hold 51% of the issued and outstanding shares of OrganiTech, on a fully diluted basis, all subject to the provisions set forth in the MOU ("Second Period Shares"). Netafim's right may be exercised at any time prior to December 31, 2003 at a price per share equal to the Share Price per share. The Share Price per share will be subject to anti-dilution adjustment so that the price to be paid (cost of the services) by Netafim will not exceed the share price of the most recent investment in OrganiTech.

o The Second Period Shares will be held in escrow by Netafim's independent lawyer ("Escrow Agent") to secure full payment of the price, which will not bear interest. The price will not be paid in cash but rather Netafim will provide services to OrganiTech in an aggregate amount of U.S.$500,000 (including the cost of the services provided by Netafim during the First Period) by no later than December 31, 2006, as described in the MOU. Each month, the Escrow Agent will release a corresponding proportion of the Second Period Shares to Netafim. Notwithstanding the foregoing, Netafim will have full voting control of the Second Period Shares, as long as Netafim does not default on the supply of the services.

After exercise of Netafim's right with respect to the Second Period Shares, Netafim shall have the right to appoint a majority of the directors of OrganiTech. Netafim also committed to maintain the management and the senior personnel of OrganiTech for at least 12 months.

In the event that the operations of OrganiTech will require funding in addition to Netafim's Capital ("Working Capital"), the Company and Netafim will contribute the Working Capital pro-rata to their holdings in OrganiTech, and any such contribution shall constitute a shareholder's loan. A party that fails to provide its pro-rata additional contribution within 6 months and from the call date, shall have its holding of OrganiTech shares diluted.

The MOU is subject to termination by the Company and Organitech of their distribution agreements with Agronaut and Bio-Bee and the Securities Purchase Agreement with BLM.

Throughout the duration of the MOU, the Company and OrganiTech undertake to refrain from signing any agreement and/or committing in any way with regards to any investment in OrganiTech with any third party, without the prior consent of Netafim.

Item 3. Controls and Procedures

In connection with the filing of this report, OrganiTech's Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness of OrganiTech's disclosure controls and procedures (as defined in Securities Exchange Act Rule 13a-15(e)).

Based upon that evaluation, such officers concluded that, as of June 30, 2003, OrganiTech's disclosure controls and procedures are adequate and designed to ensure that material information relating to OrganiTech and its consolidated subsidiaries would be made known to them by others within those entities.

During the fiscal quarter ended June 30, 2003, there were no significant changes in OrganiTech's internal control over financial reporting or, to the knowledge of OrganiTech, in other factors that has materially affected, or is reasonably likely to materially affect, such control.

                           PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.

(a)   Exhibits

      10.1 Memorandum of Understanding, dated July 17, 2003, among Netafim (A.C.S.) Ltd., OrganiTech USA, Inc. and OrganiTech Ltd.

      31.1  Section 302 Certification of the Company's Chief Executive Officer

      31.2  Section 302 Certification of the Company's Chief Financial Officer

      32.1  Section 906 Certification of the Company's Chief Executive Officer

      32.2  Section 906 Certification of the Company's Chief Financial Officer

(b)   Reports on Form 8-K.

      None filed during the second fiscal quarter of 2003.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           ORGANITECH USA, INC.


Date: August 14, 2003                  /s/ Lior Hessel
                                       ---------------
                                       Lior Hessel
                                       President and Chief  Executive Officer


Dated: August 14, 2003                 /s/ Doron Shachar
                                       -----------------
                                       Doron Shachar
                                       Secretary and
                                       Acting Chief Executive Officer

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

      On May 27, 2003, the company and the investor signed an "End of Commitments" agreement which had the following terms:

      (1) For the amount of U.S.$ 225,000 that was paid by the investor, the Company agreed to instruct the escrow agent to transfer to the investor a total of 618,812 shares of common stock, out of the 5,500,000 shares held by the escrow agent, representing an applicable purchase price of U.S.$0.3636 per share.

      (2) For management services and other payments made by the investor on behalf of the Company equal to U.S.$ 143,000, the Company agreed to instruct the escrow agent to transfer to the investor a total of 794,444 shares of common stock, out of the 5,500,000 shares held by the escrow agent, representing an applicable purchase price of U.S.$. 0.18 per share.

      (3) The investor agreed to exercise the options to purchase 188,179 shares of common stock at an exercise price of U.S.$ 0.0001 per share, and the Company agreed to instruct the escrow agent to transfer to the investor a total of 188,179 shares of common stock, out of the 5,500,000 shares held by the escrow agent.

      (4) The investor will continue to have options to purchase 46,242 shares of common stock at an exercise price of U.S.$ 1 per share.

      (5) The investor will continue to have the right to invest in the Company until the end of 2003, based on a price per share that will be:

            A.    U.S.$ 0.18 for investments made prior to October 10, 2003.

            B. U.S.$ 0.40 for investments made from October 11, 2003 till December 31 , 2003.

            C. The Company shall have the right to terminate the agreement with the investor for any reason on 10 days prior written notice.

            D. All previous agreements between the Company and investor are terminated.

      On June 20, 2003, the Company instructed the escrow agent to transfer 1,601,373 shares of common stock to the investor according to the "End of Commitment" agreement.