Form 10QSB/A
period 2003-06-30
ORGANITECH USA INC
filed 2003-08-20
CIK 832810

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

      As of June 30, 2003, under this private placement agreement the investor transfer to the Company aggregated amount of U.S. $225,000 represents an applicable purchase price for 618,750 shares of common stock to be transferred to the investor by the escrow agent. The payments for January -- June 2003 were not made by the investor.

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

      (5) The investor will have the right to invest in the Company until the end of 2003, based on a price per share that will be:

            A.    U.S.$ 0.18 for investments made prior to October 10, 2003.

            B. U.S.$ 0.40 for investments made from October 11, 2003 till December 31 , 2003.

      (6) The Company shall have the right to terminate the agreement with the investor for any reason on 10 days prior written notice.

      (7) All previous agreements between the Company and investor are terminated.

      On June 20, 2003, pursuant to the "End of Commitment" agreement, the Company instructed the escrow agent to transfer 1,601,435 shares of common stock to the investor.

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

                  (c) Pursuant to the co-operation agreement, Agronaut will be entitled for its investment in marketing and distribution efforts during the first year of the co-operation agreement, evaluated by the parties to U.S.$ 800,000, subject to security purchase agreement to be signed by the parties, to a consideration of 800,000 shares of common stock to be issued by the Company and placed with escrow agent who will transfer such shares to Agronaut on a pro-rata quarterly bases during the first year of the corporation agreement. As of the balance sheet date the parties have not yet signed the security purchase agreement. On May 14, 2003, The Company had issued 600,000 shares of common stock to Agronaut, according to Organitech's board of directors approval of the shares issuance according to the rate of Agronaut marketing and distribution expenses.

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

On June 20, 2003, the Company instructed the escrow agent to transfer 1,601,435 shares of common stock to BLM according to the End of Commitment Addendum.

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

On May 14, 2003, following the board of directors decision from April 9, 2003, the Company issued shares to the following companies:

      1. 600,000 shares of common stock, valued at U.S.$1 per share were issued to Agronaut PTE Ltd, for their marketing and distribution expenses.

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

                                           ORGANITECH USA, INC.


Date: August 20, 2003                  /s/ Lior Hessel
                                       ---------------
                                       Lior Hessel
                                       President and Chief  Executive Officer


Dated: August 20, 2003                 /s/ Doron Shachar
                                       -----------------
                                       Doron Shachar
                                       Secretary and
                                       Acting Chief Executive Officer