Form 10QSB
period 2003-09-30
ORGANITECH USA INC
filed 2003-11-18
CIK 832810

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended September 30, 2003

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

                          P.O. Box 700 Yoqneam, Israel
                    (Address of principal executive offices)

                                 972-4-959-0515
                           (Issuer's telephone number)

                    Yoqneam Industrial Area, Yoqneam, Israel
                       P.O. Box 700, Yoqneam 20692, Israel
      (Former name, former address and former fiscal year, if changed since last report)

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

As of September 30, 2003, this issuer had 17,348,000 shares of its common stock outstanding, including 2,750,000 shares of common stock that are being held in escrow pending the completion of a private placment transaction.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

                              Organitech USA, Inc.
                          (A Development Stage Company)
               Condensed Consolidated Interim Financial Statements

                            as of September 30, 2003

                                   (Unaudited)

Table of Contents
                                                                           Page

Condensed Consolidated Interim Balance Sheets                               3-4

Condensed Consolidated Interim Statements of operations                       5

Condensed Consolidated Interim Statements of Cash Flows                     6-7

Notes to Condensed Consolidated Interim Financial Statements               8-19

                              Organitech USA, Inc.
                          (A Development Stage Company)
                  Condensed Consolidated Interim Balance Sheets

                                      September 30,  September 30,   December 31,
                                           2003           2002          2002
                                      -------------  -------------   ------------
                                        Unaudited      Unaudited       Audited
                                      -------------  -------------   ------------
                                          U.S. $         U.S. $         U.S. $
                                      -------------  -------------   ------------
ASSETS

Current assets:

Cash and cash equivalents                 13,485        166,689         58,422
Bank deposit                              12,452             --             --
Other accounts receivable                149,824         88,046        213,569
Prepaid expenses                           3,877          3,000          8,655
Raw material inventory                    87,389         23,334         23,334
                                         -------        -------        -------

                                         267,027        281,069        303,980
                                         -------        -------        -------

Other assets                                  --         16,880             --
                                         -------        -------        -------

Investment in A.T.A Jordan Valley
Ltd.                                       7,927             --          7,927
                                         -------        -------        -------

Funds in respect of employee
rights upon retirement                    37,456         37,811         43,587
                                         -------        -------        -------

Fixed assets, net                        162,919        130,162        142,221
                                         -------        -------        -------

                                         475,329        465,922        497,715
                                         =======        =======        =======

The accompanying notes are an integral part of the consolidated interim financial statements.

Date of approval of the consolidated interim financial statements: November 18, 2003

-------------------------------    ---------------------------------------    -------------------------------------

         Lior Hessel                            Lior Hessel                              Doron Shachar
   Chairman of the Board of            President and Chief Executive              Secretary and Acting Chief
          Directors                               Officer                              Executive Officer

                              Organitech USA, Inc.
                          (A Development Stage Company)
                  Condensed Consolidated Interim Balance Sheets

LIABILITES AND SHAREHOLDERS' EQUTIY (CAPITAL DEFICIENCY)

                                                  September 30,        September 30,        December 31,
                                                      2003                 2002                 2002
                                                  -------------        -------------        ------------
                                                    Unaudited            Unaudited             Audited
                                                  -------------        -------------        ------------
                                                     U.S. $               U.S. $               U.S. $
                                                  -------------        -------------        ------------
Current liabilities:

Banks credit and Current maturity of
long-term loan                                         61,203                   --               19,022
Trade accounts payable                                261,565               26,290              113,069
Other accounts payable and accrued
liabilities                                           225,912              219,381              142,071
Deferred revenue                                      135,000              135,000              135,000
                                                   ----------           ----------           ----------

                                                      683,680              380,671              409,162
                                                   ----------           ----------           ----------

Long-term loan                                         19,561                   --               37,451
                                                   ----------           ----------           ----------

Liability in respect of  employee
rights upon retirement                                 93,162               56,056               94,263
                                                   ----------           ----------           ----------

Contingency and Commitments (Note 5)

Shareholders' equity (capital deficiency)

Preferred shares U.S.$ 0.10 par
value, authorized -10,000,000 shares
as of September 30, 2003 and 2002
and December 31, 2002                                      --                   --                   --
Common shares of U.S.$ 0.001 par
value, authorized - 80,000,000
shares, issued and outstanding -
14,398,000 as of September 30,
2003, 11,000,000 as of September
30, 2002 and 11,275,000 as of
December 31, 2002                                      14,498               11,100               11,375
Additional paid in capital                          5,121,621            3,498,017            4,116,227
Deferred stock-based compensation                          --              464,907               (7,208)
Accumulated deficit during the
development stage                                  (5,457,193)          (3,944,829)          (4,163,555)
                                                   ----------           ----------           ----------

Total shareholders' equity (capital
deficiency)                                          (321,074)              29,195              (43,161)
                                                   ----------           ----------           ----------

                                                      475,329              465,922              497,715
                                                   ==========           ==========           ==========

The accompanying notes are an integral part of the consolidated interim financial statements.

                              Organitech USA, Inc.
                          (A Development Stage Company)
             Condensed Consolidated Interim Statements of Operations

                                                                                                                         Amounts
                                Nine months ended                   Three months ended               Year ended        accumulated
                                  September 30,                        September 30,                   December        during the
                          -----------------------------         -----------------------------             31,          development
                             2003              2002                2003              2002                2002             Stage
                          ----------        -----------         ----------        -----------         ----------        ---------
                                    Unaudited                            Unaudited                     Audited          Unaudited
                          -----------------------------         -----------------------------         ----------        ---------
                                      U.S. $                               U.S. $                       U.S. $            U.S. $
                          -----------------------------         -----------------------------         ----------        ---------
Revenue from
sales of
PhytoChamber                      --                 --                 --                 --                 --           32,620

Cost of sales                     --                 --                 --                 --                 --           20,567
                          ----------        -----------         ----------        -----------         ----------        ---------

Gross profit                      --                 --                 --                 --                 --           12,053

Research and
development
expenses, net                271,948            331,085             89,622            132,574            368,303        2,766,418

Selling and
marketing expenses           624,843             35,875             10,446             18,019             99,997          870,256

General and
administrative
expenses                     387,550            382,695            113,347             77,375            457,122        1,797,548
                          ----------        -----------         ----------        -----------         ----------        ---------

Operating loss             1,284,341            749,655            213,415            227,968            925,422        5,422,169

Financing
expenses
(income), net                  9,297               (476)             2,345             (5,759)            30,483            3,024

Other expenses,
net                               --                 --                 --                 --             12,000           32,000
                          ----------        -----------         ----------        -----------         ----------        ---------

Loss before
income tax                 1,293,638            749,179            215,760            222,209            967,905        5,457,193

Income tax                        --                 --                 --                 --                 --               --
                          ----------        -----------         ----------        -----------         ----------        ---------

Net loss                   1,293,638            749,179            215,760            222,209            967,905        5,457,193
                          ==========        ===========         ==========        ===========         ==========        =========

Basic and diluted
net loss
Per common share
(Note 3)                       0.104              0.068              0.015              0.020               0.09
                          ==========        ===========         ==========        ===========         ==========

Weighted average
number of common
shares outstanding
used in basic and
diluted loss per
share calculation         12,320,730         11,000,000         13,567,146         11,000,000         11,034,375
                          ==========        ===========         ==========        ===========         ==========

The accompanying notes are an integral part of the consolidated interim financial statements

                              Organitech USA, Inc.
                          (A Development Stage Company)

             Condensed Consolidated Interim Statements of Cash Flows

                                                                                                       Amounts
                                                                                                     accumulated
                                                      Nine months ended             Year ended        during the
                                                         September 30,             December 31,       development
                                                    2003              2002             2002              stage
                                                 ---------------------------       ------------      ------------
                                                           Unaudited                  Audited          Unaudited
                                                 ---------------------------       ------------      ------------
                                                   U.S. $            U.S. $           U.S. $            U.S. $
                                                 ----------         --------       ------------      ------------
Cash flows used in operating activities:

Net loss for the period                          (1,293,638)        (749,179)        (967,905)        (5,457,193)
                                                 ----------         --------         --------         ----------

Adjustments to reconcile net loss to net cash used in operating activities:

Amortization of deferred stock-based
compensation                                          7,208           38,578           47,948            481,485
Depreciation                                         23,721           18,317           26,711             82,426
Liability for employee rights upon
retirement                                           (1,101)          (6,535)          30,031             93,162
Amounts assigned to issuance of warrants
to service providers                                 82,554               --            2,116             84,670
Issuance of shares in non-cash
transactions - Annex A                              652,000               --               --            652,000

Changes in assets and liabilities:

Decrease (Increase) in other accounts
receivable                                           63,745          (16,881)        (142,404)          (149,824)
Decrease (Increase) in prepaid expenses               4,778           33,852           28,197             (3,877)
Increase in raw material inventory                  (64,055)         (11,526)         (11,526)           (87,389)
Increase (Decrease) in trade accounts
payable                                             148,496         (109,495)         (22,716)           261,565
Increase in other accounts payable                   84,224           96,058           16,759            225,792
Increase in deferred income                              --               --               --            135,000
                                                 ----------         --------         --------         ----------

Total adjustments                                 1,001,570           42,368          (24,884)         1,775,010
                                                 ----------         --------         --------         ----------

Net cash used in operating activities              (292,068)        (706,811)        (992,789)        (3,682,183)
                                                 ----------         --------         --------         ----------

Cash flows from investing activities :

Decrease (Increase) in funds in respect
of employee rights upon retirement                    6,131               --           (4,135)           (37,456)
(Increase) decrease in short-term bank
deposit                                             (12,452)         196,551          196,551            (12,452)
Investment in fixed assets                          (44,419)         (43,380)         (63,833)          (245,345)
Realization of other assets                              --               --           16,880                 --
Investment in A.T.A Jordan Valley Ltd.                   --               --           (7,927)            (7,927)
                                                 ----------         --------         --------         ----------
Net cash (used in) provided by investing
activities                                          (50,740)         153,171          137,536           (303,180)
                                                 ----------         --------         --------         ----------

Cash flows from financing activities :

Increase in Banks credit                             39,231               --               --             39,231
Long-term loan                                      (14,940)              --           56,473             41,533
Proceeds for future share issuance, net              50,700               --          134,884             50,700
Proceeds from issuance of shares,
net of issuance expenses                            223,263          100,000          100,000          3,867,264
                                                 ----------         --------         --------         ----------

Net cash provided by financing activities           298,254          100,000          291,357          3,998,728
                                                 ----------         --------         --------         ----------

The accompanying notes are an integral part of the consolidated interim financial statements

                              Organitech USA, Inc.
                          (A Development Stage Company)

             Condensed Consolidated Interim Statements of Cash Flows

                                                                                                   Amounts
                                                                                                 accumulated
                                                   Nine months ended            Year ended        during the
                                                     September 30,             December 31,      development
                                                 2003             2002             2002             stage
                                               -------------------------       ------------      ------------
                                                       Unaudited                  Audited          Unaudited
                                               -------------------------       ------------      ------------
                                                U.S. $           U.S. $           U.S. $            U.S. $
                                               --------         --------       ------------      ------------
Net cash used in operating activities          (292,068)        (706,811)        (992,789)        (3,682,183)

Net cash (used in) provided by
investing activities                            (50,740)         153,171          137,536           (303,180)

Net cash provided by financing
activities                                      298,254          100,000          291,357          3,998,728

Effect of exchange rate changes on cash            (383)              --            1,989                120
                                               --------         --------         --------         ----------

Net (decrease) increase in cash and
cash equivalents                                (44,937)        (453,640)        (561,907)            13,485

Cash and cash equivalents at
beginning of period                              58,422          620,329          620,329                 --
                                               --------         --------         --------         ----------

Cash and cash equivalents at end of
period                                           13,485          166,689           58,422             13,485
                                               ========         ========         ========         ==========

Annex A - Supplementary disclosure of
non-cash transactions

During the reporting period, the
Company issued shares in exchange for
liabilities to shareholders and services rendered by third party as follows:

Management fees - see Note 4 A                   52,000                                               52,000
Marketing and distribution expenses -
see Note 5B(2)                                  600,000                                              600,000
                                               --------                                           ----------

                                                652,000                                              652,000
                                               ========                                           ==========

Supplementary disclosure of cash flow
information:

Interest received, net                              720            1,632            1,822
                                               ========         ========         ========

Income tax paid, net                                 --           (1,357)          (2,491)
                                               ========         ========         ========

The accompanying notes are an integral part of the consolidated interim financial statements

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

      C. The Company has not generated material revenues from sales of the GrowTECH 2000 platform, and has incurred losses from operations at the amount of U.S$ 1,293,638, U.S.$ 749,179, U.S.$ 967,905 and U.S.$
            5,457,193 for the nine -month periods ended September 30, 2003 and 2002, for the year ended December 31, 2002 and for the period from July 4, 1999 (inception) to September 30, 2003, respectively.

            The Company does not have sufficient cash to satisfy its operational and developmental requirements over the next 12 months which raise substantial doubt about its ability to continue as a going concern.

            The continuation of the Company's operations as a "going concern" is dependant upon its ability to invest the required resources in completion of the research and development, the quality of its technologies, future market, selling the GrowTECH 2000 and GrowTECH 2500 platform and the continued financial support of its shareholders or on obtaining additional external sources of financing, in order to secure the continuity its operations.

                              Organitech USA, Inc.
                          (A Development Stage Company)

     Notes to Condensed Unaudited Consolidated Interim Financial Statements

Note 2 - Basis of Presentation

      A. The accompanying unaudited interim consolidated financial statements as of September 30, 2003 and for the three month period then ended ("the Interim Financial Statements") were prepared in a condensed form in accordance with the instructions for Form 10-Q and, therefore, do not include all disclosures necessary for a complete presentation of financial condition, results of operations, cash flows and all the data and notes which are required when preparing annual financial statements, in conformity with generally accepted accounting principles

      B. The accounting principles used in the presentation of Interim Financial Statements are consistent with those principles used in the presentation of the latest annual financial statements. All significant accounting policies have been applied consistently with year ended December 31, 2002.

      C. The preparation of Interim Financial Statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation of the Interim Financial Statements have been included. The results of operations for the nine-month period ended September 30, 2003, are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. The Interim Financial Statements should be read in conjunction with the Company's annual financial statements as of December 31, 2002 and for the year then ended and the accompanying notes thereto.

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

Note 4 - Private placement and equity agreements

      A. On June 16, 2002, the Company entered into a private placement agreement with third party ("investor"), with respect to the issuance of 5,500,000 shares of common stock, at a price of U.S.$.
            0.363 per share, and granting to the investor option to purchase 188,179 shares of common stock at an exercise price of U.S.$ 0.0001 per share; and 46,242 shares of common stock at an exercise price of U.S.$ 1 per share; represent after giving effect to their issuance 33.1/3 % of the Company's outstanding share capital on a fully diluted basis.

            On June 16, 2002, the Company and the investor, signed on amended schedule to the private placement agreement, whereby:

                              Organitech USA, Inc.
                          (A Development Stage Company)

     Notes to Condensed Unaudited Consolidated Interim Financial Statements

Note 4 - Private placement and equity agreements (continued)

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

            On October 8, 2002 the Company delivered to an escrow agent 5,500,000 shares of the common stock to be registered on the name of the investor to be transfered to the investor based upon actual payment of their purchase price.

            On May 27, 2003, the Company and the investor signed an "End of Commitments Agreement", whereby:

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

            (3) The investor agreed to exercise the option to purchase 188,179 shares of common stock at an exercise price of U.S.$ 0.0001 per share, and the Company agreed to instruct the escrow agent to transfer to the investor a total of 188,179 shares of common stock, out of the 5,500,000 shares held by the escrow agent.

            (4) The option to purchase 46,242 shares of common stock at an exercise price of U.S.$ 1 per share will remain outstanding.

            (5) The investor reserve the right to invest in the Company, based on agreed upon price per share of common stock as follows:

                  (a) U.S.$ 0.18 for investments that will be made prior to November 30, 2003.

                  (b) U.S.$ 0.40 for investments that will be made on December 31, 2003 through September 30, 2004.

            (6) The Company shall have the right to terminate the agreement with the investor for any reason whit prior written notice of 10 days.

            (7) The investor will be entitled to management fees equivalent to a cost of U.S.$. 4,000 per month.

            (8) All previous agreements and understanding between the Company and investor are terminated.

            As of September 30, 2003, pursuant to the End of Commitment Agreement, the Company instructed the escrow agent to transfer a total of 2,750,000 shares of common stock to the investor.

                              Organitech USA, Inc.
                          (A Development Stage Company)

     Notes to Condensed Unaudited Consolidated Interim Financial Statements

Note 4 - Private placement and equity agreements (continued)

            On October 10, 2003, subsequent to the balance sheet date the investor and the Company signed an amendment to the End of Commitments Agreement that extended the dates abovementioned as follows:

            The investor reserve the right to purchase additional 2,938,179 shares based on agreed upon price per share of common stock as follows:

            (a) U.S.$. 0.18 per share for purchases made prior to November 30, 2003.

            (b) U.S.$. 0.40 per share for purchases that will be made on December 1, 2003 Through September 30, 2004.

            On November 4, 2003 subsequent to the balance sheet date pursuant to the amended End of Commitment Agreement, to the Company instructed the escrow agent to transfer 1,100,000 shares of common stock to the investor.

      B. On July 17, 2003, the Company and its fully owned subsidiary company Organitech Ltd. ("OTI") Signed a memorandum of understanding ("MOU") with Netafim (A.C.S) Ltd. cooperative society incorporated under the laws of the State of Israel ("Netafim") which approved by the Company and OTI Board of Directors, whereby:

            At the first period - from execution of the MOU and not later than December 31, 2003.

            (1) Netafim will finance the operations of OTI until December 31, 2003 in the amount of U.S.$100,000, according to an agreed upon business plan, detailed working plan and budget (the "Netafim's Capital"). Netafim's Capital will be used only for OTI's operations and will not serve to pay any debts or liabilities of the Company.

            (2) Upon execution of the MOU and through December 31, 2003, Netafim will also provide services as described in the MOU to OTI at an agreed upon cost based on fair market value to be determined in accordance with Netafim's prices to other Netafim's affiliates.

            (3) In consideration for Netafim's Capital, as well as, the cost of the services to be provided by Netafim, OTI shall issue, no later then December 31, 2003, shares to Netafim ("First Period Shares"), at a price per share based on OTI post-money valuation of U.S.$ 1,176,471 ("Share Price"). Netafim will have full-ratchet and anti-dilution protection if OTI issues any shares or convertible securities at a price lower than the share price.

            (4) In the event that Netafim chooses to terminate the MOU pursuant to the provisions set forth in the MOU, any and all Netafim's Capital, as well as, the cost of services invested in OTI up to such termination event, shall be considered to constitute a loan linked to the U.S.$ exchange rate and bear interest at an annual rate of 5%, to be repay by OTI to Netafim on 6 monthly equal installments, the first of which shall be paid within 30 days from the date of the MOU termination.

                              Organitech USA, Inc.
                          (A Development Stage Company)

     Notes to Condensed Unaudited Consolidated Interim Financial Statements

Note 4 - Private placement and equity agreements (continued)

      B.    Continued

            At the second period - from end of First Period and until Netafim holds 51% of issued and outstanding share capital of OTI.

            (1) At the election of Netafim, OTI shall issue shares to Netafim that following to such issuance, together with the shares issued in the First Period, Netafim shall hold 51% of the issued and outstanding share capital of OTI, on a fully diluted basis, ("Second Period Shares"). Netafim's said right may be exercised at any time prior to December 31, 2003 at a price per Second Period Shares equal to OTI Share Price, which will be subject to anti-dilution adjustment, so that the price to be paid equivalent to the cost of the services rendered by Netafim will not exceed OTI Share Price of the most recent investment in OTI.

            (2) The Second Period Shares will be held in escrow to be released on a monthly pro-rata basis to an aggregate amount of U.S.$ 500,000 cost of services, including the cost of the services to be provided by Netafim during the First Period, through 31 December 2006. Notwithstanding the foregoing, Netafim will have full voting control of the Second Period Shares, as long as Netafim dose not default on the supply of the services.

            Special provisions

            (1) Following the exercise of Netafim's right with respect to the Second Period Shares, Netafim shall have the right to appoint a majority of the directors for OTI Board of Directors, management and its legal counsel.

            (2) In the event that the operations of OTI will require funding additional to Netafim's Capital ("Working Capital"), the Parties will contribute the Working Capital on a pro-rata basis of their share holdings, and such contribution shall constitute a shareholders' loan. A party that fails to provide its pro-rata additional contribution within 6 months from the call date shall have its share holding diluted.

            (3) The MOU is subject to termination of all of the distribution agreements and MOU's signed by OTI and the Company and subject to termination of the Private placement as describe in Note 4.

            (4) Throughout the duration of the MOU, the Company and OTI undertake to refrain from signing any agreement and/or committing in any way with regards to any investment in OTI with any third party, without the prior consent of Netafim.

            As of the balance sheet date Netafim has not finance any of OTI activities.

                              Organitech USA, Inc.
                          (A Development Stage Company)

     Notes to Condensed Unaudited Consolidated Interim Financial Statements

Note 4 - Private placement and equity agreements (continued)

      C. On July 15, 2003, the Company and Dutchess Capital Management, LLC ("Dutchess") signed on a term sheet for equity line of credit ("Equity Line") which was approve on July 31, 2003 by the Company's Board of Directors, whereby:

            (1) Dutchess shall be commited to purchase up to U.S.$ 5,000,000 of the Company's shares of common stock ("Stock") over the course of 36 months ("Line Period"), after the date either free trading shares are deposited into an escrow account or a registration statement of the Stock has been declared effective ("Effective Date") by the U.S. Securities and Exchange Commission ("SEC").

            (2) The amount that the Company shall be entitled to withdraw from the Equity Line is equal to 200% of the averaged daily volume of the Company's share trading ("ADV") multiplied by the average of the 3 daily closing ("Best Bid") prices immediately preceding the Put Date. The ADV shall be computed of using the 10 trading days prior to the Put Date.

            (3) If the market price with respect to the Put Notice does not meet 75% of the closing Best Bid price of the Company common stock for the 10 trading days prior to the Put Date, the Company shall automatically withdraw the portion the Put Notice amount.

            (4) The Company will issue shares in respect of the exercised Equity Line base upon 94% of the lowest Company Best Bid price of the Company's share at the 5 consecutive trading days immediately after the Put Date.

            Management is of the opinion that there is no assurance that the terms and conditions of the term sheet will not be changed or that such offering will be completed.

            As of the balance sheet date the Company has not yet executed the Equity Line.

Note 5 - Contingencies and commitments

      A.    Royalty commitments under research and development programs

            (1) Organitech Ltd. is committed to pay royalties to the Israeli government on proceeds from the sales of products, which the Israeli government participated in their research and development by the way of grants. Under the terms of the Company's approved funding programs by the Israeli government
                  - Office of the Chief Scientist ("OCS"), royalty payments are computed on the portion of sales from such products at a rate 3% to 5%. The commitment to the OCS is limited to the amount of the received participation.

                  The terms of the OCS grants restrict Organitech Ltd's ability to manufacture products or transfer the technologies developed using these grants outside of Israel.

                  As of September 30, 2003, the balance of royalty bearing grants due by the Company to the OCS is U.S. $ 472,735.

                              Organitech USA, Inc.
                          (A Development Stage Company)

     Notes to Condensed Unaudited Consolidated Interim Financial Statements

Note 5 - Contingencies and commitments (continued)

      A.    Royalty commitments under research and development programs
            (continued)

            (2) In September 2001, Organitech Ltd. received an approval for Magnaton Research and Development program through the OCS. Magnaton program reflects a joint venture between Organitech Ltd. and the Weitzman Institute in order to develop new varieties of miniature tomatoes that can be adapted to the GrowTECH 2000 system.

                  The OCS participates in 66% of the research and development expenses incurred subject to a maximum amount of approximately U.S.$ 85,000.

                  As of September 30, 2003, Organitech Ltd. received from the OCS a payment of U.S.$ 82,044. Organitech Ltd. is committed to pay royalties to the Weitzman Institute up to 5% on sales of products developed with the grants participation of the Magnaton program.

            (3) In November 2001, Organitech Ltd. and third party a Singaporean Company -"Agronaut", see Note 5B(2), received approval from the Singapore-Israel Industrial Research and Development ("SIIRD") for funding the development of an updated commercial version of the GrowTECH. SIIRD will participate in 40% of the research and development expenses incurred by Organitech Ltd. and Agronaut, limited to a maximum amount of U.S.$ 421,359. As of September 30, 2003 Organitech Ltd. has received U.S.$ 291,376 from SIIRD. Organitech Ltd., and Agronaut are committed to pay royalties to SIIRD ranging from 1.5% to 2.5% on sales of products developed with the grants participation of SIIRD. The commitment for royalty payments to SIIRD is limited to the amount of received participation.

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

                  Organitech Ltd. and Net Alim are negotiating certain claims of Net Alim concerning the GrowTECH platforms delivered and the exclusive marketing rights. Management is of the opinion, based upon its legal advisor opinion that the Company's exposure in respect of these claims would not have material adverse effect, on the Company's financial statements - see also Note 6.

                              Organitech USA, Inc.
                          (A Development Stage Company)

     Notes to Condensed Unaudited Consolidated Interim Financial Statements

Note 5 - Contingencies and commitments (continued)

      B.    Distribution agreement (continued)

            (2)   In Asia pacific

                  (a) On August 27, 2002, the Company and a Singaporean company ("Agronaut") singed a co-operation agreement, whereby the Company granted Agronaut exclusive rights to sell and distribute the Company's systems during 10 years within Singapore; and during 6 years within Korea, Taiwan and other countries within South East Asia, as well as, non exclusive distribution rights in the rest of Asia region. Pursuant to the co-operation agreement Agronaut is committed, in order to retain its exclusive rights, to sale at least 6% out of the total worldwide sales of the Company.

                  (b) Pursuant to the co-operation agreement, the Company granted Agronaut with the option to purchase during eight months upon signing the co-operation agreement, 20 systems produced by the Company at cost price, provided that the Company complete full upgrading of 2 beta systems installed in Singapore within 2 month following signing the co-operation agreement - see (c) below.

                  (c) Pursuant to the co-operation agreement, Agronaut will be entitled for its investment in marketing and distribution efforts during the first year of the co-operation agreement, evaluated by the parties to U.S.$ 800,000, subject to security purchase agreement to be signed by the parties, to a consideration of 800,000 shares of common stock to be issued by the Company and placed with escrow agent who will transfer such shares to Agronaut on a pro-rata quarterly basis during the first year of the co-operation agreement.

                        As of the balance sheet date the parties have not yet signed the security purchase agreement.

                        On May 14, 2003, the Board of Directors of the Company authorized the Company to issue 800,000 shares of common stock to Agronaut out of which 600,000 shares of common stock were transferred to Agronaut in consideration for its investment of U.S.$ 600,000 in marketing and distribution expenses pursuant to the co-operation agreement.

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

                              Organitech USA, Inc.
                          (A Development Stage Company)

     Notes to Condensed Unaudited Consolidated Interim Financial Statements

Note 5 - Contingencies and commitments (continued)

      C. In July 2000, the Company signed a memorandum of understanding ("MOU") with Agronaut, whereby the Company committed to sell two beta version GrowTECH platforms ("GrowTECH platforms") in consideration for U.S.$ 50,000 each. The Company received an advance of U.S.$100,000 for two GrowTECH platforms, which were delivered during June 2001. The parties agreed upon the followings:

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

      D. On December 1,2001, the Company and Agronaut signed an agreement to incorporate, subject to obtaining sufficient government and/or private funding, a 50-50 joint venture in Singapore with authorized share capital of 100,000 Singapore dollars to, be engaged in the Agro-Technologies field under the name of "Organitech Asia".

      E. On December 31, 2002, Organitech Ltd. and Ocean Culture Ltd. a Company controlled by lior Hessel - shareholder and CEO of the Company, entered into an agreement whereby, Organitech Ltd. will develop a prototype of the GrowTECH platform for ocean culture at a consideration of U.S.$ 15,000 in cash and U.S.$ 35,000 to be paid by the issuance of 15,272 shares of Ocean Culture, consisting, following the issuance of such shares, 18% out of the outstanding issued share capital of Ocean Culture.

            As of the balance sheet date the Company have received U.S.$ 5,000 down payment by Ocean Culture Ltd.

                              Organitech USA, Inc.
                          (A Development Stage Company)

      Notes to Condensed Unaudited Consolidated Interim Financial Statement

Note 5 - Contingencies and commitments (continued)

      F. On July 1, 2003 the Company and Mr. Simon Zenaty ("Simon") signed a managing agreement, whereby:

            (1) Simon will dedicate all the necessary efforts needed and requested by the Company, up to a limit of an average of 100 hours per month.

            (2) the Company will compensate Simon for his efforts, as described above, by committing to pay Simon the mounts of U.S $ 4,000 per month, starting form July 2003.

            (3) Simon will have the right to ask for its remuneration in the following conditiions:

                  (a) A monthly cash payments, only when the Company cash flow allow it.

                  (b) Until the Company cash flow will allow the monthly cash payments, the amounts will be accumulated, and the Company will pay a quarterly interest amount based on an annual rate of 5%.

                  (c) Simon will have the right to request, at any time, the exchange of the accumulated management fees, including accumulated interest ("Call Option") for the Company's' shares of common stock at a price computed as 75% of the average closing market price of the Company's shares during the three months prior to the date of the exchange.

            (4) Simon and the Company agree that each of the parties will be allowed to terminate this agreement with a 60 days written notice to the other party.

            (5) In case of termination of this management agreement the parties will act as follows:

                  (a) Simon will be allowed to execute its call option for the total accumulated amount (including interests) until the termination date;

                  (b) or the Company will pay Simon by the termination date the total accumulated amount (including interests) in cash.

      G. On 2002, Organitech Ltd. executed its option for extension of its rental agreement of premises signed on 2000, for a period of one year commencing May 31, 2002. On June 1, 2003, Organitech Ltd. Moved its base of operation and signed a 3 year rental agreement in Yokneam minimum future payments due during 2003, under this rental agreement are U.S.$ 4,350.

      H. The Company maintains a worldwide directors and officers insurance policy that cover, subject to the Israeli law and Jurisdiction, in management's opinion, all reasonable risks up to U.S.$ 2 million. This insurance policy is for a period of one year ended September 2004, with annual cost of premium to the Company of approximately U.S.$ 31,000.

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

      J. On April 9, 2003 the Company's Board of Directors authorized the Company to issue in respect of the Company's commitment 57,280 shares of common stock under certain agreements to pay brokerage fees and commission for services provided to the Company by third parties and a related party, out of which 9,280 shares to a related party. Those shares were not issued yet.

            On May 14, 2003, the Company had issued 48,000 shares of common stock under such agreements.

Note 6 - Investment in affiliated company

      On December 2002, Organitech Ltd. and 2 other third parties have completed the foundation of 33.1/3% each Israeli joint venture in the name A.T.A Jordan Valley Ltd. ("ATA"). ATA will be engaged in the Agro-Technologies field within Israel, including distribution, sale and service of the Company's systems.

      Organitech Ltd. granted ATA, under certain conditions, exclusive agency rights within Israel for Company's systems. ATA plan to commence its operation during 2003. As of September 30, 2003, Organitech Ltd. has invested U.S.$ 7,927 as an equity investment in ATA.

Note 7 - Subsequent events

      A. On October 19, 2003, the Company entered into partnership agreement with third party for the incorporation of Organitech Finland, a company to be registered under Finland law, to be held at 51% by the Company.

            Organitech Finland will be engaged with the setting of a farm in Finland, for the growing and marking Hydrophonic fresh vegetable. The parties committed to invest in Organitech Finland 70,000 EURO, each, in cash or in cash equivalents, and to appoint one representative each for the management of Organitech Finland, so all decisions will be taken by the management of Organitech Finland unanimously.

                              Organitech USA, Inc.
                          (A Development Stage Company)

     Notes to Condensed Unaudited Consolidated Interim Financial Statements

Note 7 - Subsequent events (continued)

      B. On October 13, 2003, subsequent to the balance sheet date the Company and MC Services AG ("MC") entered into advising and public relation service agreement which was approved by the Company's Board of Directors on October 17, 2003, for a period of ten mounts commencing November 1, 2003 at the cost of U.S.$. 147,500.

            The Company may choose to pay in cash or provide full tradable shares under Form SB-2 - see Note 4C of the Company at price computed as the 20 days average closing share price of the months prior to the related service period limited to U.S.$ 0.30 per share.

      C. On October 1, 2003, subsequent to the balance sheet date the Company entered into 24 month consulting agreement with third party (The - "Consultant"). Pursuant to the consulting agreement the consultant will provide the Company business consulting services for a consideration of 550,000 shares of common stock to be issued by the Company to the consultant at a price of U.S.$ 0.20 per share Under Form S-8 registration statement.

Item 2. Management's Discussions and Analysis

Forward Looking Statements

This report contains forward-looking statements about our plans, objectives, expectations and intentions. You can identify these statements by words such as "estimate," "expect," "project," "plan," "intend," "believe," "may," "will," "anticipate" or other similar words. You should read statements that contain these words carefully. They discuss our future expectations, contain projections concerning our future results of operations or our financial conditions or state other forward-looking information, and may involve known and unknown risks over which we have no control. We cannot guarantee any future results, level of activity, performance or achievements or our ability to continue as a going concern. Moreover, we assume no obligation to update forward-looking statements or update the reasons why actual results could differ materially from those anticipated in forward-looking statements.

Description of Business

Our core business is conducted primarily through our wholly-owned subsidiary OrganiTech Ltd., a company organized under the laws of Israel (hereinafter, "OrganiTech"). OrganiTech develops technologies, platforms, and applied engineering solutions that cost effectively and completely automate the method by which many foods, plants, and extracts are cultivated. Since OrganiTech's formation, it has been developing its first proprietary solution, the GrowTECH 2000(TM) ("GrowTech"), which is a low input-high output, self-contained, portable, robotic, sustainable agricultural platform designed to automatically seed, transplant and harvest commercial quantities of hydroponic, pesticide free, green leaf vegetables. OrganiTech has received 2 U.S. patents for the GrowTech, which we believe will provide OrganiTech with a strong advantage over its competitors and enable OrganiTech to increase its research and development efforts of integrating the technologies of the GrowTech into new platforms. OrganiTech commenced the commercial launch and initial sales of a different line of its products, PhytoChamber(TM). PhytoChamber is a two-chambered, cost-effective platform that maximizes growth conditions for certain plants used by biotechnology researchers.

GROWTECH - 2500

The Company's principal product is the GROWTECH 2500, an automated machine using the technology developed by the company and combining it with a greenhouse structure that enables the growth of leafy vegetables in a highly economically, clean surrounding, making optimal use of resources such as water, labor and land. The vegetables are, naturally, pesticides free and enjoy extended shelf-life. 2 GT-2500 machines were already sold and are curretly operating successfully.

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

The GT-3000 and GT-4000, both have a horizontal version GT-X500 that is more suitable for geographical areas that can use a significant supply of sunlight throughout the year. This will enable the Company to market its products in these countries as well and not be limited to difficult climate countries only.

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

On June 1, OrganiTech had moved it's offices and production facilities to Yoqneam. OrganiTech has received approval from the Investment Center of the Israel Ministry of Commerce and Trade to operate a production facility under certain tax exempt conditions. The receipt of such tax benefits is conditional upon OrganiTech's fulfilling certain obligations stipulated by Israeli law, regulations published thereunder and instruments of approval, such as moving our operations into a certain geographic area as determined by the Investment Center, and therefore the change of location was crucial. If OrganiTech fails to comply with such conditions, the tax benefits may be canceled and OrganiTech may be required to refund, in whole or in part, any benefits previously received. In connection with the production facility, we and/or OrganiTech may purchase plant equipment or other significant equipment.

Plan of Operations

We intend to focus the majority of our financial resources over the next 12 months on OrganiTech, which is endeavoring, among other things, to complete development of the different versions of GrowTech machines and increase the marketing efforts related thereto. A significant part of our attention will be given to OrganiTech Finland, in order to establish the hydrophonics farm in Finland. The primary research and development goals of OrganiTech over the next 12 months are to:

o     Develop a commercially viable cultivation platform for green leaf plants;

o     Establish significant commercial relationship in North America and Europe.

o Continue research on the development of new platforms by migration of its existing technologies to new applications;

o Improve the operational characteristics of the GrowTech 2000 and GrowTech 2500 and the PhytoChamber;

o     Research new potential markets and opportunities.

We plan to complete our project in Singapore, commonly with out Singaporean partner, Agronaut PTE. Ltd. In order to fund this activity in Singapore, OrganiTech and a Agronaut have received approval for financing from the Singapore-Israel Industrial Research and Development Foundation ("SIIRDF"). SIIRDF is funding 40% of the research and development expenses incurred in connection with the development of a commercial version of the GrowTech, up to a maximum amount of U.S.$421,359. OrganiTech has received final approval from the SIIRDF for the funding project.

OrganiTech, together with the Singaporean company, will be obligated to pay royalties to SIIRDF ranging from 1.5% to 2.5% on sales of products developed with the funding from the SIIRDF. The amount of royalties payable to the SIIRDF shall not exceed the amount of funding from the SIIRDF. In March 2003, OrganiTech received U.S.$39,200 from SIIRDF. During 2003, the Company expects to receive an additional $10,000.

OrganiTech is also planning to increase its involvement with its business activities in Europe and North America. OrganiTech is currently negotiating with third parties to establish beta site farms in Europe and North America. Recently, The Company signed a founders Agreement with a finish partner, in order to establish OrganiTECH Finland, a sub-company that will purchase and operate a GrowTech 2000 Farm in Finkand during the first Half of 2004.

Liquidity and Capital Resources

On June 16, 2002, the Company entered into a private placement agreement with third party ("investor"), with respect to the issuance of 5,500,000 shares of common stock, at a price of U.S.$. 0.363 per share, and granting to the investor option to purchase 188,179 shares of common stock at an exercise price of U.S.$
0.0001 per share; and 46,242 shares of common stock at an exercise price of U.S.$ 1 per share; represent after giving effect to their issuance 33.1/3 % of the Company's outstanding share capital on a fully diluted basis. On June 16, 2002, the Company and the investor, signed on amended schedule to the private placement agreement, whereby:

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

On October 8, 2002 the Company delivered to an escrow agent 5,500,000 shares of the common stock to be registered on the name of the investor to be transfered to the investor based upon actual payment of their purchase price.

On May 27, 2003, the Company and the investor signed an "End of Commitments Agreement", whereby:

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

(3) The investor agreed to exercise the option to purchase 188,179 shares of common stock at an exercise price of U.S.$ 0.0001 per share, and the Company agreed to instruct the escrow agent to transfer to the investor a total of 188,179 shares of common stock, out of the 5,500,000 shares held by the escrow agent.

(4) The option to purchase 46,242 shares of common stock at an exercise price of U.S.$ 1 per share will remain outstanding.

(5) The investor reserve the right to invest in the Company, based on agreed upon price per share of common stock as follows:

      (a) U.S.$ 0.18 for investments that will be made prior to November 30, 2003.

      (b) U.S.$ 0.40 for investments that will be made on December 31, 2003 through September 30, 2004.

(6) The Company shall have the right to terminate the agreement with the investor for any reason whit prior written notice of 10 days.

(7) The investor will be entitled to management fees equivalent to a cost of U.S.$. 4,000 per month.

(8) All previous agreements and understanding between the Company and investor are terminated.

As of September 30, 2003, pursuant to the End of Commitment Agreement, the Company instructed the escrow agent to transfer a total of 2,750,000 shares of common stock to the investor.

On October 10, 2003, subsequent to the balance sheet date the investor and the Company signed an amendment to the End of Commitments Agreement that extended the dates abovementioned as follows:

The investor reserve the right to purchase additional 2,938,179 shares based on agreed upon price per share of common stock as follows:

(a)   U.S.$. 0.18 per share for purchases made prior to November 30, 2003.

(b) U.S.$. 0.40 per share for purchases that will be made on December 1, 2003 Through September 30, 2004.

On November 4, 2003 subsequent to the balance sheet date pursuant to the amended End of Commitment Agreement, to the Company instructed the escrow agent to transfer 1,100,000 shares of common stock to the investor.

Dutchess LLC

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

A.T.A. Nehar Hayarden had signed an agreement for the supplying of one Growtech 2500 machine in Eilat, Israel, which has been fully produced and installed by OrganiTech during the third quarter of 2003.

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

Subsequent events

B.L.M N.V. - Release of shares from escrow

For investments made by B.L.M. N.V. after the last issuance of shares, The Compay had ordered the Escrow agent to release further 1,100,000 shares on November 4, 2003.

MC-Services

On October 1, 2003, The company signed a PR/IR Agreement with a German Company MC-Services Ltd. Under the terms set in this Agreement, MC-Services wil provide the Company and Organitech with PR and IR services over a period of 10 months, commencing on November 1, 2003. The Company will pay MC-Services the total amount of 147,500 US$, having the choice to substitute money payments with shares, valued at the higher between:

o     0.30$ per share; or:

o     The average closing price of the last 20 days before any payment.

S-8 filing - Haggai Ravid

On October 1 2003, The Company signed a consulting agreement with Mr. Haggai Ravid for business consulting, business development, Business strategy and performance evaluation. The term of the agreement is 24 months from the signing of the Agreement and in return the Company will issue Mr. Ravid 550,000 shares of common stock, under the S-8 filing.

The S-8 filing was executed on November 3 2003, and the shares were issued on November 15th 2003.

Item 3. Controls and Procedures

In connection with the filing of this report, OrganiTech's Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness of OrganiTech's disclosure controls and procedures (as defined in Securities Exchange Act Rule 13a-15(e)).

Based upon that evaluation, such officers concluded that, as of September 30, 2003, OrganiTech's disclosure controls and procedures are adequate and designed to ensure that material information relating to OrganiTech and its consolidated subsidiaries would be made known to them by others within those entities.

During the fiscal quarter ended September 30, 2003, there were no significant changes in OrganiTech's internal control over financial reporting or, to the knowledge of OrganiTech, in other factors that has materially affected, or is reasonably likely to materially affect, such control.

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

(b)   Reports on Form 8-K.

      None filed during the third fiscal quarter of 2003.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          ORGANITECH USA, INC.


Date:  November 18, 2003                  /s/ Lior Hessel
                                          ---------------
                                          Lior Hessel
                                          President and Chief Executive Officer


Dated: November 18, 2003                  /s/ Doron Shachar
                                          -----------------
                                          Doron Shachar
                                          Secretary and
                                          Acting Chief Executive Officer