Form 10KSB
period 2003-12-31
ORGANITECH USA INC
filed 2004-04-30
CIK 832810

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB
                Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934
                                   (Mark One)
                [X] Annual report pursuant to section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                   For the fiscal year ended December 31, 2003

             [_] Transition report under section 13 or 15(d) of the
            Securities Exchange Act of 1934 For the transition period
                   from ___________________ to ______________

                        Commission File Number 000-22151

                              ORGANITECH USA, INC.
                 (Name of small business issuer in its charter)

           Delaware                                        93-0969365
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)

          Yoqneam Industrial Area, P.O. Box 700, Yoqneam 20692, Israel
                    (Address of principal executive offices)

                                 972-4-9590-515
                           (Issuer's telephone number)

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

                               Yes [X]     No [_]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-KSB or any amendment to this Form 10-KSB. [_]

          The issuer's revenue for its most recent fiscal year was: $0

The aggregate market value of the registrant's voting and non-voting common equity held by non-affiliates of the registrant as of February 28, 2004 was $6,345,786 based upon the average of the bid and asked price of the registrant's common stock.

As of April 29, 2004, the issuer had 18,880,819 shares of its common stock outstanding, including 550,000 shares of common stock that are being held in escrow pending the completion of a private placement transaction.

               Transitional Small Business Format: Yes [X] No [_]
                      Documents incorporated by reference:
   [Registrant's Proxy Statement for its 2003 Annual Meeting of Stockholders]

                                     PART I

ITEM 1.      DESCRIPTION OF BUSINESS

GENERAL

The Company was organized as a Colorado corporation on December 8, 1981 under the name Triangle, Inc. Since its formation, the Company has undergone numerous transitions and changes in its development and business strategies, as well as its name.

The Company is presently and primarily engaged through its wholly-owned subsidiary, Organitech, Ltd., an Israeli corporation ("Organitech"), in the development and production of technologies, platforms, and applied engineering solutions that cost effectively and completely automate the method by which many foods, plants, and extracts are cultivated. Since its formation, Organitech has been developing its first proprietary solution, the GrowTech 2000TM ("GrowTech or GT-2000"),which is a low input-high output, self-contained, portable, robotic, sustainable agricultural platform designed to automatically seed, transplant and harvest commercial quantities of hydroponic, pesticide free, green leaf vegetables. OrganiTech had received U.S. patents for the GrowTech 2000 which should provide the company with a strong advantage over its competitors and enable the Company to increase its research and development efforts of integrating the technologies of the GrowTech 2000 into new platforms.

OrganiTech also developed the GROWTECH 2500, an original system that combines the technology already applied in the GT-2000, with an advanced green house technology that enables an optimal usage of resources to ensure high quality yield of fresh leafy vegetables. the GrowTech 2500TM, a variation of the GT-2000 system, is designed for environments in which solar energy and sunlight are readily available to replace more expensive energy sources, thereby reducing the operating costs of the system.

OrganiTech also commenced the commercial launch and initial sales of a new product, PhytoChamber(TM). PhytoChamber is a two-chambered, cost-effective platform that maximizes growth conditions for certain plants used by biotechnology researchers.

In the last quarter of 2003, The Company is in the process of moving from the development stage into the commercial, independent stage that will enable the company to be a profitable entity on sales basis. The Company received orders for sales of nearly 400,000 US$ and the prospects for the year 2004 are promising, to say the least.

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

As of December 31, 2003, BLM has paid to the Company an aggregate of U.S.$868,454 representing the purchase price for 4,937,258 shares of common stock to be transferred to the investor by the escrow agent. BLM has not made any additional payment in 2004. As of December 31, 2003, 1,650,000 shares are still held by the escrow agent, whereas BLM is holds 3,850,000 shares.

As of December 31, 2003, the Company had total cash and short-term investments of U.S.$46,747. Based on the Company's and Organitech's current monthly expenses of approximately U.S.$45,000, the Company does not have sufficient cash to satisfy the Company's and Organitech's operational and development requirements over the next 12 months. The report of the Company's independent public accountants on the Company's consolidated financial statements for the fiscal year ended December 2003 includes an explanatory paragraph which states that the Company has suffered recurring losses from operations and a negative cash flow from operating activities that raise substantial doubt about its ability to continue as a going concern.

     A.   B.L.M. N.V. INVESTMENT

     On May 27, 2003, The Company signed an "End of Commitments Agreement" with B.L.M., whereby:

     (1) For the amount of U.S.$225,000 that was paid by B.L.M., The Company agreed to instruct the escrow agent to transfer to B.L.M. a total of 618,812 shares of common stock, out of the 5,500,000 shares held by the escrow agent, representing an applicable purchase price of.$0.3636 per share.

     (2) For management services and other payments made by B.L.M. on the Company's behalf equal to U.S.$143,000, the Company agreed to instruct the escrow agent to transfer to B.L.M. a total of 794,444 shares of common stock, out of the 5,500,000 shares held by the escrow agent, representing an applicable purchase price of U.S.$0.18 per share.

     (3) B.L.M. agreed to exercise the option to purchase 188,179 shares of common stock at an exercise price of U.S.$ 0.0001 per share, and the Company agreed to instruct the escrow agent to transfer to B.L.M. a total of 188,179 shares of common stock, out of the 5,500,000 shares held by the escrow agent.

     (4) The option to purchase 46,242 shares of common stock at an exercise price of U.S.$1 per share will remain outstanding.

     (5) B.L.M. reserves the right to purchase the Company's shares, based on agreed upon price per share of common stock as follows:

          (a) U.S.$ 0.18 for investments that will be made prior to November 30, 2003.

          (b) U.S.$ 0.40 for investments that will be made on December 1, 2003 through December 31, 2003.

     (6) OrganiTech shall have the right to terminate the agreement with B.L.M. for any reason with prior written notice of 10 days.

     (7) B.L.M. will be entitled to management fees equivalent to a cost of U.S.$. 4,000 per month.

     (8) All previous agreements and understanding between the Company and B.L.M. are terminated.



On October 10, 2003, the sides signed an amendment to the End of Commitments Agreement that extended the dates abovementioned as follows:

B.L.M. reserves the right to purchase an additional 2,938,179 shares based on agreed upon price per share of common stock as follows:

(a) U.S.$. 0.18 per share for purchases made prior to November 30, 2003.

(b) U.S.$. 0.40 per share for purchases that will be made on December 1, 2003 through September 30, 2004.

On November 4, 2003, pursuant to the amended End of Commitment Agreement, the Company instructed the escrow agent to transfer 1,100,000 shares of common stock to B.L.M

As of December 31, 2003, pursuant to the End of Commitment Agreement, the Company instructed the escrow agent to transfer a total of 4,950,000 shares of common stock to B.L.M

     B.   DUTCHESS PRIVATE EQUITIES FUND, L.P.



On November 29, 2003, the Company entered into an Equity Line Agreement with Dutchess Private Equities Fund, LP whereby Dutchess will purchase up to U.S.$5,000,000 of the Company's common stock over the course of 36 months, after the registration statement has been declared effective by the U.S. Securities and Exchange Commission. The filing of the SB-2 was executed on December 27, 2003.

The Investment Agreement provides that, following notice to Dutchess, the Company may put to Dutchess up to $5 million in shares of our common stock for a purchase price equal to 94% of the lowest closing bid price on the Over-the-Counter Bulletin Board of our common stock during the five day period following that notice. The number of shares that the Company will be permitted to put pursuant to the Investment Agreement will be either: (A) 200% of the average daily volume in the U.S. market of the common stock for the 10 trading days prior to the notice of the Company's put, multiplied by the average of the three daily closing bid prices immediately preceding the date of the put, or (B) $10,000. No single put can exceed $1,000,000.

The Company engaged Charleston Capital Corp. as the placement agent with respect to the securities to be issued under the Equity Line of Credit. To the Company's knowledge, Charleston Capital Corp. has no affiliation or business relationship with Dutchess. The Company will pay the Charleston Capital Corp. 1% of the gross proceeds from each put with an aggregate maximum of $10,000 over the term of the agreement. The Placement Agent agreement terminates when the Investment Agreement with Dutchess terminates pursuant to the terms of that Investment Agreement.

LOCATION OF OFFICES

In June 2003, OrganiTech had moved its offices to Yoqneam Illit - Israel in regards to the approval OrganiTech received from the Investment Center of the Israel Ministry of Commerce and Trade to operate a production facility under certain tax exempt conditions. The receipt of such tax benefits is conditional upon us fulfilling certain obligations stipulated by Israeli law. If OrganiTech fails to comply with such conditions, the tax benefits may be canceled and OrganiTech may be required to refund, in whole or in part, any benefits previously received.

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

In 2003, Organitech introduced the GrowTech 2500(TM), a variation of the GrowTech system that is designed for environments in which solar energy and sunlight are readily available to replace more expensive energy sources, thereby reducing the operating costs of the system. Organitech has received orders to purchase and install GrowTech 2500 machines in 2 different sites in Israel, as well as in Ireland, for a total amount of 480,000 US$..

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

On December 31, 2003, OrganiTech signed agreements with both its partners - Mr. Tzion Levy and Ziv Electronic systems Ltd, that determine as follows:

     1. Ziv Electronic systems Ltd. And Tzion Levy will sell all their shares in A.T.A. Nehar Hayarden Ltd. To the OrganiTech.for the price of 1 NIS.

     2. A.T.A. Nehar Hayarden will pay Tzion Levy and Ziv Electronic Systems Ltd. Their Shareholders loan worth of 7,500 US$ Each.

     3. The sides will declare that they do not have any claims against each other in regard to the activities of A.T.A. Nehar Hayarden Ltd or to any other business relationship thereof.

     4. The system in Yardena will remain a property of OrganiTech yet Tzion Levy will be granted the right to operate the machine for a period of 12 months, in which the sides will have the right to determine whether Mr. Levy will pay the remaining

Following the execution of these agreements, OrganiTech became the sole shareholder of A.T.A. Nehar Hayarden Ltd.

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

In August, 2002, Organitech entered into a further agreement with Agronaut pursuant to which Agronaut has been granted the exclusive rights to sell GrowTech systems in Singapore, Korea, Taiwan and certain other countries in South East Asia, provided that, Agronaut meets certain minimum sales commitments. The agreement is for an initial term of 6 years, to be renewed every year if Agronaut meets certain conditions set forth in the agreement. Agronaut has also committed to invest at least U.S.$800,000 in marketing efforts in the Far East, in exchange for the issuance to it of 800,000 shares of the Company's common stock.

In April 2003, the Company issued the 800,000 shares with accordance to the agreement, of which 600,000 are held by Agronaut, after providing proofs for the expenses of 600,000 $US on marketing by Agronaut, and 200,000 shares are still held by the Company until sufficient proof will be supplied by Agronaut as for the expenses of further 200,000 $US by Agraonaut.

BRITISH ISLES AGREEMENTS.

On January 15, 2004, OrganiTech had signed an Agreement with Van-Dijk Nurseries Ltd, part of the Keelings group (www.keelings.com) for the selling and setting up of GT-2500 machines in Ireland, for a total of 258,000 EURO. As a part of this Agreement, OrganiTech granted the Keelings Group the exclusive rights to market and sell OrganiTech's products in the British Isles under the following terms:

     1. OrganiTech granted Van Dijk Nurseries the exclusive rights to sell OrganiTech's systems in the British Isles for a period of 2 years from the signing of the Purchase Agreement (until January 14, 2006)

     2. In the case that Van Dijk Nurseries will place orders for further 8 units of GT-2500 systemsby or before January 14 2006, OrganiTech will extend Van Dijk Nurseries exclusive rights for a period of another 12 months (until January 14 2007)

     3. In the event that Van Dijk Nurseries will place orders for an additional amount of 10 systems by or before January 14 2007, OrganiTech will extend the exclusive rights given to Van Dijk by another 24 months (until January 14 2009)

     4. In the case that Van Dijk purchase 10 GT-2500 systems from OrganiTech, OrganiTech will grant Van Dijk the exclusive rights to sell OrganiTech's systems in IRELAND for a period of 25 years from the date of the installation of the 10th system.

     5. In the case that Van Dijk purchase 50 GT-2500 systems from OrganiTech, OrganiTech will grant Van Dijk the exclusive rights to sell OrganiTech's systems in BRITISH ISLES for a period of 25 years from the date of the installation of the 50th system.

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

The entitlement to the above benefits under the Approved Enterprise is conditional upon Organitech's fulfilling the conditions stipulated by the law, regulations published thereunder and the instruments of approval for the specific investment in the Approved Enterprise, including, but not limited to making investments in fixed assets in the approximate amount of 40% of U.S.$1,335,000 by April 2004. In the event of failure to comply with this condition, the benefits may be canceled and Organitech may be required to refund the amount of the benefits previously received, in whole or in part, with the addition of linkage differences and interest. The Company has made efforts in meeting the condition mentioned above. Specifically, as of December 2003, the Company has invested U.S.$164,955 in fixed assets. At this stage, it is not yet clear whether OrganiTECH will be able to meet with all the necessary requirements until April 2004.

RESEARCH AND DEVELOPMENT

During fiscal years 2002 - 2003, Organitech focused most of its research and development activities on developing the GrowTech and PhytoChamber products and integrating technologies of the GrowTech into new platforms. Specifically, the main goals of Organitech in research and development efforts are to:

(i)   Develop a commercially viable cultivation platform for green leaf plants,

(ii) Continue research on the development of new platforms by migration of its existing technologies to new applications,

(iii) Improve the operational characteristics of the GrowTech and the PhytoChamber, and

(iv)  Research new potential markets and opportunities.

During fiscal year 2003, Organitech spent U.S.$346,067 on research and development expenses, of which U.S.$45,443 was funded by a customer and governmental agencies from whom Organitech has received grants. The Company and Organitech believe that technologies incorporated in the GrowTech are potentially extendable to the development of a number of other potential applications. These include: cultivation of pharmaceutical plants, herbs, spices, fruits, and flowers; seedling and transplant propagation; and assisting biotechnology companies in fields such as molecular farming, transgenic engineering, nutraceutical cultivation, and phytoremediation applications.

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

EMPLOYEES

At December 31, 2003, the Company had 9 employees, all of whom are full-time. Management believes that it has an adequate number of employees to support its current operations. Organitech intends to hire additional employees as required, upon potential commercialization of its products and upon the receipt of additional financing.

MARKETING & DISTRIBUTION

Moving into a new stage, of sales and profitability, puts the marketing strategy of the Company as one of the top priorities issues. The Company is currently checking Marketing channels worldwide. As discussed under Joint Marketing and Development Agreements, the Company has entered into marketing and development agreements with Agronaut, Van-Dijk Nurseries and A.T.A. Jordan Valley for the distribution of the GrowTech systems in various territories.

In November 2003, OrganiTech had introduced and presented the GrowTech-2500 system in the international Hortifair exhibition held in Amsterdam. The Company, as well as the product, attracted significance attention from various potential customers and partners worldwide.

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

PRINCIPAL SUPPLIERS

During fiscal year 2003, the Company's expenses for raw materials, equipment and expenses related to subcontractors were U.S.$57,451 which represents 17% of the Company's gross research and development expenses. The Company does not work with one main supplier.

The Company purchases its products from approximately 50 suppliers with which it has no long-term purchase commitments or exclusive contracts. During fiscal year 2003, none of the Company's suppliers provided more than 10% of the Company's raw materials. The Company has historically enjoyed a positive experience with its suppliers with respect to supplier fulfillment and retention, and the Company has generally not experienced difficulty in obtaining desired materials from suppliers on acceptable terms.

ITEM 2.      DESCRIPTION OF PROPERTY

The Company currently utilizes, as an interim executive office, the corporate facilities of Organitech, until such time as a North American office is established. The facility, which is in good condition, serves as the corporate, research, and manufacturing facility of Organitech. Located in Yoqneam, Israel, the facility is approximately 250 square meters of office space, integration hall and laboratory space, and 2,000 square meters of yard space. OrganiTech has a 3 years lease of this property that will end on June 1, 2006 at a rate of $1,450 per month. The Company had spent nearly $50,000 in renovating the new facility in Yoqneam, as well as in adjusting it to its needs.

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

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.


                                     PART II

ITEM 5.      MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

(a)  Market Information.

(1) Since March 26, 2001 the Company's common stock has been quoted under the symbol "ORGT" on the OTC Electronic Bulletin Board. The current price quotation as of April 22, 2004 was $0.33 bid and $0.40 ask.

The following table sets forth the range of the high and low bid information (as provided by the National Association of Securities Dealers) of the Company's common stock for each quarterly period within the past two fiscal years:

                                              BID PRICES
PERIOD                                           LOW                       HIGH
------                                           ---                       ----
First Quarter 2000                              $1.25                      $1.25
Second Quarter 2000                             $1.25                      $1.25
Third Quarter 2000                              $8.875                     $8.875
Fourth Quarter 2000                             $8.25                      $8.25
First Quarter 2001                              $8.00                      $8.5
Second Quarter 2001                             $2.25                      $8.00
Third Quarter 2001                              $2.25                      $6.20
Fourth Quarter 2001                             $0.55                      $2.25
First Quarter 2002                              $0.23                      $1.01
Second Quarter 2002                             $0.16                      $1.03
Third Quarter 2002                              $0.07                      $0.51
Fourth Quarter 2002                             $0.12                      $0.51
First Quarter 2003                              $0.15                      $0.50
Second Quarter 2003                             $0.18                      $0.38
Third Quarter 2003                              $0.13                      $0.20
Fourth Quarter 2003                             $0.15                      $0.55




These quotations reflect inter-dealer prices, without retail mark-up, markdown, or commission, and may not represent actual transactions.

(b) Approximate Number of Security Holders: As of March, 2004, there were approximately 115 shareholders of record of the Company's common stock.

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

     8. In January 2001, the Company issued 4,453,000 common shares at price of approximately U.S.$0.51 per share. The Company raised U.S.$2,266,000 from the sale of these common shares.

     9. On June 16, 2002, the Company entered into a securities purchase agreement with B.L.M. N.V., a Belgium company, with respect to the issuance of 5,500,000 shares of common stock to BLM at a price of U.S.$0.363 per share and the granting to BLM of options to purchase 188,179 shares of common stock at an exercise price of U.S.$.0001 per share and 46,242 shares of common stock at an exercise price of U.S.$1 per share, representing 33-1/3 % of the Company's outstanding share capital on a fully diluted basis. On May 27, 2003, the sides signed an "End of Commitments" Agreement, as described above. As for December 31 2003, B.L.M. holds 4,950,000 shares, whereas 550,000 shares are still held by the escrow agent.

     10. On November 2003, pursuant to a consultant and service Agreement signed with MC-Services AG On October 13, 2003, the Company issued 519,583 common shares at the price of 0.30 $US per share.

     11. In November 2003, pursuant to a consultant Agreement signed with Mr. Haggai Ravid, on October 1, 2003, the Company issued 550,000 shares to Mr. Ravid.

The Company believes that the transactions described in paragraphs 1-11 above were exempt from registration under Section 4(2) of the Securities Act because the subject securities were sold to a limited group of persons, each of whom was believed to have been a sophisticated investor or to have had a preexisting business or personal relationship with the Company or Organitech or their respective management and to have been purchasing for investment with a view to further distribution.

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

The Company's core business is conducted primarily through its wholly-owned subsidiary OrganiTech Ltd., a company organized under the laws of Israel. OrganiTech develops and produces technologies, platforms, and applied engineering solutions that cost effectively and completely automate the method by which many foods, plants, and extracts are cultivated. Since OrganiTech's formation, it has been developing the first proprietary solution, the GrowTECH 2000(TM), which is a low input-high output, self-contained, portable, robotic, sustainable agricultural platform designed to automatically seed, transplant and harvest commercial quantities of hydroponic, pesticide free, green leaf vegetables. OrganiTech has received a U.S. patent for the GrowTech 2000 which the company believes will provide a strong advantage over its competitors and enable the Company to increase research and development efforts of integrating the technologies of the GrowTech 2000 into new platforms.

OrganiTechs most successful product commercially is the GrowTech 2500, an original system that combines the technology that was developed by OrganiTech, with an advanced greenhouse technology that enables an optimal usage of resources to ensure high quality yield of fresh leafy vegetables. The GrowTech-2500 was publicly introduced in the International Hortifair Exhibition held in Amsterdam in November 2003.

Commercial orders for GrowTech-2500 were made to Eilat, Israel, and to Ireland, for a total of approximately 400,000 $US

OrganiTech also commenced the commercial launch and initial sales of the PhytoChamber(TM), a two-chambered, cost-effective platform that maximizes growth conditions for certain plants used by biotechnology researchers.

OrganiTech had recently moved its offices to Yoqneam Illit in regards to the approval it received from the Investment Center of the Israel Ministry of Commerce and Trade to operate a production facility under certain tax exempt conditions. The receipt of such tax benefits is conditional upon OrganiTech fulfilling certain obligations stipulated by Israeli law, such as moving its operations into a certain geographic area as determined by the Investment Center. If OrganiTech fails to comply with such conditions, the tax benefits may be canceled and OrganiTech may be required to refund, in whole or in part, any benefits previously received.



PLAN  OF  OPERATIONS



The Company intends to focus the majority of its financial resources over the next 12 months are to penetrate new markets in Northern America and Europe, to increase our marketing efforts and to complete the development of the different versions of GrowTech machines.

Additionally, we plan to increase our involvement with our business activities in Europe, and especially in the British and Scandinavia through the setting up and the marketing of a Growtech 2000 Farm in Finland, through a joint venture with a Finish Partner.



CRITICAL ACCOUNTING POLICIES



The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying consolidated financial statements and related footnotes. Actual results may differ from these estimates. To facilitate the understanding of the business activities, described below are certain of the company's accounting policies that are relatively more important to the portrayal of the financial condition and results of operations and that require management's subjective judgments. We base our judgments on our experience and various other assumptions that the management believes to be reasonable under the circumstances.

REVENUE  RECOGNITION



Revenue from sale of products is recognized when delivery of the product has occurred, title passed to the customer, provided that a signed documentation of the arrangement has been received, usually in the form of purchase order, the price to customers is fixed or determinable, collectability is reasonably assured and technical acceptance received from the customer. Usually installation requirements are not considered to be a separate earnings process. Accordingly, revenue is recognized when installation is completed. The company does not in the normal course of business provide a right of return to its customers. If uncertainties exist, such as the granting to the customer of right of cancellation if the product is not technically acceptable, revenue is recognized when the uncertainties are resolved. For contracts with multiple obligations, such as deliverable and undeliverable products, service, installation and other services, revenue is allocated to each component of the contract based on objective evidence of its fair value, which is specific to OrganiTech.

For sale contracts with multiple obligations where evidence of fair value could not be achieved, revenue is recognized when the above criterions are met for all elements. In some cases, OrganiTech grants customers with an evaluation period, usually several months, to evaluate the product prior to purchase. OrganiTech does not recognize revenue from sales of products shipped to customers for evaluation until such products are actually purchased. Until purchased, these products are recorded as consignment inventory at the lower of cost or market. Contract service and maintenance revenue is recognized ratably over the term of the contract.



INCOME  TAXES



The provision for income tax is calculated based on the Company's assumptions as to its entitlement to various benefits under the applicable tax laws in the jurisdictions in which it operates. The entitlement to such benefits depends upon OrganiTech's compliance with the terms and conditions set out in these laws. Deferred income taxes are provided for the difference between the tax and accounting bases of assets and liabilities based on the currently enacted tax rate. A valuation allowance in respect of deferred taxes is provided when it is more likely than not that all or part of the deferred tax asset will not be realized. The main temporary difference in respect to which deferred income taxes is provided for are as follows: employee benefits and rights, inventories and doubtful debt reserves, excess of book over tax depreciation and net operating losses carry forwards.

CONTINGENCIES



The Company is, from time to time, subject to claims arising in the ordinary course of its business, including patent, product liability and other litigation. In determining whether liabilities should be recorded for pending litigation claims, the Company assess the allegations made and the likelihood that it will successfully defend the suit. When management believes that it is probable that the Company will not prevail in a particular matter, management then estimates the amount of the liability based in part on advice of outside legal counsel.



FINANCIAL DATA TABLE

The following table sets forth certain selected financial data with respect to the Company, and is qualified in its entirety by reference to the financial statements and the notes to the financial statements:

                    2003           2002           2001           2000           1999
                    ----           ----           ----           ----           ----

Total Assets     $   522,667    $   497,715    $ 1,098,136    $   375,786    $   104,032

Short-Term
Obligations      $   649,243    $   409,162    $   394,108    $   387,083    $    51,759

Net Sales        $        -0    $        -0-   $    32,620    $        -0-   $        -0-

Net (Loss)       $(1,719,406)   $  (967,905)   $(1,708,326)   $(1,406,644)   $   (80,680)

Net (Loss) per
Common Share     $     (0.13)   $     (0.09)   $     (0.16)   $     (0.22)   $     (0.02)

Dividends per
Common Share     $        -0    $        -0-   $        -0-   $        -0-   $        -0-


RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2003 COMPARED TO THE YEAR ENDED DECEMBER 31, 2002

For fiscal year 2003, the Company did not generate any revenues as compared with no revenues in fiscal 2002. The Company anticipates that it will generate revenues from the sale of GrowTech Systems in 2004 and has received orders for nearly U.S.$400,000 worth of GrowTech 2500 Systems for delivery in 2004.

For fiscal year 2003, the Company's operating expenses were U.S.$ 1,673,578 compared to U.S.$925,422 for fiscal year 2002. The decrease in operating expenses in fiscal year 2003 was primarily due to a decrease in labor costs due to planned reductions in the Company's labor force. During fiscal 2003, the Company's net research and development expenses decreased to U.S.$346,067 from U.S.$368,303 in fiscal 2002 primarily as a result of a reduction in research and development activities due to a lack of funds and, to a lesser extent, as a result of an increase in third party grants for research and development.

For fiscal year 2003, the Company's net loss was U.S.$1,719,466 compared to U.S.$967,905 for fiscal year 2002. The increase in net loss resulted primarily from the increase in selling and marketing expenses.

YEAR ENDED DECEMBER 31, 2002 COMPARED TO THE YEAR ENDED DECEMBER 31, 2001

For fiscal year 2002, the Company did not generate any revenues as compared with revenues of U.S.$32,620 in fiscal 2001. The decrease in revenues was due to the failing to sell the machines globally, as well as the recession in the world following the events of the 9.11.2001. The Company anticipates that it will generate revenues from the sale of GrowTech Systems in 2003 and has received orders for U.S.$184,000 worth of GrowTech 2500 Systems for delivery in 2003.

For fiscal year 2003, the Company's operating expenses were U.S.$ 1,673,578 compared to U.S.$925,422 for fiscal year 2002. The increase in operating expenses in fiscal year 2003 was primarily due to a increase in selling and marketing expenses. During fiscal 2003, the Company's net research and development expenses decreased to U.S.$346,067 from U.S.$368,303 in fiscal 2002 primarily as a result of a reduction in research and development activities due to a lack of funds and, to a lesser extent, as a result of an increase in third party grants for research and development.

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

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2003, the Company's cash and cash equivalent balance was U.S.$46,747 compared to U.S.$58,422 as of December 31, 2002. Net cash used in operating activities was U.S.$642,692 In 2003, the Company received U.S.$643,454 on account of the future issuance of shares of common stock.

As of December 31, 2002, the Company's cash and cash equivalent balance was U.S.$58,422 compared to U.S.$620,329 as of December 31, 2001. Net cash used in operating activities was U.S.$1,000,716 and net cash provided by investing activities was U.S.$145,463 primarily from an decrease in short-term investments. In 2002, the Company received U.S.$225,000 on account of the future issuance of shares of common stock.

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

As of December 31, 2003, the Company had total cash and short-term investments of U.S.$46,747. Based on the Company's and Organitech's current monthly expenses of approximately U.S.$40,000, the Company does not have sufficient cash to satisfy the Company's and Organitech's operational and development requirements over the next 12 months. The report of the Company's independent public accountants on the Company's consolidated financial statements for the fiscal year ended December 31, 2003 includes an explanatory paragraph which states that the Company has suffered recurring losses from operations and a negative cash flow from operating activities that raise substantial doubt about its ability to continue as a going concern.

AGREEMENTS WITH INVESTORS, CONSULTANTS ETC.



B.L.M. N.V.

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

     On May 27, 2003, The Company signed an "End of Commitments Agreement" with B.L.M., whereby:

          1. For the amount of U.S.$225,000 that was paid by B.L.M., The Company agreed to instruct the escrow agent to transfer to B.L.M. a total of 618,812 shares of common stock, out of the 5,500,000 shares held by the escrow agent, representing an applicable purchase price of.$0.3636 per share.

          2. For management services and other payments made by B.L.M. on the Company's behalf equal to U.S.$143,000, the Company agreed to instruct the escrow agent to transfer to B.L.M. a total of 794,444 shares of common stock, out of the 5,500,000 shares held by the escrow agent, representing an applicable purchase price of U.S.$0.18 per share.

          3. B.L.M. agreed to exercise the option to purchase 188,179 shares of common stock at an exercise price of U.S.$ 0.0001 per share, and the Company agreed to instruct the escrow agent to transfer to B.L.M. a total of 188,179 shares of common stock, out of the 5,500,000 shares held by the escrow agent.

          4. The option to purchase 46,242 shares of common stock at an exercise price of U.S.$1 per share will remain outstanding.

          5. B.L.M. reserves the right to purchase the Company's shares, based on agreed upon price per share of common stock as follows:

          (a) U.S.$ 0.18 for investments that will be made prior to November 30, 2003.

          (b) U.S.$ 0.40 for investments that will be made on December 1, 2003 through December 31, 2003.

          6. OrganiTech shall have the right to terminate the agreement with B.L.M. for any reason with prior written notice of 10 days.

          7. B.L.M. will be entitled to management fees equivalent to a cost of U.S.$. 4,000 per month.

          8. All previous agreements and understanding between the Company and B.L.M. are terminated.

On October 10, 2003, the sides signed an amendment to the End of Commitments Agreement that extended the dates abovementioned as follows:

B.L.M. reserves the right to purchase an additional 2,938,179 shares based on agreed upon price per share of common stock as follows:

(a) U.S.$. 0.18 per share for purchases made prior to November 30, 2003.

(b) U.S.$. 0.40 per share for purchases that will be made on December 1, 2003 through September 30, 2004.

On November 4, 2003, pursuant to the amended End of Commitment Agreement, the Company instructed the escrow agent to transfer 1,100,000 shares of common stock to B.L.M

As of December 31, 2003, BLM has paid to the Company an aggregate of U.S.$868,454 representing the purchase price for 4,937,258 shares of common stock to be transferred to the investor by the escrow agent.



MEMORANDUM OF UNDERSTANDING WITH NETAFIM (A.C.S) LTD

On July 17, 2003, The Company and OrganiTech have signed a Memorandum of Understanding with Netafim (A.C.S) Ltd. a cooperative society incorporated under the laws of the State of Israel. Netafim is a worldwide company that markets and sets agricultural projects, as well as greenhouse technology and water solutions. Netafim may become a contributive partner for the Company in terms of marketing the GT-2500 as well as the GT-2000 and providing after-sale services.

The  Memorandum  of  Understanding  sets  forth  the  following  principles:

     1. In the First Period - (from execution of the Memorandum of Understanding to not later than December 31, 2003.)

- Netafim will finance the activities of OrganiTech Ltd. until December 31, 2003 in the amount of U.S.$100,000 according to an agreed-upon business plan, detailed working plan and budget.

- Upon execution of the Memorandum of Understanding and until December 31, 2003, Netafim will provide services as described in the memorandum of Understanding to OrganiTech at an agreed upon cost based on fair market value to be determined in accordance with Netafim's prices to other Netafim's affiliates.

- In consideration for money paid by Netafim as well as the cost of the services provided by Netafim, OrganiTECH Ltd. shall issue shares to Netafim, at a price per share based on the post-money valuation of U.S.$1,176,471, the Share Price, by not later than December 31, 2003.

- Netafim will have full-ratchet anti-dilution protection if OrganiTECH Ltd.will issue any shares or convertible securities at a price lower than the Share Price.

- In the event that Netafim chooses to terminate the Memorandum of Understanding pursuant to the provisions set forth in the Memorandum of Understanding, any and all Netafim's Capital as well as services invested in us up to such termination event shall be considered to constitute a loan to be returned by OrganiTech Ltd. to Netafim. Such loan shall be repaid to Netafim in 6 monthly equal installments, the first of which shall be paid within 30 days from the date of the Memorandum of Understanding termination, and shall be linked to the U.S. dollar and bear interest at an annual rate of 5%.

In the Second Period - which runs from end of First Period and until holding by Netafim of 51% of OrganiTech Ltd.'s issued and outstanding shares.

     - At the election of Netafim, OrganiTech ltd. Shall issue shares to Netafim so that after such issuance, Netafim shall hold 51% of the issued and outstanding shares of OrganiTech ltd. On a fully diluted basis but subject to a Security purchase agreement that was supposed to be signed by December 31, 2003 (and was never signed).

     - Netafim's right may be exercised at any time prior to December 31, 2003 at a price per share equal to the Share

     - The Second Period Shares will be held in escrow by Netafim's independent lawyer to secure full payment of the price, which will not bear interest. The price will not be paid in cash but rather Netafim will provide services to OrganiTech in an aggregate amount of U.S.$500,000 (not including the cost of the services provided by Netafim during the First Period) by no later than December 31, 2006, as described in the Memorandum of Understanding. Each month, the escrow agent will release a corresponding proportion of the Second Period Shares to Netafim. Notwithstanding the foregoing, Netafim will have full voting control of the Second Period Shares, as long as Netafim does not default on the supply of the services.

     - After exercise of Netafim's right with respect to the Second Period Shares, Netafim shall have the right to appoint a majority of the directors of OrganiTech Ltd. Netafim also committed to maintain the management and the senior personnel of OrganiTech Ltd for at least 12 months.

     - In the event that our operations will require funding in addition to Netafim's Capital, we and Netafim will contribute the working Capital pro-rata to their holdings in us, and any such contribution shall constitute a shareholder's loan. A party that fails to provide its pro-rata additional contribution within 6 months and from the call date, shall have its holding of our shares diluted.



The Memorandum of Understanding was subject, among other things, to the termination of the distribution agreements with Agronaut and the Securities Purchase Agreement with BLM.

Throughout the duration of the Memorandum of Understanding, OrganiTech committed to refrain from signing any agreement and/or committing in any way with regards to any investment in OrganiTech with any third party, without the prior consent of Netafim.

ON DECEMBER 31, 2003, THE MEMORANDUM OF UNDERSTANDING WITH NETAFIM EXPIRED, AND THE ONLY SURVIVING PARAGRAPH THEREOF, WAS THE PART REFERRING TO SUMS PAID TO ORGANITECH THROUGHOUT THE TERM OF THE MEMORANDUM OF UNDERSTANDING AS LOANS TO BE RETURNED UNDER THE TERMS THEREOF.

SERVICE AGREEMENT WITH MC SERVICES,  AG

On October 13, 2003, The Company signed a Service Agreement with MC Services, AG concerning advising and public relations services. The main terms of the agreement are as follows:

     1. The initial program as detailed in the agreement will start from November 1 2003 and last for 10 months. The fee budget for these ten months will be at U.S.$. 147,500. Payments are due each two months, upfront. MC Services will receive payments for work carried on in the last two months of 2003 before or at the latest on November 15, 2003.

     2. The Company may choose to pay in cash or provide shares on the 15th of each second month. We should announce the chosen way of payment 10 working days prior to the predefined date of payment.

     3. The first upfront payment of November 15, 2003 amounts to U.S.$ 33.500 plus a 25% premium. The number of shares to be paid amounts to 139,583 shares.

     4. For the following upfront payments and in case that the 20 days average closing price of the share prior to any of this payments will be lower than US$ 0.30, the number of shares will be calculated by dividing the amount to be paid by U.S.$0.30 and this will be the "minimum share price" for these payments.

     On November 24, 2003, the Company issued a total of 519,583 shares to be granted to MC-Services with accordance to the Agreement

HAGGAI RAVID

On October 1, 2003, The Company signed a consulting Agreement with Mr. Haggai Ravid, based on the following principls:

     1.   The term of the Agreement will be 24 months.

     2. Mr. Ravid will provide the Company with different consulting services in the regard to business opportunities, potential merges and acquisitions and business strategy.

     3.   The Company will issue Mr. Ravid 550,000 shares for his services.

In October 2003, the Company issued 550,000 shares to Mr. Ravid with accordance to this Agreement.

SUBSEQUENT EVENTS

VAN-DIJK NURSERIES (KEELINGS GROUP)

In January 15th, 2004, OrganiTech signed a purchase agreement with Van-Dijk Nurseries Limited, a company that is part of the Keelings Group, in Ireland.

The Purchase Agreement states the following principals:

     1. Van-Dijk will purchase 2 GrowTech-2500 units for a total price of 258,000 EURO Fob.

     2. Van-Dijk is granted limited exclusive rights to market and sell OrganiTech's products in the British Isles under the the following terms:

          A. OrganiTech granted Van Dijk Nurseries the exclusive rights to sell OrganiTech's systems in the British Isles for a period of 2 years from the signing of the Purchase Agreement (until January 14, 2006)

          B. In the case that Van Dijk Nurseries will place orders for further 8 units of GT-2500 systemsby or before January 14 2006, OrganiTech will extend Van Dijk Nurseries exclusive rights for a period of another 12 months (until January 14 2007)

          C. In the event that Van Dijk Nurseries will place orders for an additional amount of 10 systems by or before January 14 2007, OrganiTech will extend the exclusive rights given to Van Dijk by another 24 months (until January 14 2009)

          D. In the case that Van Dijk purchase 10 GT-2500 systems from OrganiTech, OrganiTech will grant Van Dijk the exclusive rights to sell OrganiTech's systems in IRELAND for a period of 25 years from the date of the installation of the 10th system.

          E. In the case that Van Dijk purchase 50 GT-2500 systems from OrganiTech, OrganiTech will grant Van Dijk the exclusive rights to sell OrganiTech's systems in BRITISH ISLES for a period of 25 years from the date of the installation of the 50th system.

     3. As for April 2, 2004, Van-Dijk had already paid 75% of the Sales price, with full accordance to the purchase agreement.

ITEM 7.      FINANCIAL STATEMENTS

The Company's financial statements, as of December 31, 2003 and 2002, and for each of the three years ended December 31, 2002, , and for the period from July 4, 1999 (inception) to December 31, 2003 are included in this Report and appear at pages F-1 through F-28.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Effective February 2004, we dismissed our independent accountants. Since December 2002, Rahv Rechef Ben-Ami Ovadiya & co. has served as the Company's independent accountants. The decision not to retain Rahv Rechef Ben-Ami Ovadiya & co. as the company's independent accountants for the fiscal year 2003 is not a reflection on Rahv Rechef Ben-Ami Ovadiya & co. capabilities or quality of service. The reports of Rahv Rechef Ben-Ami Ovadiya & co. on our financial statements for the past fiscal years did not contain any adverse opinion, disclaimer of opinion or any qualifications or modifications related to, limitation of audit scope or application of accounting principles, the reports on our financial statements for the past two fiscal years did contain a modification as to the uncertainty of our ability to continue as a going concern. The decision to change the independent accountant was approved by our Board of Directors.

In connection with its audit for the most recent fiscal year and through February 2004, there have been no disagreements with Rahv Rechef Ben-Ami Ovadiya & co. on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of Rahv Rechef Ben-Ami Ovadiya & co. would have caused them to make reference thereto in their report on the financial statements for such years. During the most recent fiscal year and through February, 2003, there have been no reportable events (as defined in Item 304(a)(1)(v) of Regulation S-K promulgated under the Securities Act of 1933, as amended).

Effective February, 2003, we engaged Amper, Politziner & Mattia ('Amper') as our new independent accountant to audit our financial statements beginning with the year ended December 31, 2003. During the fiscal years prior to February, 2003, we have not consulted with Amper regarding either (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements; or (ii) any matter that was either the subject of a disagreement or a reportable event as defined in Item 304(a)(2) of Regulation S-K.

ITEM 8A.     CONTROLS AND PROCEDURES

     (a) Evaluation of disclosure controls and procedures. An evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of the Company's disclosure controls and procedures within 90 days before the filing date of this Form 10-K. Based on their evaluation, the Company's principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the "Exchange Act")) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.


     (b) Changes in internal controls. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to their evaluation. There were no significant deficiencies or material weaknesses, and therefore there were no corrective actions taken.


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

3.1     Certificate of Incorporation of the Company. (4)

3.2     Bylaws of the Company (4)

3.3     Certificate of Incorporation of Organitech (English Translation). +

3.4     Bylaws of Organitech (English Translation). +

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

10.12   Option Allotment Agreement between Organitech and Ohad Hessel, dated
        February 24, 2000 (English Translation). (7)

10.13   Option Agreement between Organitech and David Baron, dated January 9,
        2001. (7)

10.14   Option Agreement between Organitech and Ohad Hessel dated January 9, 2001.
        (7)

10.15   Securities Purchase Agreement between the Company and B.L.M. N.V. dated
        June 16, 2002, including amendment (8)

10.16   Escrow Agreement dated September 25, 2002 among the Company, B.L.M. N.V.
        and Adv. Peter Noben, as Escrow Agent, including Amendment dated October
        14, 2002.+

10.17   Distribution Agreement dated August 27, 2002 between the Company and
        Agronaut PTE.+

10.18   Collaboration Agreement between the Company and Bio-Bee Biological Systems
        Ltd. dated December 3, 2002.+

10.19   Exclusive Agency Agreement between the Company and A.T.A. Jordan Valley
        Ltd., dated December 3, 2002.+

21.1    Subsidiaries of the Registrant. +

23      Consent of Accountants. +

99.1    Section 906 Certification of the Registrant's Chief Executive Officer.+

99.2    Section 906 Certification of the Registrant's Chief Financial Officer+

_________________________

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

*Management Compensation Agreement.
+Filed herewith.

(b)  REPORTS ON FORM 8-K.

None filed during the last quarter of fiscal year 2003.

ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The Company's board of directors reviews and approves audit and permissible non-audit services performed by its independent accountants, as well as the fees charged for such services. In its review of non-audit service fees and its appointment of Amper, Politziner & Mattia P.C. as the Company's independent accountants, the board of directors considered whether the provision of such services is compatible with maintaining independence. All of the services provided and fees charged by Amper, Politziner & Mattia P.C. in 2003 were approved by the board of directors.



AUDIT FEES
The aggregate fees billed by for professional services for the audit of the annual financial statements of the Company and the reviews of the financial statements included in the Company's quarterly reports on Form 10-QSB for 2003 and 2002 were $50,00 and $30,000, respectively, net of expenses.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 29, 2004.

                                      ORGANITECH USA, INC.



                                      By: _________________________________
                                               Lior Hessel, Director and Chief
                                               Executive Officer

                                      By: _________________________________
                                               Doron Shachar, Adv., Acting Chief
                                               Financial Officer


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant on April 29 2004, in the capacities indicated.


______________________________              Director
Arieh Keidan

______________________________              Director and Chief Executive Officer
Lior Hessel

______________________________              Director
Ohad Hessel

______________________________              Director
Samual Hessel

______________________________              Director
Simon Zenaty

______________________________              Director
Yaacov Hannes

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the annual report on Form 10-KSB of OrganiTech USA, Inc. (the "Company") for the fiscal year ended December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "report"), the undersigned, Lior Hessel, Director, President and Chief Executive Officer of the Company, certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002 that:

     (1) The report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the report fairly presents, in all material respects, the financial condition and result of operations of the Company.


April 29, 2004
                                                    ___________________________
                                                    Lior Hessel
                                                    Director, President and
                                                    Chief Executive Officer

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the annual report on Form 10-KSB of OrganiTech USA, Inc. (the "Company") for the fiscal year ended December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "report"), the undersigned, Doron Shachar Adv., Acting Chief Financial Officer of the Company, certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 that:

     (1) The report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the report fairly presents, in all material respects, the financial condition and result of operations of the Company.



April 29, 2004
                                                 ______________________________
                                                 Doron Shachar, Adv.
                                                 Acting Chief Financial Officer

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

Date:  April 29, 2004
                                              ______________________________
                                              Name:    Lior Hessel
                                              Title:   Chief Executive Officer

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

Date:  April 29, 2004
                                       ______________________________
                                       Signature: Doron Shachar, Adv.
                                       Title:     Acting Chief Financial Officer

                              ORGANITECH USA, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                                  CONSOLIDATED
                              FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 2003

                              ORGANITECH USA, INC.

                          (A DEVELOPMENT STAGE COMPANY)

                        CONSOLIDATED FINANCIAL STATEMENTS

                             AS OF DECEMBER 31, 2003

TABLE OF CONTENTS

                                                                PAGE
                                                             ----------
Independent Auditors` Report                                      3

Consolidated financial statements

Balance Sheets                                                   4-5

Statements of Operations                                          6

Statements of Shareholders` Equity (Deficiency)                  7-8

Statements of Cash Flows                                        9-10

Notes to Financial Statements                                  11- 41

                          Independent Auditors' Report

To the Shareholders
Organitech USA, Inc. and Subsidiary

We have audited the accompanying consolidated balance sheet of Organitech USA, Inc. and Subsidiary (a Development Stage Enterprise) as of December 31, 2003 and the related consolidated statements of operations, shareholders' equity (deficiency) and cash flows for the year ended December 31, 2003 and cumulative for the period from July 1, 1999 (inception) to December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements as of December 31, 2002 and for the years ended December 31, 2002 and 2001 were audited by other auditors' whose report dated April 14, 2004, expressed an unqualified opinion on these statements. The cumulative consolidated statements of operations, shareholderss' equity (deficiency) and cash flows for the period from July 1, 1999 (inception) to December 31, 2003 include amounts for the period from July 1, 1999 (inception) to December 31, 2002, which were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included for the period July 1, 1999 through December 31, 2002 is based solely on the reports of other auditors.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used, and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Organitech USA, Inc, and Subsidiary (a development stage company) as of December 31, 2003 and the results of their operations, shareholders' equity (deficiency) and their cash flows for the year ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

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

May xx, 2004
Edison, New Jersey

                              ORGANITECH USA, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                  CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31

                                                             2003      2002
                                                            -------   -------
                                                            U.S. $    U.S. $
                                                            -------   -------
ASSETS

CURRENT ASSETS :

Cash and cash equivalents                                    46,747    58,422
Restricted bank deposit                                      16,842         -
Other accounts receivable                                   102,195   202,463
Related parties - Shareholders                               13,672    11,106
Prepaid expenses                                              3,013     8,655
Inventories                                                 139,441    31,261
                                                            -------   -------

                                                            321,910   311,907
                                                            -------   -------

OTHER ASSETS                                                 35,802    43,587
FIXED ASSETS, NET                                           164,955   142,221
                                                            -------   -------

                                                            522,667   497,715
                                                            =======   =======

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.

Date of approval of the financial statements: ________


------------------------     -----------------------------     ------------------------------------
     Samuel Hessel                    Lior Hessel                          Doron Shachar
Chairman of the Board of     President and Chief Executive     Secretary and Acting Chief Executive
       Directors                        Officer                               Officer

                              ORGANITECH USA, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                  CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31

LIABILITES AND SHAREHOLDERS' EQUITY (DEFICIENCY)

                                                            2003         2002
                                                         ----------   ----------
                                                           U.S. $       U.S. $
                                                         ----------   ----------
CURRENT LIABILITIES :

Bank credit and current maturity of long-term loan           64,365       19,022
Trade accounts payable                                      196,530      113,069
Other accounts payable and accrued liabilities              210,371      142,071
Deferred revenue                                            177,977      135,000
Loan from Netafim                                            22,666            -
                                                         ----------   ----------

                                                            671,909      409,162
                                                         ----------   ----------

Long-term loan                                               13,149       37,451
Other liabilities                                            97,697       94,263
                                                         ----------   ----------

                                                            110,846      131,714
                                                         ----------   ----------

CONTINGENCIES, COMMITMENTS AND LIENS ON ASSETS

SHAREHOLDERS' EQUITY (DEFICIENCY)

Preferred shares U.S.$ 0.10 par value, authorized -
10,000,000 shares, outstanding - 0 as of December 31,
2003 and 2002                                                     -            -
Common shares of U.S.$ 0.001 par value, authorized -
80,000,000 shares, issued and outstanding - 16,650,846
and 11,275,000 as of December 31, 2003 and 2002,
respectively                                                 16,751       11,375
Additional paid in capital                                5,606,182    4,116,227
Deferred stock-based compensation                                 -       (7,208)
Accumulated deficit during the development stage         (5,883,021)  (4,163,555)
                                                         ----------   ----------

TOTAL SHAREHOLDERS' DEFICIENCY                             (260,088)     (43,161)
                                                         ----------   ----------

                                                            522,667      497,715
                                                         ==========   ==========

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.

                              ORGANITECH USA, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                   PERIOD FROM
                                                                                    INCEPTION
                                                                                  (JULY 1, 1999)
                                               YEAR ENDED DECEMBER 31                THROUGH
                                     ------------------------------------------    DECEMBER 31,
                                         2003           2002           2001            2003
                                     ------------   ------------   ------------   --------------
                                        U.S. $         U.S. $         U.S. $           U.S. $
                                     ------------   ------------   ------------   --------------
Revenue from sales of PhytoChamber              -              -         32,620           32,620

Cost of sales                                   -              -         20,567           20,567
                                     ------------   ------------   ------------   --------------

Gross profit                                    -              -         12,053           12,053

Research and development
expenses, net                             346,067        368,303        956,252        2,840,537

Selling and marketing expenses,
net                                       884,465         99,997        145,416        1,129,878

General and administrative
expenses                                  443,046        457,122        626,130        1,853,044
                                     ------------   ------------   ------------   --------------

OPERATING LOSS                         (1,673,578)      (925,422)    (1,715,745)      (5,811,406)

Financing expenses (income), net           30,888         30,483        (27,419)          17,519

Other expenses, net                        15,000         12,000         20,000           54,096
                                     ------------   ------------   ------------   --------------

LOSS BEFORE INCOME TAX                 (1,719,466)      (967,905)    (1,708,326)      (5,883,021)

Income tax                                      -              -              -                -
                                     ------------   ------------   ------------   --------------

NET LOSS                               (1,719,466)      (967,905)    (1,708,326)      (5,883,021)
                                     ============   ============   ============   ==============

BASIC AND DILUTED NET LOSS
PER COMMON SHARE                            (0.13)         (0.09)         (0.16)
                                     ============   ============   ============

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING
USED IN BASIC AND DILUTED LOSS
PER SHARE CALCULATION                  13,159,673     11,034,375     10,757,595
                                     ============   ============   ============

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.

                              ORGANITECH USA, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                 STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIENCY)

                                PREFERRED SHARES            COMMON SHARES
                            -----------------------   -----------------------
                            NUMBER OF    PREFFERED    NUMBER OF      COMMON
                            PREFERRED      SHARE       COMMON         SHARE
                            SHARES (1)   CAPITAL(1)   SHARES (1)   CAPITAL (1)
                            ----------   ----------   ----------   -----------
                                IN                       IN
                            THOUSANDS      U.S. $     THOUSANDS       U.S. $
                            ----------   ----------   ----------   -----------
BALANCE AT JANUARY 1,
2001                               853        2,088        6,647         6,647
Changes during 2001:
Common shares (U.S. $
0.51) issued in January           (853)      (2,088)       4,453         4,453
Amortization of deferred
stock-based compensation             -            -            -             -
 Treasury stock (Note 16H)           -            -         (100)            -
Net loss                             -            -            -             -
                            ----------   ----------   ----------   -----------
BALANCE AS OF
DECEMBER 31, 2001                    -            -       11,000        11,100
Changes during 2002:
Common shares (U.S. $
0.363) issued in
October (Note 16I(1))                -            -          275           275
Proceeds for future share
issuance (2)                         -            -            -             -
Amounts assigned to
issuance of warrants to
service providers                    -            -            -             -
Amortization of deferred
stock-based compensation             -            -            -             -
Net loss                             -            -            -             -
                            ----------   ----------   ----------   -----------
BALANCE AS OF
DECEMBER 31, 2002                    -            -       11,275        11,375
Changes during 2003:
Common shares (U.S. $
0.363) issued in
May (Note 16I(1))                    -            -          344           344
Common shares (U.S. $
0.18) issued in
May ,June ,September
and November (Note
16I(9, 10, 11 and 13))               -            -        3,043         3,043
Common shares (U.S. $
0.2) issued in
November (Note 16L)                  -            -          550           550
Common shares (U.S. $
0.3) issued in
November (Note 16L)                  -            -          140           140
Realization Options in
June (Note 16I)                      -            -          188           188
Realization Options in
November (Note 16J)                  -            -          463           463
Common shares (U.S. $
1) issued in
May (Note 16 L)                      -            -          600           600
issuance of service
providers (U.S. $ 0.25)
issued in April (Note
16L)                                 -            -           48            48
Proceeds for future share
issuance (3)                         -            -            -             -
Amortization of deferred
stock-based compensation             -            -            -             -
Net loss                             -            -            -             -
                            ----------   ----------   ----------   -----------
BALANCE AS OF
DECEMBER 31, 2003                    -            -       16,651        16,751
                            ==========   ==========   ==========   ===========

                                                          DEFICIT
                                            DEFERRED    ACCUMULATED
                             ADDITIONAL   STOCK-BASED   DURING THE      TOTAL SHARE-
                              PAID-IN      COMPENSA     DEVELOPMENT   HOLDERS' EQUITY
                            CAPITAL (1)      -TION         STAGE        (DEFICIENCY)
                            -----------   -----------   -----------   ---------------
                               U.S. $        U.S. $        U.S. $         U.S. $
                            -----------   -----------   -----------   ---------------
BALANCE AT JANUARY 1,
2001                          1,616,353      (166,172)   (1,487,324)          (28,408)
Changes during 2001:
Common shares (U.S. $
0.51) issued in January       2,263,149             -             -         2,265,514
Amortization of deferred
stock-based compensation              -       111,016             -           111,016
 Treasury stock (Note 16H)            -             -             -                 -
Net loss                              -             -    (1,708,326)       (1,708,326)
                            -----------   -----------   -----------   ---------------
BALANCE AS OF
DECEMBER 31, 2001             3,879,502       (55,156)   (3,195,650)          639,796
Changes during 2002:
Common shares (U.S. $
0.363) issued in
October (Note 16I(1))            99,725             -             -           100,000
Proceeds for future share
issuance (2)                    134,884             -             -           134,884
Amounts assigned to
issuance of warrants to
service providers                 2,116                           -             2,116
Amortization of deferred
stock-based compensation              -        47,948             -            47,948
Net loss                              -             -      (967,905)         (967,905)
                            -----------   -----------   -----------   ---------------
BALANCE AS OF
DECEMBER 31, 2002             4,116,227        (7,208)   (4,163,555)          (43,161)
Changes during 2003:
Common shares (U.S. $
0.363) issued in
May (Note 16I(1))                  (344)            -             -                 -
Common shares (U.S. $
0.18) issued in
May ,June ,September
and November (Note
16I(9, 10, 11 and 13))          544,697             -             -           547,740
Common shares (U.S. $
0.2) issued in
November (Note 16L)             109,450             -             -           110,000
Common shares (U.S. $
0.3) issued in
November (Note 16L)              41,735             -             -            41,875
Realization Options in
June (Note 16I(3))                    -             -             -               188
Realization Options in
November (Note 16J)                (463)            -             -                 -
Common shares (U.S. $
1) issued in
May (Note 16 L)                 599,400             -             -           600,000
issuance of service
providers (U.S. $ 0.25)
issued in April (Note
16L)                                (48)            -             -                 -
Proceeds for future share
issuance (3)                    195,528             -             -           195,528
Amortization of deferred
stock-based compensation              -         7,208             -             7,208
Net loss                              -             -    (1,719,466)       (1,719,466)
                            -----------   -----------   -----------   ---------------
BALANCE AS OF
DECEMBER 31, 2003             5,606,182             -    (5,833,021)         (260,088)
                            ===========   ===========   ===========   ===============

(1) After giving effect to the reverse acquisition, see note 1B
(2) Net of share issuance expenses.
(3) The company issued 1,100,000 common shares on January 2004, see Note16I.

                              ORGANITECH USA, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                 STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIENCY)

                               PREFERRED SHARES            COMMON SHARES
                            -----------------------   ------------------------
                            NUMBER OF    PREFERRED    NUMBER OF      COMMON
                            PREFERRED      SHARE        COMMON        SHARE
                            SHARES (1)   CAPITAL(1)   SHARES (1)   CAPITAL (1)
                            ----------   ----------   ----------   -----------
                               IN                        IN
                            THOUSANDS      U.S. $     THOUSANDS       U.S. $
                            ----------   ----------   ----------   -----------
BALANCE AT JULY 1, 1999:             -            -            -             -
Changes during the
development stage:
Issuance of common
shares (2)                           -            -       16,751        16,751
Deferred stock-based
compensation related to
employee option grants               -            -            -             -
Proceeds for future share
issuance(3)                          -            -            -             -
Amortization of deferred
stock-based compensation             -            -            -             -
Treasury stock (Note 16H)            -            -         (100)            -
Net loss                             -            -            -             -
                            ----------   ----------   ----------   -----------
BALANCE AS OF DECEMBER
31, 2003                             -            -       16,651        16,751
                            ==========   ==========   ==========   ===========

                                                         DEFICIT
                                            DEFERRED    ACCUMULATED   TOTAL SHARE-
                            ADDITIONAL    STOCK-BASED   DURING THE      HOLDERS'
                             PAID-IN        COMPENSA    DEVELOPMENT      EQUITY
                            CAPITAL (1)      -TION         STAGE      (DEFICIENCY)
                            -----------   -----------   -----------   ------------
                              U.S. $         U.S. $        U.S. $        U.S. $
                            -----------   -----------   -----------   ------------
BALANCE AT JULY 1, 1999:             -              -             -              -
Changes during the
development stage:
Issuance of common
shares (2)                   4,929,169              -             -      4,945,920
Deferred stock-based
compensation related to
employee option grants         481,485       (481,485)                           -
Proceeds for future share
issuance(3)                    195,528              -             -        195,528
Amortization of deferred
stock-based compensation             -        481,485             -        481,485
Treasury stock (Note 16H)            -              -             -              -
Net loss                             -              -    (5,883,021)    (5,883,021)
                            ----------    -----------   -----------   ------------
BALANCE AS OF DECEMBER
31, 2003                     5,606,182              -    (5,883,021)      (260,088)
                            ==========    ===========   ===========   ============

(1) After giving effect to the reverse acquisition, see note 1B
(2) Net of share issuance expenses.
(3) The Company issued 1,100,000 common shares on January 2004,see Note16I.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.

                              ORGANITECH USA, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                  PERIOD FROM
                                                                                                   INCEPTION
                                                                                                 (JULY 1, 1999)
                                                                 YEAR ENDED DECEMBER 31,            THROUGH
                                                          ------------------------------------    DECEMBER 31,
                                                             2003         2002         2001           2003
                                                          ----------   ----------   ----------   --------------
                                                             U.S. $      U.S. $        U.S. $        U.S. $
                                                          ----------   ----------   ----------   --------------
Cash flows used in operating activities:

Net loss for the period                                   (1,719,466)    (967,905)  (1,708,326)      (5,883,021)
                                                          ----------   ----------   ----------   --------------
ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH USED
IN OPERATING ACTIVITIES :

Amortization of deferred stock-based compensation              7,208       47,948      111,016          481,485
Depreciation                                                  34,204       26,711       22,137           92,909
Liability in respect of employee rights upon
retirement                                                     3,434       30,031       47,121           97,697
Amounts assigned to issuance of warrants to service
providers                                                          -        2,116            -            2,116
Issuance of shares in non-cash transactions - Annex A        843,875            -            -          843,875
Short- term loan Received from Netafim in non - cash
transactions - Annex A                                        22,666            -            -           22,666

CHANGES IN ASSETS AND LIABILITIES :

Decrease (increase) in other accounts receivable and
related parties                                               97,702     (142,404)     (33,009)        (115,867)
Decrease (Increase) in prepaid expenses                        5,642       28,197       13,902           (3,013)
Increase in inventories                                     (108,180)     (19,453)     (11,808)        (139,441)
Increase (Decrease) in trade accounts payable                 83,461      (22,716)        (795)         196,530
Increase in other accounts payable                            43,785       16,759       41,554          185,353
(Decrease) Increase in deferred revenue                       42,977            -      (25,000)         177,977
                                                          ----------   ----------   ----------   --------------

TOTAL ADJUSTMENTS                                          1,076,774      (32,811)     165,118        1,842,287
                                                          ----------   ----------   ----------   --------------

NET CASH USED IN OPERATING ACTIVITIES                       (642,692)  (1,000,716)  (1,543,208)      (4,040,734)
                                                          ----------   ----------   ----------   --------------

CASH FLOWS FROM INVESTING ACTIVITIES :

Decrease (Increase) in Other liabilities, net                  7,785       (4,135)     (39,452)         (35,802)
Decrease (Increase) in short-term investments                (16,842)     196,551     (196,551)         (16,842)
Investment in fixed assets                                   (56,938)     (63,833)     (18,608)        (257,864)
Investment in other assets                                         -       16,880            -                -
                                                          ----------   ----------   ----------   --------------

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES          (65,995)     145,463     (254,611)        (310,508)
                                                          ----------   ----------   ----------   --------------

CASH FLOWS FROM FINANCING ACTIVITIES :

Increase (decrease) in short-term credit, net                 41,619            -            -           41,619
Repayment Long-term loan from Financial
institution                                                  (20,578)      56,473            -           35,895
Proceeds for future share issuance, net                      187,528      134,884            -          322,412
Proceeds from issuance of shares, net of issuance
expenses                                                     487,928      100,000    2,265,514        3,997,045
                                                          ----------   ----------   ----------   --------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                    696,497      291,357    2,265,514        4,396,971
                                                          ----------   ----------   ----------   --------------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.

                              ORGANITECH USA, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

                                                                                                         PERIOD FROM
                                                                                                          INCEPTION
                                                                                                        (JULY 1, 1999)
                                                                        YEAR ENDED DECEMBER 31,            THROUGH
                                                                 ------------------------------------    DECEMBER 31,
                                                                    2003         2002         2001           2003
                                                                 ----------   ----------   ----------   --------------
                                                                   U.S. $       U.S. $       U.S. $         U.S. $
                                                                 ----------   ----------   ----------   --------------
Net cash used in operating activities                              (642,692)  (1,000,716)  (1,543,208)      (4,040,734)

Net cash provided by (used in) investing activities                 (65,995)     145,463     (254,611)        (310,508)

Net cash provided by financing activities                           696,497      291,357    2,265,514        4,396,971

Effect of exchange rate changes on cash                                 515        1,989       (8,734)           1,018
                                                                 ----------   ----------   ----------   --------------

NET INCREASE (DECREASE) IN CASH AND CASH
EQUIVALENTS                                                         (11,675)    (561,907)     458,961           46,747

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                       58,422      620,329      161,368                -
                                                                 ----------   ----------   ----------   --------------

CASH AND CASH EQUIVALENTS AT END OF YEAR                             46,747       58,422      620,329           46,747
                                                                 ==========   ==========   ==========   ==============

ANNEX A - SUPPLEMENTARY DISCLOSURE OF NON-CASH
TRANSACTIONS

During the reporting period, the Company issued shares in exchange for liabilities to shareholders and services rendered by third party as follows:

Management fees - see Notes 14(G) and 16(I)                          92,000            -            -           92,000
Marketing and distribution expenses - see Note 16 (L)(2)            110,000            -            -          110,000
Marketing and distribution expenses - see Note 16 (L)(3)             41,875                                     41,875
Marketing and distribution expenses - see Note 16 (L)(4)            600,000                                    600,000
Marketing and distribution expenses - see Note 13                    22,666            -            -           22,666
                                                                 ----------   ----------   ----------   --------------
                                                                    866,541            -            -          866,541
                                                                 ==========   ==========   ==========   ==============

SUPPLEMENTARY DISCLOSURE OF CASH FLOW INFORMATION :

Interest received (paid), net                                         1,706        1,822         (200)
                                                                 ==========   ==========   ==========

Income tax paid, net                                                 (2,519)      (2,491)      (1,113)
                                                                 ==========   ==========   ==========

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.

                              ORGANITECH USA, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -  DESCRIPTION OF BUSINESS

          A. Organitech USA, Inc. (the "Company") (formerly "Incubate This! Inc."), organized under the laws of the state of Delaware, is presently and primarily engaged through its wholly owned subsidiary company Organitech Ltd. ("Organitech Ltd."), a company organized under the laws of Israel, in the development of technologies, platforms, and applied engineering solutions that cost effectively and completely automate the method by which many foods, plants, and extracts are cultivated. Since its formation, Organitech Ltd. has been developing its first proprietary solution, the GrowTECH 2000 (TM), which is a low input-high output, self-contained, portable, robotic, sustainable agricultural platform designed to automatically seed, transplant and harvest commercial quantities of hydroponics, pesticide free, green leaf vegetables.
               Another engineering solution developed by Organitech Ltd. is the GrowTECH 2500, which is a commercial new highly portable, hydroponics green house agricultural platform.

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

          C. As of the balance sheet date, the Company has not generated any revenues from sales of the GrowTECH 2000 and GrowTECH 2500 platform, and has incurred losses from operations at the amount of: U.S.$ 1,719,466 U.S$ 967,905, U.S.$ 1,708,326 and U.S.$
               5,883,021, for the year ended December 31, 2003,2002 and 2001, and for the period from July 1, 1999 (inception) to December 31, 2003, respectively. The Company's losses could continue for the next several years as it continues to expand research and development activities, increase its manufacturing, sales and marketing capabilities.

               The Company does not have sufficient cash to satisfy its operational and developmental requirements over the next 12 months which raise substantial doubt about its ability to continue as a going concern.

               The continuation of the Company's operation as a "going concern" is dependant upon its ability to invest the required resources in completion of the research and development, the quality of its technologies, future market, selling the GrowTECH 2000 and GrowTHCH 2500 platform and the continued financial support of its shareholders or on obtaining additional external sources of financing, in order to secure the continuity its operations.

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

          E.   DISCLOSURE OF CERTAIN RISKS, UNCERTAINTIES AND USE OF ESTIMATES

               The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses, during the reporting period. Actual results could differ from those estimates.

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

          I.   INVENTORIES

               Inventories are valued at the lower of cost or market value. Cost is determined as follows:
               Spare-parts are valued at the lower of cost amortized over their service life or market.
               Work in process and finished products - on the basis of the manufacturing costs, which consist of raw materials and components using the FIFO basis, labor and other manufacturing overhead expenses at actual costs.

                              ORGANITECH USA, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

          J.   DEFERRED INCOME TAXES

               Deferred income taxes are provided for the difference between the tax and accounting bases of assets and liabilities based on the currently enacted tax rate. A valuation allowance in respect of deferred taxes is provided when it is more likely than not that all or part of the deferred tax asset will not be realized. The main temporary difference in respect to which deferred income taxes is provided for are as follows: employee benefits and rights and net operating losses carry forwards. Valuation allowance is established when it are more likely than not that all or portion of the deferred tax asset will not to be realized. The Company provides a valuation allowance to reduce deferred tax assets to their estimated realizable value.

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

               (2) Depreciation is computed by the straight - line method over the estimated useful life of the assets. Annual rate of depreciation are as follows:

                                                      %
                                                     ----
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

               (4) Expenditures for maintenance and repairs are charged to expense as incurred, while renewals and betterment of a permanent nature are capitalized

          N.   REVENUE RECOGNITION

               Revenue from sale of products is recognized when delivery of the product has occurred, title passed to the customer, provided that a signed documentation of the arrangement has been received (usually in the form of purchase order), the price to customers is fixed or determinable, collectability is reasonably assured and technical acceptance received from the customer. Usually installation requirements are not considered to be separated earnings process. Accordingly, revenue is recognized when installation is completed. The Company does not in normal course of business provides a right of return to its customers. If uncertainties exist, such as the granting to the customer right of cancellation if the product is not technically acceptable, revenue is recognized when the uncertainties are resolved. For contracts with multiple obligations (e.g., deliverable and undeliverable products, service, installation and other services), revenue is allocated to each component of the contract based on objective evidence of its fair value, which is specific to the Company.
               For sale contracts with multiple obligations where evidence of fair value could not be achieved, revenue is recognized when the above criterions are met for all elements. In some cases, the Company grants customers with an evaluation period, usually several months, to evaluate the product prior to purchase. The Company does not recognize revenue from sales of products shipped to customers for evaluation until such products are actually purchased. Until purchased, these products are recorded as consignment inventory at the lower of cost or market. Contract service and maintenance revenue is recognized ratably over the term of the contract.

                              ORGANITECH USA, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

          O.   RESEARCH AND DEVELOPMENT COSTS, NET

               Research and development costs are expensed as incurred. Grants participation by third parties and the Government of Israel - Office of the Israeli Chief Scientist ("OCS") for approved projects are recorded as a reduction of expenses as the related cost is incurred.

          P.   ADVERTISING COST

               Advertising costs are expensed as incurred

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

          S.   STOCK-BASED COMPENSATION

               The Company accounts for its stock option issuances in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. The Company has adopted the disclosure requirements of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," and SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment of FASB Statement No. 123," which permits entities to apply the provisions of APB Opinion No. 25 for financial reporting purposes and provide pro-forma net income (loss) disclosures for stock option and warrant grants as if the minimum value method defined in SFAS No. 123 has been applied. Transactions with non-employees, in which goods or services are the consideration received for the issuance of equity instruments, are accounted for under the fair-value-based method defined in SFAS No. 123.

                              ORGANITECH USA, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

          S.   STOCK-BASED COMPENSATION (CONTINUED)

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

          U.   COMPREHENSIVE INCOME

               The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income". SFAS No.130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. There was no difference between the Company's net loss and its total comprehensive loss for the years ended December 31, 2003 and 2002, the Company has no accumulated other comprehensive income or loss as of December 31, 2003 and 2002.

          V.   RECLASSIFICATION

               Certain comparative figures have been reclassified to confirm with current year presentation.

                              ORGANITECH USA, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

          W.   RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS IN THE UNITED STATES

               (1)  SFAS NO. 149

                    In April 2003, the Financial Accounting Standards Board issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS 133, Accounting for Derivative Instruments and Hedging Activities. SFAS 149 is generally effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The adoption of SFAS 149 did not have a material effect on the Company's financial statements.

               (2)  SFAS NO. 150

                    In May 2003, the Financial Accounting Standards Board issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. SFAS No. 150 is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of the statement and still existing at the beginning of the interim period of adoption. The adoption of SFAS No. 150 did not have a material impact on The
                    Company's consolidated financial position or results of operations.

               (3)  FIN NO. 45

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

                    Initial recognition and initial measurement provisions of this FIN are applicable on a prospective basis to guarantees issued or modified after December 31, 2002.
                    The adoption of FIN 45 did not have a material effect on the Company's financial statements.

                              ORGANITECH USA, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

          W.   RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS IN THE UNITED STATES

               (4)  FIN NO. 46

                    In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN No. 46), which addresses consolidation by business enterprises of variable interest entities ("VIEs"). FIN No.46 is applicable immediately for VIEs created after January 31, 2003 and are effective for reporting periods ending after December 15, 2003, for VIEs created prior to February 1, 2003. In December 2003, the FASB published a revision to FIN 46 ("FIN 46R") to clarify some of the provisions of the interpretation and to defer the effective date of implementation for certain entities. Under the guidance of FIN 46R, public companies that have interests in VIE's that are commonly referred to as special purpose entities are required to applythe provisions of FIN 46R for periods ending after December 15, 2003. A public company that does not have any interests in special purpose entities but does have a variable interest in a VIE created before February 1, 2003, must apply the provisions of FIN 46R by the end of the first interim or annual reporting period ending after March 14, 2004. The Company does not expect FIN No. 46 to have an effect on the consolidated financial statements.

                              ORGANITECH USA, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 -  CASH AND CASH EQUIVALENTS

          CONSIST OF:

                                                                 DECEMBER 31,
                                                               ---------------
                                                                2003     2002
                                                               ------   ------
                                                               U.S. $   U.S. $
                                                               ------   ------
          Denominated in Israeli currency                       3,246    5,753
          Denominated in other currencies (mainly the U.S.$)   43,500   52,669
                                                               ------   ------

                                                               46,746   58,422
                                                               ======   ======

NOTE 4 -  RESTRICTED BANK DEPOSIT

          Consist of U.S. $ 16,842 bank deposit - in unlinked NIS, carrying an annual interest rate of 4.4%. To secure the liabilities of the Company to it's bank, the Company pledge the deposit.

NOTE 5 -  OTHER ACCOUNTS RECEIVABLE

          CONSIST OF:

                                                                                  DECEMBER 31,
                                                                               -----------------
                                                                                2003      2002
                                                                               -------   -------
                                                                                U.S. $    U.S. $
                                                                               -------   -------
          Participation grants from the Singapore-Israel Industrial Research
          and Development Fund                                                   2,411    39,431
          Cheques receivable                                                    28,317         -
          Participation grants from the Government of Israel - Chief
          Scientist                                                             43,032   145,732
          Government of Israel - VAT                                            15,238    12,517
          Income tax authorities                                                 6,967     4,448
          Sundry                                                                 6,230       335
                                                                               -------   -------

                                                                               102,195   202,463
                                                                               =======   =======

                              ORGANITECH USA, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 -  INVENTORIES

          CONSIST OF:

                                                              DECEMBER 31,
                                                            ----------------
                                                             2003      2002
                                                            -------   ------
                                                            U.S. $    U.S. $
                                                            -------   ------
          Spare parts                                        26,916   23,334
          Finished products and work in process (1)         112,525    7,927
                                                            -------   ------

                                                            139,441   31,261
                                                            =======   ======

          (1) See Note 14

NOTE 7 -  FIXED ASSETS, NET

          CONSIST OF:

                                                              DECEMBER 31,
                                                           -----------------
                                                            2003      2002
                                                           -------   -------
                                                           U.S. $    U.S. $
                                                           -------   -------
          COST:

          Computers                                         56,350    55,572
          Furniture and Office equipment                     8,996     9,086
          Other equipment                                   37,503    37,310
          Communication equipment                            9,380     8,261
          Leaseholds Improvement                            71,394    16,569
          Motor vehicles                                    60,654    60,541
                                                           -------   -------

                                                           244,277   187,339
                                                           -------   -------

          ACCUMULATED DEPRECIATION:

          Computers                                         53,033    37,557
          Furniture and Office equipment                     1,682     1,144
          Other equipment                                   14,613    11,531
          Communication equipment                            3,697     2,334
          Leaseholds Improvement                             8,511     3,862
          Motor vehicles                                    11,373     2,277
                                                           -------   -------

                                                            92,909    58,705
                                                           -------   -------

          NET                                              151,368   128,634

          BASE STOCK                                        13,587    13,587
                                                           -------   -------

                                                           164,955   142,221
                                                           =======   =======

          Depreciation expenses amounted to U.S.$ 34,204,U.S.$ 26,711, U.S.$ 22,137, and U.S $ 92,909 for the years ended December 31,2003, 2002 and 2001, and for the period from inception through December 31, 2003, respectively.

          As to liens on fixed assets, see Note 15.

                              ORGANITECH USA, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 -  BANK CREDIT AND CURRENT MATURITY OF LONG - TERM LOAN

                                                                       DECEMBER 31,
                                                                    -----------------
                                                                     2003      2002
                                                      ANNUAL        -------   -------
                                                   INTEREST RATE     U.S. $    U.S. $
                                                   -------------    -------   -------
          Credit from bank                                5%         41,619         -
          Current maturity of long-term loan (1)       16.9%         22,746    19,022
                                                                    -------   -------

                                                                     64,365    19,022
                                                                    =======   =======

          (1) See Note 12.

NOTE 9 -  TRADE ACCOUNTS PAYABLE

          CONSIST OF:

                                                                       DECEMBER 31,
                                                                    -----------------
                                                                     2003      2002
                                                                    -------   -------
                                                                     U.S. $    U.S. $
                                                                    -------   -------
          Open accounts                                              60,441    66,811
          Cheques payable                                           136,089    46,258
                                                                    -------   -------

                                                                    196,530   113,069
                                                                    =======   =======

NOTE 10 - OTHER ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

          CONSIST OF:

                                                                       DECEMBER 31,
                                                                    -----------------
                                                                     2003      2002
                                                                    -------   -------
                                                                     U.S. $    U.S. $
                                                                    -------   -------
          Employees and payroll - related institutions               50,662    41,723
          Employee vacation pay                                      21,022    15,865
          Accrued expenses                                          118,971    83,952
          A.T.A Jordan valley Ltd. (1)                               13,912         -
          Sundry                                                      5,804       531
                                                                    -------   -------

                                                                    210,371   142,071
                                                                    =======   =======

          (1) See Notes 14

                              ORGANITECH USA, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 - OTHER ASSETS/LIABILITIES

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

          B. Severance pay expenses for the years ended December 31, 2003, 2002,and 2001, and for the period from inception through December 31, 2003 amounted to U.S.$ 11,219, U.S.$ 33,376, U.S.$ 12,007, and U.S $ 73,317, respectively.

NOTE 12 - LONG-TERM LOAN

                                                                               DECEMBER 31   DECEMBER 31
                                                                                  2003          2002
                                                                (1) ANNUAL     -----------   -----------
                                                               INTEREST RATE      U.S.$         U.S.$
                                                               -------------   -----------   -----------
          A.   Loan from financial institution in Israeli
               currency                                             16.9            35,895        56,473

               Less - current maturity                              16.9            22,746        19,022
                                                                               -----------   -----------

                                                                                    13,149        37,451
                                                                               ===========   ===========

               (1) Linked to the Israeli CPA.

          B.   THE AGGREGATE MATURITIES OF LONG-TERM LOAN AT
               DECEMBER 31, 2003:

               First year current maturity                                          22,746        19,022
               Second year                                                          13,149        21,027
               Third year                                                                -        16,424
                                                                               -----------   -----------

                                                                                    35,895        56,473
                                                                               ===========   ===========

               As to liabilities secured by lien on assets, see Note 15.

                              ORGANITECH USA, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 - LOAN FROM NETAFIM

          A loan granted by Netafim to Organitech Ltd. pursuant to memorandum of understanding signed on July 17, 2003, see Note 14H(4), bear interest at annual rate of 5% to be repaid in 6 monthly equal installments the first of which shall be at 30 days from the day of the memorandum of understanding termination.

NOTE 14 - CONTINGENCIES, COMMITMENTS AND LIENS ON ASSETS

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

                    As of December 31, 2003, the balance of royalty bearing grants due by the Company to the Office of the Chief Scientist is U.S. $ 381,665.

               (2) In September 2001, Organitech Ltd. received an approval for Magnaton Research and Development program through the Office of the Israeli Chief Scientist ("OCS"). Magnaton program reflects a joint venture between Organitech Ltd. and the Weitzman Institute in order to develop new varieties of miniature tomatoes that can be adapted to the GrowTECH 2000 system.
                    The OCS participates in 66% of the research and development expenses incurred, subject to a maximum amount of approximately U.S.$ 85,000.
                    As of December 31, 2003, Organitech Ltd. received from the OCS a payment of U.S.$ 79,160. Organitech Ltd. is committed to pay royalties to the Weitzman Institute up to 5% on sales of products developed with the grants participation of the Magnaton program.

               (3) In November 2001, Organitech Ltd. and third party -"Agronaut" received approval from the Singapore-Israel Industrial Research and Development ("SIIRD") for funding the development of an updated commercial version of the GrowTECH. SIIRD will participate in 40% of the research and development expenses incurred by Organitech Ltd. and Agronaut, limited to a maximum amount of U.S.$ 421,359. As of December 31, 2003 Organitech Ltd. has received U.S.$ 252,177 from SIIRD.
                    Organitech Ltd., and Agronaut are committed to pay royalties to SIIRD ranging from 1.5% to 2.5% on sales of products developed with the grants participation of SIIRD. The commitment for royalty payments to SIIRD is limited to the amount of received participation.

                              ORGANITECH USA, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 - CONTINGENCIES, COMMITMENTS AND LIENS ON ASSETS (CONTINUED)

          B.   DISTRIBUTION AGREEMENT(CONTINUED)

               (1)  IN ISRAEL

                    In February 2000, Organitech Ltd. Signed a distribution agreement, whereby it granted Net Alim the exclusive right to market Organitech Ltd.'s GrowTECH platforms in Israel. Under the terms of the agreement, Net Alim agreed to purchase two GrowTECH platforms in consideration for U.S. $100,000. In March 2000, Organitech Ltd. Received an advance payment from Net Alim in an amount of U.S.$ 60,000. In July 2000, Organitech Ltd. Delivered the two GrowTECH platforms to Net Alim.
                    Organitech Ltd. And Net Alim negotiated certain claims of Net Alim concerning the GrowTECH platforms delivered and the distribution agreement. Management is of the opinion, based upon its legal advisor, opinion that the Company's exposure in respect of these claims would not have material adverse effect, on the Company's financial statements.

               (2)  IN ASIA PACIFIC

                    (a) On August 27, 2002, the Company and Agronaut singed a co-operation agreement, whereby the Company granted Agronaut exclusive rights to sell and distribute the Company's systems for 10 years within Singapore; and during 6 years within Korea, Taiwan and other countries within South East Asia, as well as, non exclusive distribution rights in the rest of the Asia region. Pursuant to the co-operation agreement Agronaut is committed, in order to retain it's exclusive rights, to sale at least 6% out of the total worldwide sales of the Company.

                    (b) Pursuant to the co-operation agreement, the Company granted Agronaut with the option to purchase during eight months upon signing the co-operation agreement, 20 systems produced by the Company at cost price, provided that the Company complete full upgrading of 2 beta systems installed in Singapore within 2 month following signing the co-operation agreement.-see(c) below.

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

                              ORGANITECH USA, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 - CONTINGENCIES, COMMITMENTS AND LIENS ON ASSETS (CONTINUED)

          B.   DISTRIBUTION AGREEMENT

               (2)  IN ASIA PACIFIC(CONTINUED)

                    (d) Pursuant to the co-operation agreement Agronaut was granted with option that was in effect two weeks following the date of the co-operation agreement (the option expired on September 10, 2002), to purchase 3 systems of the Company for a consideration of U.S.$ 300,000, and to increase the consideration mentioned in
                         (c) above by additional 300,000 shares of common stock of the Company.

               (3)  IN THE UNITED KINGDOM AND REPUBLIC IRELAND ("BRITISH ISLES")

                    On January 15 ,2004, subsequent to the balance sheet date Organitech Ltd. singed Purchase agreement with Van dijk limited cooperative society ("Van Dijk") incorporated under the laws of Ireland , whereby:

                         (a) Organitech Ltd. will sell to Van dijk two systems for a consideration of 258,000 Euero. Subject to the provisions set forth in the agreement.

                         (b)  (1)  In return for the purchase by Van Dijk of
                                   the Initial Systems, Organitech Ltd. hereby grants Van Dijk exclusivity distribution rights ("the - exclusivity rights") for the British Isles for a period of 2 years through January 14, 2006.

                              (2) In the event that Van Dijk places orders for a further 8 systems by or before the second anniversary of the Effective Date, Organitech Ltd. will extend the exclusivity rights for the British Isles for additional 2 years through January14, 2008.

                              (3) In the event that Van Dijk places orders for a further 10 Systems by or before January 14, 2007, Organitech Ltd. will extend the exclusivity rights for the British Isles through January 14, 2009.

                              (4) In any event, as long as Van Dijk purchases sufficient systems to supply 35% of the market for higher value/similarly grown leafy vegetables in:

                                   a.   The British Isles, Organitech Ltd. will
                                        continue to extend the exclusivity
                                        rights to Van Dijk for the British
                                        Isles; or
                                   b.   Ireland, Organitech Ltd. will continue
                                        to extend the exclusivity rights to Van
                                        Dijk for Ireland.

                              ORGANITECH USA, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 - CONTINGENCIES, COMMITMENTS AND LIENS ON ASSETS (CONTINUED)

          B.   DISTRIBUTION AGREEMENT (CONTINUED)

               (3) IN THE UNITED KINGDOM AND REPUBLIC IRELAND ("BRITISH ISLES")(CONTINUED)

                         (5) In the event that Van Dijk makes the purchases of systems described in 3 above only, then, even if no further purchases are made and the period of exclusivity rights expires, Organitech Ltd. will offer Van Dijk a first right of refusal as follows:

                              In the event Organitech Ltd. receives any bona fide, verifiable offer from a third party to purchase a system in the British Isles, it will offer Van Dijk that right on the same terms.

                         (6) If Van Dijk purchases 10 systems from Organitech Ltd., then Organitech Ltd. agrees to grant Van Dijk exclusivity rights for Ireland for a period of 25 years commencing the date of installation of the tenth system.

                         (7) If Van Dijk purchases 50 systems from Organitech Ltd, then Organitech Ltd. agrees to grant Van Dijk exclusivity rights for the British Isles for a period of 25 years commencing the date of installation of the fiftieth system.

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

               (3) In the event that Agronaut is released from its obligation, the Company will refund U.S.$75,000 to Agronaut upon receiving of the two GrowTECH platforms.

               As of the balance sheet date the Company has not received the acceptance approval by Agronaut in respect of such two GrowTECH platforms.

          D. On December 1, 2001, the Company and Agronaut signed an agreement to incorporate, subject to obtaining sufficient government and/or private funding, a 50%-50% joint venture in Singapore with authorized share capital of 100,000 Singapore dollars to be engaged in the Agro-Technologies field under the name of "Organitech Asia".
               As of the balance sheet date Organitech Asia has not been incorporated.

                              ORGANITECH USA, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 - CONTINGENCIES, COMMITMENTS AND LIENS ON ASSETS (CONTINUED)

          E. On December 31, 2002, Organitech Ltd. and Ocean Culture Ltd. a Company controlled by lior Hessel - shareholder and CEO of the Company, entered into an agreement whereby, Organitech Ltd. will develop a prototype of the GrowTECH platform for ocean culture at a consideration of U.S.$ 15,000 in cash and U.S.$ 35,000 to be paid by the issuance of 15,272 shares of Ocean Culture, following the issuance of such shares, 18% out of the outstanding issued share capital of Ocean Culture. As of the balance sheet date the Company have received U.S.$ 5,000 down payment by cean Culture Ltd.

          F. On June 1, 2003, Organitech Ltd. relocated its operations site to Yokneam, Israel and signed a 3 years rental agreement for its premises.
               Minimum future payments due under the Company's current rental agreements (excluding the extension option) are as follows:

                                               U.S.$
                                              -------
                                   2004        17,400
                                   2005        17,400
                                   2006        10,150
                                              -------

                                               44,950
                                              =======

          G. On July 1, 2003 the Company and Mr. Simon Zenaty ("Simon") signed a management agreement, whereby Simon will invest up to 100 hours per month in working with the Company, in consideration for management fee at the amount of U.S.$ 4,000 per a month.

               (1) Pursuant to the management agreement, under certain cash flow conditions, the payment of the monthly management fee will be deferred and bear interest computed at a rate of 5% per annum payable by the company during the deferral period on a quarterly basis.

               (2) Pursuant to the management agreement, Simon has the right to request the Company to exchange the deferred management fee, including accumulated interest thereon, for the Company's' shares of common stock at a price computed as 75% of the average closing market price of the Company's shares during the three months prior to the date of the exchange.

               (3) The management agreement can be terminated with a 60 days written notice.

               As of December 31, 2003 Mr. Simon Zenaty has accrued U.S.$ 24,250 including interest which is convertible into 115,027 of the Company's common shares.

                              ORGANITECH USA, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 - CONTINGENCIES, COMMITMENTS AND LIENS ON ASSETS (CONTINUED)

          H. On July 17, 2003, the Company and its wholly owned subsidiary company Organitech Ltd., signed a memorandum of understanding ("MOU") with Netafim (A.C.S) Ltd. cooperative society incorporated under the laws of the State of Israel ("Netafim") which approved by the Company and Organitech Ltd. Board of Directors, whereby:

               At the first period - from execution of the MOU and not later than December 31, 2003.

               (1) Netafim will finance the operations of Organitech Ltd. until December 31, 2003 in the amount of U.S.$100,000, according to an agreed upon business plan, detailed working plan and budget (the "Netafim's Capital"). Netafim's Capital will be used only for Organitech Ltd.'s operations and will not serve to pay any debts or liabilities of the Company.

               (2) Upon execution of the MOU and through December 31, 2003, Netafim will also provide services as described in the MOU to Organitech Ltd. at an agreed upon cost based on fair market value to be determined in accordance with Netafim's prices to other Netafim's affiliates.

               (3) In consideration for Netafim's Capital, as well as, the cost of the services to be provided by Netafim, Organitech Ltd. shall issue, no later then December 31, 2003, shares to Netafim ("First Period Shares"), at a price per share based on Organitech Ltd. post-money valuation of U.S.$ 1,176,471 ("Share Price"). Netafim will have full-ratchet and anti-dilution protection if Organitech Ltd. issues any shares or convertible securities at a price lower than the share price.
                    As of the Balance sheet date the Company did not issue any shares to Netafim.

               (4) In the event that Netafim chooses to terminate the MOU pursuant to the provisions set forth in the MOU, any and all Netafim's Capital, as well as, the cost of services invested in Organitech Ltd. up to such termination event, shall be considered to constitute a loan linked to the U.S.$ exchange rate and bear interest at an annual rate of 5%, to be repay by Organitech Ltd. to Netafim on 6 monthly equal installments, the first of which shall be paid within 30 days from the date of the MOU termination, see Note 13.

               At the second period - from end of First Period and until Netafim holds 51% of issued and outstanding share capital of Organitech Ltd..

               (1) At the election of Netafim, Organitech Ltd. shall issue shares to Netafim that following to such issuance, together with the shares issued in the First Period, Netafim shall hold 51% of the issued and outstanding share capital of Organitech Ltd., on a fully diluted basis, ("Second Period Shares"). Netafim's said right may be exercised at any time prior to December 31, 2003 at a price per Second Period Shares equal to Organitech Ltd. Share Price, which will be subject to anti-dilution adjustment, so that the price to be paid equivalent to the cost of the services rendered by Netafim will not exceed Organitech Ltd. Share Price of the most recent investment in Organitech Ltd..

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

                              ORGANITECH USA, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 - CONTINGENCIES, COMMITMENTS AND LIENS ON ASSETS (CONTINUED)

          H.   (CONTINUED)

               Special provisions

               (1) Following the exercise of Netafim's right with respect to the Second Period Shares, Netafim shall have the right to appoint a majority of the directors for Organitech Ltd. Board of Directors, management and its legal counsel.

               (2) In the event that the operations of Organitech Ltd. will require funding additional to Netafim's Capital ("Working Capital"), the Parties will contribute the Working Capital on a pro-rata basis of their share holdings, and such contribution shall constitute a shareholders' loan. A party that fails to provide its pro-rata additional contribution within 6 months from the call date shall have its share holding diluted.

               (3) The MOU is subject to termination of all of the distribution agreements and MOU's signed by Organitech Ltd. and the Company and subject to termination of the Private placement singed by the Company .

               As of the balance sheet date Netafim has finance pursuant to the MOU U.S.$ 22,666 of Organitech Ltd. activities, see Note 13.

               The Company is negotiating with Netafim a new MOU since the MOU dated July 17, 2003 has expired

          I. On September 2003 the Company renewed its directors and officers insurance policy that cover, subject to the Israel law and Jurisdiction, in management's opinion, all reasonable risks up to U.S.$ 1 million. This insurance policy is for a period of one year ended September 2004 with annual cost of premium to the Company of approximately U.S.$ 29,500.

          J. On November 4, 2002, Organitech Ltd. and other third party have completed the foundation of a 50% - 50% Israeli joint venture corporation in the name Hydrophonic greens Ltd. Hydrophonic greens Ltd. will purchase, exclusively from Organitech Ltd., equipment for Hydrophonic system growth, worth of approximately U.S.$ 50,000, and agronomic services, technical support and administrative services. Pursuant to the parties understanding Hydrophonic greens Ltd. will examine commercial options to market spices and founding at regional marketing centers.

               As of the Balance sheet date Hydrophonic greens Ltd. is an inactive.

          K. On October 19, 2003, the Company entered into partnership agreement with third party for the incorporation of Organitech Finland, a company to be registered under Finland law, to be held at 51% by the Company.
               Organitech Finland will be engaged in setting up a farm in Finland, for the growing and marketing Hydrophonic fresh vegetable. The parties committed to invest in Organitech Finland 70,000 EURO, each, in cash or in cash equivalents, and to appoint one representative each for the management of organitech Finland, so all decisions will be taken by the management of Organitech Finland unanimously.

                              ORGANITECH USA, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 - CONTINGENCIES, COMMITMENTS AND LIENS ON ASSETS (CONTINUED)

          L.   SALES COMMITMENTS

          a. On December 2002, Organitech Ltd. and 2 other third parties have completed the foundation of 33.1/3% each Israeli joint venture corporation in the name A.T.A Jordan Valley Ltd. ("ATA"). Organitech Ltd. granted ATA, under certain conditions, exclusive agency rights within Israel for Company's systems.
               As of December 31, 2003 and 2002, Organitech Ltd. has accumulated cost at the amount of U.S.$ 50,240 and U.S.$ 7,927, respectively for ATA's GrowTECH 2500 system installed at ATA site, see Note 6.

               On December 2003, the joint venture partners singed a memorandum whereby:

               1.   ATA's GrowTECH 2500 will remain Organitech Ltd. property.

               2. Organitech Ltd. will purchase all of ATA outstanding share capital at approximately U.S.$ 40, such that following the transaction Organitech Ltd. will holed 100% of ATA outstanding share capital.

               3. Organitech Ltd. will support ATA financially, to ensure the repayments of U.S.$ 13,912 ATA owed to the other partners, see Note 10.

               4. Mr. Levi Menahem (one of the 2 other third parties ATA was founded with), which on his property the GrowTECH 2500 system was set up, will be entitled to use the system until 31 December 2004, for this usage he will pay the Company U.S.$ 23 per month.

               5. No later then September 30,2004 Mr. Levi Menahem is obligated to notify Organitech Ltd. about his intentions regarding the purchase of that system.
                    In the event that Mr. Levi Menahem will waive the purchase opportunity, Organitech Ltd. will be entitled to use the system on his property for another 5 years.

               The Company's management is of the opinion that the net realize value of this systems is higher then its book value.

          b. On March 2003 ATA established a joint company to be held at 25% by ATA and 75% by third party in the name of A.A.G Eilat Ltd.
               On March 2003, Organitech Ltd. supplied a GrowTECH 2500 system to ATA to be installed at A.A.G Eilat Ltd. Site, for purchase price of U.S.$ 100,000, Organitech Ltd. did not recognized revenue from this sale transaction as collectability is not reasonably assured and the technical acceptance from the customer was not received. As of December 31, 2003, Organitech Ltd accumulated costs at the amount of U.S.$ 62,285 which relate to this system installed at A.A.G Eilat Ltd. site.

               The Company's management is of the opinion that the net realize value of this system is higher then its book value.

NOTE 15 - LIABILITIES SECURED BY LIEN ON ASSETS

          To secure the Company's liability to third party financial institution, at the amount of U.S.$ 35,000, as of December 31, 2003, the Company pledged on behalf of the third party financial institution, with a first and fixed lien on 6 of the Company's vehicles, with depreciated cost of U.S.$ 49,281 at December 31, 2003, see Note 12.

                              ORGANITECH USA, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16 - SHARE CAPITAL

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

          G. On January 2001, The Company issued 4,453,000 shares of common stock at the price of approximately U.S.$ 0.51 per share, for a consideration of U.S.$ 2,266,000.
               This share issuance net of the cancelled shares mentioned in E above, reflects the issuance by the Company to its shareholders prior to the reveres acquisition, see Note 1B.

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

NOTE 16 - SHARE CAPITAL (CONTINUED)

          I.   PRIVATE PLACEMENT (CONTINUED)

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

               (2) For management services and other payments made by the investor on behalf of the Company equal to U.S.$ 143,000, the Company agreed to instruct the escrow agent to transfer to the investor a total of 794,444 shares of common stock, out of the 5,500,000 shares held by the escrow agent, representing an applicable purchase price of U.S.$. 0.18 per share

               (3) The investor agreed to exercise the option to purchase 188,179 shares of common stock at an exercise price of U.S.$
                    0.0001 per share, and the Company agreed to instruct the escrow agent to transfer to the investor a total of 188,179 shares of common stock, out of the 5,500,000 shares held by the escrow agent.

               (4) The option to purchase 46,242 shares of common stock at an exercise price of U.S.$ 1 per share will remain outstanding.

               (5) The investor reserve the right to invest in the Company, based on agreed upon price per share of common stock as follows:

                    (a) U.S.$ 0.18 for investments that will be made prior to November 30, 2003.

                    (b) U.S.$ 0.40 for investments that will be made on December 31, 2003 through September 31, 2004.

               (6) The Company shall have the right to terminate the agreement with the investor for any reason whit prior written notice of 10 days.

               (7) The investor will be entitled to management fees equivalent to a salary cost of U.S.$. 4,000 per month.

               (8) All previous agreements and understanding between the Company and investor are terminated.

               (9) On May 20, 2003, pursuant to the End of Commitment Agreement, the Company instructed the escrow agent to transfer a total of 143,009 shares of common stock to the investor.

               (10) On Jun 20, 2003, pursuant to the End of Commitment
                    Agreement, the Company instructed the escrow agent to transfer a total of 837,500 shares of common stock to the investor.

               (11) On September 9, 2003, pursuant to the End of Commitment
                    Agreement, the Company instructed the escrow agent to transfer a total of 962,500 shares of common stock to the investor.

                              ORGANITECH USA, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16 - SHARE CAPITAL (CONTINUED)

          I.   PRIVATE PLACEMENT (CONTINUED)

               (12) On October 10, 2003, the investor and the Company signed an amendment to the End of Commitments Agreement that extended the dates above mentioned as follows:

                    The investor reserve the right to purchase additional 2,750,000 shares based on agreed upon price per share of common stock as follows:

                    (a) U.S.$. 0.18 per share for purchases made prior to November 30, 2003.

                    (b) U.S.$. 0.40 per share for purchases that will be made on December 1, 2003 through September 30, 2004.

               (13) On November 4, 2003, pursuant to the End of Commitment
                    Agreement as amended, the Company instructed the escrow agent to transfer a total of 1,100,000 shares of common stock to the investor.

               As of December 31, 2003 the investor has accrued U.S.$ 8,000 for management fees and has invested U.S.$ 187,528 which are convertible into 1,086,267 of the Company's common shares

               On January 6, 2004, subsequent to the balance sheet date, pursuant to the End of Commitment Agreement, the Company instructed the escrow agent to transfer 1,100,000 shares of common stock to the investor.

          J. In November 2003 the Company issued 463,236 shares of common stock to Mr Ohad Hessel, who exercised options that were granted to him on December 23, 1999, see Note 17B.

          K.   EQUITY AGREEMENT

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

                              ORGANITECH USA, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16 - SHARE CAPITAL (CONTINUED)

          L.   SERVICE AND CONSULTING AGREEMENTS FOR SHARE ISSUANCE

               (1) On April 9, 2003 the Company's Board of Directors authorized the Company to issue in respect of the Company's commitment 57,280 shares of common stock under certain agreements to pay brokerage fees and commission for services provided to the Company by third parties and a related party, out of which 9,280 shares of common stock will be issued to a related party.
                    On May 14, 2003, the Company had issued 48,000 shares of common stock pursuant to the Board of Directors authorization.

               (2) On October 1, 2003, the Company entered into 24 month consulting agreement with third party (The - "Consultant"). Pursuant to the consulting agreement the consultant will provide the Company business consulting services for a consideration of 550,000 shares of common stock to be issued by the Company to the consultant at a price of U.S.$ 0.2 per share Under Form S-8 registration statement.

               (3) On October 13, 2003 the Company and MC Services AG ("MC") entered into advising and public relation service agreement which was approved by the Company's Board of Directors on October 27, 2003, for a period of ten mounts commencing November 1, 2003 at the cost of U.S.$. 147,500.
                    The Company may choose to pay in cash or provide full tradable shares of common stock at price computed as the 20 days average closing share price of the months prior to the period in which the services rendered, limited to U.S.$ 0.30 per share. As of the Balance sheet date, the Company issued 139,583 shares to MC pursuant to this agreement.

               (4) On May , 2003 the Company issued 600,000 shares of common stock to Agronaut in consideration for its investment of U.S.$ 600,000 in marketing and distribution expenses, see Note 14 B (2)(c).

                              ORGANITECH USA, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17 - STOCK BASED COMPENSATION

          A. On March 3, 1988, the Company adopted an incentive stock option plan for Company's executives and key employees. The Company has reserved 10,000,000 shares of common stock for issuance pursuant to this plan.
               On May 3, 2000, the Company registered with the U.S. Securities and Exchange Commission 1,000,000 of these shares on Form S-8. The incentive stock option plan provides that no option may be granted at an exercise price less than the fair market value of the common shares on the date of grant and no option can have a term in excess of ten years. As of December 31, 2003, no options have been granted pursuant to the plan.

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

          C. Pursuant to a private placement agreement, signed on June 16, 2002, see Note 17I, the Company granted the investor options to purchase 188,179 shares of common stock at an exercise price of U.S.$ 0.0001 per share , and 46,242 shares of common stock at an exercise price of U.S.$ 1 per share.

                              ORGANITECH USA, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17 - STOCK BASED COMPENSATION (CONTINUED)

          D.   A SUMMARY OF THE STATUS OF THE COMPANY'S STOCK OPTION

                                                            DECEMBER 31,
                                                    ----------------------------
                                                        2003            2002
                                                    ------------    ------------
                                                      NUMBER OF ORDINARY SHARES
                                                    ------------    ------------
          Total number authorized                     10,000,000      10,000,000
          Total number granted                           697,657         697,657
                                                    ------------    ------------

          Available for granting                       9,302,343       9,302,343
                                                    ============    ============

          Exercised during the year                      651,415               -
                                                    ============    ============

          Balance outstanding                             46,242         697,657
                                                    ============    ============

          DETAILS OF OPTIONS GRANTED ARE AS FOLLOWS:

                                     NUMBER OF OPTIONS
          DATE OF GRANTING           GRANTED              EXERCISE DATE      EXERCISE PRICE
          -----------------------    -----------------    ---------------    --------------
                                                                                 U.S. $
                                                                             --------------
          December 23, 1999                    463,236    November, 2003             0.0001

          June 16, 2002                        188,179    June, 2003                 0.0001

          June 16, 2002                         46,242    -                               1

          E. The Company is committed to grant stock options to certain key employees, subject to the approval of a new stock option plan by the shareholders of the Company, to purchase approximately 1.5 million shares of common stock at an exercise price range from U.S.$ 1 to U.S.$ 4 per share of common stock. A new plan has not yet been approved, and such future option grants is not expected to result in compensation to the grantees based upon current market value of Company's share.

                              ORGANITECH USA, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 18 - FINANCING EXPENSES

          CONSIST OF:

                                                YEAR ENDED DECEMBER 31,
                                           --------------------------------
                                             2003       2002         2001      * CUMULATIVE
                                           --------   ---------   ---------   --------------
                                            U.S. $      U.S. $      U.S. $         U.S. $
                                           --------   ---------   ---------   --------------
          Financing income                   (2,888)    (65,150)    (50,527)        (136,954)
          Financing expenses                 33,776      88,537      23,108          154,473
          Loss from traded securities             -       7,096           -                -
                                           --------   ---------   ---------   --------------

                                             30,888      30,483     (27,419)          17,519
                                           ========   =========   =========   ==============

          *  Cumulative amounts from the Company's inception.

NOTE 19 - OTHER EXPENSES

          Expenses relate to offering of Company's shares in an aborted offering during the years ended December 31, 2003, 2002 and 2001- U.S.$ 15,000, U.S.$ 12,000 and U.S.$ 20,000, respectively.

NOTE 20 - INCOME TAXES

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

                              ORGANITECH USA, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 20 - INCOME TAXES (CONTINUED)

          C.   NET OPERATING LOSS CARRY FORWARDS

               (1) At December 31, 2003, for U.S. income tax purposes the Company had approximately U.S.$ 2,946 thousand (2002 -U.S.$ 1,226 thousand) of net operating loss carry forwards. Such net operating losses begin expiring in 2005.

               (2) At December 31, 2003, Organitech Ltd. had net operating loss carry forwards for Israeli tax purposes of approximately U.S.$ 4,543 thousands (December 31, 2002 -U.S.$ 3,613 thousands, December 31, 2001 - U.S.$ 2,911 thousands). These losses are indexed to changes in the Israeli Consumer Price Index pursuant to inflationary Adjustments Law, 1985, see A above. The net operating loss carry forwards are available to offset future taxable income, if any, for an indefinite period.

               (3)  See Notes 2J and 23D in respect of deferred tax assets.

          D.   DEFERRED TAX ASSETS

               Significant components of the Company's deferred tax assets are as follows:

                                                                 DECEMBER 31, 2003
                                                     -----------------------------------------
                                                                  NON-CURRENT         TOTAL
                                                     CURRENT     -------------    ------------
                                                      U.S. $         U.S. $          U.S. $
                                                     --------    -------------    ------------
          Provision for employee vacation               7,568                -           7,568
          Tax loss carry forwards                           -        2,666,606       2,666,606
          Liability in respect of employee rights
          upon retirement                                   -           22,282          22,282
                                                     --------    -------------    ------------

          Total deferred tax assets                     7,568        2,688,888       2,696,456
          Less - valuation allowance                    7,568        2,688,888       2,696,456
                                                     --------    -------------    ------------

          NET DEFERRED TAX ASSETS                           -                -               -
                                                     ========    =============    ============

                                                                 DECEMBER 31, 2002
                                                     -----------------------------------------
                                                                  NON-CURRENT         TOTAL
                                                     CURRENT     -------------    ------------
                                                      U.S. $         U.S. $          U.S. $
                                                     --------    -------------    ------------
          Provision for employee vacation               5,711                            5,711
          Tax loss carry forwards                                    1,729,957       1,729,957
          Liability in respect of employee rights
          upon retirement                                               18,243          18,243
                                                     --------    -------------    ------------

          Total deferred tax assets                     5,711        1,748,200       1,753,911
          Less - valuation allowance                    5,711        1,748,200       1,753,911
                                                     --------    -------------    ------------

          NET DEFERRED TAX ASSETS                           -                -               -
                                                     ========    =============    ============

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

NOTE 20 - INCOME TAXES (CONTINUED)

          E.   RECONCILIATION OF THEORETICAL TAX BENEFIT TO THE ACTUAL TAX
               BENEFIT:

                                                       YEAR ENDED DECEMBER 31,
                                              -----------------------------------------
                                                  2003           2002           2001       * CUMULATIVE
                                              -----------    -----------    -----------    ------------
                                                 U.S. $         U.S. $         U.S. $         U.S. $
                                              -----------    -----------    -----------    ------------
               LOSS BEFORE INCOME TAXES
               AS REPORTED IN THE
               STATEMENT OF OPERATIONS         (1,719,466)      (967,905)    (1,708,326)     (5,883,021)
                                              ===========    ===========    ===========    ============

               Theoretical tax on the
               above amount                      (619,007)      (348,446)      (614,997)     (2,117,887)

               INCREASE (DECREASE) IN
               TAXES RESULTING FROM
               PERMANENT DIFFERENCES:

               Non-deductible  operating
               expenses                             5,045          1,992          2,176          10,339
               Differences in the basis of
               measurement for tax
               purposes and for financial
               reporting purposes and
               other                             (328,583)        69,422         39,079       (218,975)
                                              -----------    -----------    -----------    ------------

                                                 (942,545)      (277,032)      (573,742)     (2,326,523)

               TIMING DIFFERENCES IN
               RESPECT OF WHICH
               VALUATION ALLOWANCE
               WERE RECORDED AGAINST
               DEFERRED TAX ASSET:

               Expenses in respect of
               employees' liabilities                5,896          (125)          (301)          22,271
               Loss for tax purposes in
               the current year                    936,649        277,157        687,556       2,304,252
               Payrolls on account of
               employees' options                        -              -      (113,513)               -
                                              ------------   ------------   ------------   -------------

                                                         -              -              -               -
                                              ============   ============   ============   =============

               *  Cumulative amounts from the Company's inception.

          F. The Company and an Organitech Ltd. have not been assessed for tax purposes since incorporation.

                              ORGANITECH USA, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 21 - TRANSACTION AND BALANCES WITH RELATED PARTIES

          The Company conducts transactions in the ordinary course of business with related parties. Transactions and balances with related parties are disclosed in the Company's financial statements and the Notes thereto, see Notes 1B, 5, 10, 13, 16 and 17.

          (1)  BALANCES WITH RELATED PARTIES

                                                 DECEMBER 31,
                                            ----------------------
                                               2003         2002
                                            ---------    ---------
                                              U.S. $       U.S. $
                                            ---------    ---------
               Other accounts receivable       13,672       11,106
                                            =========    =========

          (2)  TRANSACTION WITH RELATED PARTIES

                                                YEAR ENDED DECEMBER 31,
                                          -----------------------------------
                                             2003         2002         2001      * CUMULATIVE
                                          ---------    ---------    ---------    ------------
                                            U.S. $       U.S. $       U.S. $        U.S. $
                                          ---------    ---------    ---------    ------------
               Compensation, payroll
               expenses and related
               benefits                     237,062      303,830      242,947         819,404
                                          =========    =========    =========    ============

               Number of beneficiaries            6            7            6               -
                                          =========    =========    =========    ============

               Overhead expenses                  -            -       16,492          24,624
                                          =========    =========    =========    ============

               Number of beneficiaries            -            -            1               -
                                          =========    =========    =========    ============

               *  Cumulative amounts from the Company's inception.