Form 10KSB/A
period 2003-12-31
ORGANITECH USA INC
filed 2004-05-05
CIK 832810

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  Form 10-KSB/A
                Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934
                                   (Mark One)
                [X] Annual report pursuant to section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                   For the fiscal year ended December 31, 2003

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

These financial statements are not audited due to the fact that we have changed our audit firm, and we currently work with an American firm that is going through all the relevant material.

We have fully disclosed are business in these reports, and are confident that we will be able to have our reports audited shortly, as we are working in full cooperation with our auditors and with the SEC.

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

In the last quarter of 2003, The Company is in the process of moving from the development stage into the commercial, independent stage. The Company received orders for sales of nearly 400,000 US$ and the prospects for the year 2004 are promising, to say the least.

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

The Securities Purchase Agreement, as amended, provides that:

(1) The aggregate proceed of U.S.$2 million shall be paid to the Company by BLM commencing in August 2002.

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

     (5) B.L.M. reserves the right to purchase the Company's shares, based on agreed upon price per share of common stock as follows:

          (a) U.S.$ 0.18 for investments that will be made prior to October 10, 2003.

          (b) U.S.$ 0.40 for investments that will be made on October 11, 2003 through December 31, 2003.

     (6) OrganiTech shall have the right to terminate the agreement with B.L.M. for any reason with prior written notice of 10 days.

     (7) B.L.M. will be entitled to management fees equivalent to a cost of U.S.$. 4,000 per month.

     (8) All previous agreements and understanding between the Company and B.L.M. are terminated.

     (9) On June 20, 2003, pursuant to the End of Commitment Agreement, the Company instructed the escrow agent to transfer a total of 186,065 shares of common stock to the investor.

     (10) On September 9, 2003, pursuant to the End of Commitment Agreement, the Company instructed the escrow agent to transfer a total of 962,500 shares of common stock to the investor.


On October 10, 2003, the sides signed an amendment to the End of Commitments Agreement that extended the dates abovementioned as follows:

B.L.M. reserves the right to purchase an additional 2,750,000 shares based on agreed upon price per share of common stock as follows:

(a) U.S.$. 0.18 per share for purchases made prior to December 31, 2003.

(b) U.S.$. 0.40 per share for purchases that will be made on January 1, 2004 through September 30, 2004.

On November 4, 2003, pursuant to the amended End of Commitment Agreement, the Company instructed the escrow agent to transfer 1,100,000 shares of common stock to B.L.M

As of December 31, 2003, pursuant to the End of Commitment Agreement, the Company instructed the escrow agent to transfer a total of 3,850,000 shares of common stock to B.L.M

On January 6, 2004, subsequent to the balance sheet date, pursuant to the End of Commitment Agreement, the Company instructed the escrow agent to transfer 1,100,000 shares of common stock to B.L.M so as for April 30, 2004, B.L.M. holds 4,950,000 shares, whereas 550,000 shares are still held in escrow.


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

In May 14, 2003, The board of directors of the Company authorized the Company to issue 800,000 shares of common stock for $800,000 of sales and marketing expenses to be paid on behalf of the Company. On November, 2003 the Company determined that $600,000 of sales and marketing expenses were incurred and issued 600,000 shares of common stock.

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

(b) Approximate Number of Security Holders: As of March, 2004, there were approximately 100 shareholders of record of the Company's common stock.

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

     1. In July 1999, Organitech sold 4,827,000 shares of common stock of Organitech at a purchase price of approximately U.S.$0.00004 per share. Organitech received proceeds from this sale in the amount of U.S.$169.

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

     9. On June 16, 2002, the Company entered into a securities purchase agreement with B.L.M. N.V., a Belgium company, with respect to the issuance of 5,500,000 shares of common stock to BLM at a price of U.S.$0.363 per share and the granting to BLM of options to purchase 188,179 shares of common stock at an exercise price of U.S.$.0001 per share and 46,242 shares of common stock at an exercise price of U.S.$1 per share, representing 33-1/3 % of the Company's outstanding share capital on a fully diluted basis. On May 27, 2003, the sides signed an "End of Commitments" Agreement, as described above. As for April 30 2004, B.L.M. holds 4,950,000 shares, whereas 550,000 shares are still held by the escrow agent.

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



FINANCIAL DATA TABLE

The following table sets forth certain selected financial data with respect to the Company, and is qualified in its entirety by reference to the financial statements and the notes to the financial statements:


                    2003           2002
                    ----           ----

Total Assets     $   522,667    $   497,715

Short-Term
Obligations      $   649,243    $   409,162

Net Sales        $        -0    $        -0-

Net (Loss)       $(1,719,406)   $  (967,905)

Net (Loss) per
Common Share     $     (0.13)   $     (0.09)

Dividends per
Common Share     $        -0    $        -0-


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

For fiscal year 2003, the Company's operating expenses were U.S.$ 1,566,628 compared to U.S.$925,422 for fiscal year 2002. The decrease in operating expenses in fiscal year 2003 was primarily due to a decrease in labor costs due to planned reductions in the Company's labor force. During fiscal 2003, the Company's net research and development expenses decreased to U.S.$346,067 from U.S.$368,303 in fiscal 2002 primarily as a result of a reduction in research and development activities due to a lack of funds and, to a lesser extent, as a result of an increase in third party grants for research and development.

For fiscal year 2003, the Company's net loss was U.S.$1,612,516 compared to U.S.$967,905 for fiscal year 2002. The increase in net loss resulted primarily from the increase in selling and marketing expenses.

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

The agreement, as amended, provides that:

     (1) The aggregate proceed of U.S.$2 million shall be paid to the Company by BLM commencing in August 2002.

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

          5. B.L.M. reserves the right to purchase the Company's shares, based on agreed upon price per share of common stock as follows:

          (a) U.S.$ 0.18 for investments that will be made prior to October 10, 2003.

          (b) U.S.$ 0.40 for investments that will be made on October 11, 2003 through December 31, 2003.

          6. OrganiTech shall have the right to terminate the agreement with B.L.M. for any reason with prior written notice of 10 days.

          7. B.L.M. will be entitled to management fees equivalent to a cost of U.S.$. 4,000 per month.

          8. All previous agreements and understanding between the Company and B.L.M. are terminated.

          (9) On June 20, 2003, pursuant to the End of Commitment Agreement, the Company instructed the escrow agent to transfer a total of 186,065 shares of common stock to the investor.

          (10) On September 9, 2003, pursuant to the End of Commitment Agreement, the Company instructed the escrow agent to transfer a total of 962,500 shares of common stock to the investor.

On October 10, 2003, the sides signed an amendment to the End of Commitments Agreement that extended the dates abovementioned as follows:

B.L.M. reserves the right to purchase an additional 2,750,000 shares based on agreed upon price per share of common stock as follows:

(a) U.S.$. 0.18 per share for purchases made prior to December 31, 2003.

(b) U.S.$. 0.40 per share for purchases that will be made on January 1, 2004 through September 30, 2004.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Effective February 2004, we dismissed our independent accountants. Since December 2002, Rahav Reshef Ben-Ami Ovadiya & co. has served as the Company's independent accountants. The decision not to retain Rahav Reshef Ben-Ami Ovadiya & co. as the company's independent accountants for the fiscal year 2003 is not a reflection on Rahav Reshef Ben-Ami Ovadiya & co. capabilities or quality of service. The reports of Rahav Reshef Ben-Ami Ovadiya & co. on our financial statements for the past fiscal years did not contain any adverse opinion, disclaimer of opinion or any qualifications or modifications related to, limitation of audit scope or application of accounting principles, the reports on our financial statements for the past two fiscal years did contain a modification as to the uncertainty of our ability to continue as a going concern. The decision to change the independent accountant was approved by our Board of Directors.

In connection with its audit for the most recent fiscal year and through February 2004, there have been no disagreements with Rahav Reshef Ben-Ami Ovadiya & co. on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of Rahav Reshef Ben-Ami Ovadiya & co. would have caused them to make reference thereto in their report on the financial statements for such years. During the most recent fiscal year and through February, 2004, there have been no reportable events (as defined in Item 304(a)(1)(v) of Regulation S-K promulgated under the Securities Act of 1933, as amended).

Effective February, 2004, we engaged Amper, Politziner & Mattia ('Amper') as our new independent accountant to audit our financial statements beginning with the year ended December 31, 2003. During the fiscal years prior to December 2003, we have not consulted with Amper regarding either (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements; or (ii) any matter that was either the subject of a disagreement or a reportable event as defined in Item 304(a)(2) of Regulation S-K.

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



AUDIT FEES
The aggregate fees billed by for professional services for the audit of the annual financial statements of the Company and the reviews of the financial statements included in the Company's quarterly reports on Form 10-QSB for 2003 and 2002 were $50,000 and $30,000, respectively, net of expenses.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 5, 2004.

                                      ORGANITECH USA, INC.



                                      By: /s/ Lior Hessel
                                      -------------------
                                      Lior Hessel, Director and Chief
                                      Executive Officer

                                      By: /s/ Doron Shachar
                                      ---------------------
                                      Doron Shachar, Adv., Acting Chief
                                      Financial Officer


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant on May 5, 2004, in the capacities indicated.


By: /s/ Arieh Keidan                       Director
---------------------
Arieh Keidan


By: /s/ Lior Hessel                        Director and Chief Executive Officer
---------------------
Lior Hessel


By: /s/ Ohad Hessel                        Director
---------------------
Ohad Hessel


By: /s/ Samual Hessel                      Director
---------------------
Samual Hessel


By: /s/ Simon Zenaty                       Director
---------------------
Simon Zenaty


By: /s/ Yaacov Hannes                      Director
---------------------
Yaacov Hannes

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


May 5, 2004
                                                    By: /s/ Lior Hessel
                                                    -------------------
                                                    Lior Hessel
                                                    Director, President and
                                                    Chief Executive Officer

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



May 5, 2004
                                                 By: /s/ Doron Shachar
                                                 ---------------------
                                                 Doron Shachar, Adv.
                                                 Acting Chief Financial Officer

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

Date:  May 5, 2004
                                              By: /s/ Lior Hessel
                                              -------------------
                                              Lior Hessel
                                              Chief Executive Officer

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

Date:  May 5, 2004
                                       By: /s/ Doron Shachar
                                       ---------------------
                                       Doron Shachar, Adv.
                                       Acting Chief Financial Officer

                              ORGANITECH USA, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                             CONSOLIDATED UNAUDITED
                              FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 2003

                              ORGANITECH USA, INC.

                          (A DEVELOPMENT STAGE COMPANY)

                   CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

                             AS OF DECEMBER 31, 2003

TABLE OF CONTENTS

                                                                PAGE
                                                             ----------
Consolidated financial statements

Balance Sheets                                                   4-5

Statements of Operations                                          6

Statements of Shareholders` Equity (Deficiency)                  7-8

Statements of Cash Flows                                        9-10

Notes to Financial Statements                                  11- 41

                              ORGANITECH USA, INC.
                          (A DEVELOPMENT STAGE COMPANY)
             CONSOLIDATED UNAUDITED BALANCE SHEETS AS OF DECEMBER 31

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
                                                            =======   =======

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.


These financial statements are not audited due to the fact that we have changed our audit firm, and we currently work with an American firm that is going through all the relevant material.

We have fully disclosed are business in these reports, and are confident that we will be able to have our reports audited shortly, as we are working in full cooperation with our auditors and with the SEC.

Date of approval of the financial statements: May 5,2004

By: /s/ Samuel Hessel             By: /s/ Lior Hessel                 By: /s/ Doron Shachar
------------------------     -----------------------------     ------------------------------------
     Samuel Hessel                    Lior Hessel                          Doron Shachar
Chairman of the Board of     President and Chief Executive     Secretary and Acting Chief Executive
       Directors                        Officer                               Officer

                              ORGANITECH USA, INC.
                          (A DEVELOPMENT STAGE COMPANY)
             CONSOLIDATED UNAUDITED BALANCE SHEETS AS OF DECEMBER 31

LIABILITES AND SHAREHOLDERS' EQUITY (DEFICIENCY)

                                                            2003         2002
                                                         ----------   ----------
                                                           U.S. $       U.S. $
                                                         ----------   ----------
CURRENT LIABILITIES :

Bank credit and current maturity of long-term loan           64,365       19,022
Trade accounts payable                                      196,530      113,069
Other accounts payable and accrued liabilities              218,371      142,071
Deferred revenue                                            177,977      135,000
Loan from Netafim                                            22,666            -
                                                         ----------   ----------

                                                            679,909      409,162
                                                         ----------   ----------

Long-term loan                                               13,149       37,451
Other liabilities                                            97,697       94,263
                                                         ----------   ----------

                                                            110,846      131,714
                                                         ----------   ----------

CONTINGENCIES, COMMITMENTS AND LIENS ON ASSETS

SHAREHOLDERS' EQUITY (DEFICIENCY)

Preferred shares U.S.$ 0.10 par value, authorized -
10,000,000 shares, outstanding - 0 as of December 31,
2003 and 2002                                                     -            -
Common shares of U.S.$ 0.001 par value, authorized -
80,000,000 shares, issued and outstanding - 16,711,236
and 11,275,000 as of December 31, 2003 and 2002,
respectively                                                 16,811       11,375
Additional paid in capital                                5,616,247    4,116,227
Deferred stock-based compensation                          (125,075)      (7,208)
Accumulated deficit during the development stage         (5,776,071)  (4,163,555)
                                                         ----------   ----------

TOTAL SHAREHOLDERS' DEFICIENCY                             (268,088)     (43,161)
                                                         ----------   ----------

                                                            522,667      497,715
                                                         ==========   ==========

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.

                              ORGANITECH USA, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                      PERIOD FROM
                                                                       INCEPTION
                                                                      (JULY 1, 1999)
                                         YEAR ENDED DECEMBER 31         THROUGH
                                     ---------------------------   DECEMBER 31,
                                         2003           2002            2003
                                     ------------   ------------   --------------
                                        U.S. $         U.S. $           U.S. $
                                     ------------   ------------   --------------
Revenue from sales of PhytoChamber              -              -           32,620

Cost of sales                                   -              -           20,567
                                     ------------   ------------   --------------

Gross profit                                    -              -           12,053

Research and development
expenses, net                             346,067        368,303        2,840,537

Selling and marketing expenses,
net                                       777,515         99,997        1,022,928

General and administrative
expenses                                  443,046        457,122        1,853,044
                                     ------------   ------------   --------------

OPERATING LOSS                         (1,566,628)      (925,422)      (5,704,456)

Financing expenses (income), net           30,888         30,483           17,519

Other expenses, net                        15,000         12,000           54,096
                                     ------------   ------------   --------------

LOSS BEFORE INCOME TAX                 (1,612,566)      (967,905)      (5,776,071)

Income tax                                      -              -                -
                                     ------------   ------------   --------------

NET LOSS                               (1,612,566)      (967,905)      (5,776,071)
                                     ============   ============   ==============

BASIC AND DILUTED NET LOSS
PER COMMON SHARE                            (0.13)         (0.09)
                                     ============   ============

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING
USED IN BASIC AND DILUTED LOSS
PER SHARE CALCULATION                  13,159,673     11,034,375
                                     ============   ============

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.

                              ORGANITECH USA, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                 STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIENCY)



                   Preferred        Common
                    shares          shares                                           Deficit        Total
                     ---   -----------------------                                  accumulated     share-
                   Number of Number of  Common       Additional                      During the    Holders'
                  Preferred   Common    Shares        Paid in          Deferred     Development    Equity
                   Shares(1) Shares(1) Capital(1)    Capital(1)      Compensation      Stage     (Deficiency)
                     ---   ----------   ----------    ----------     ----------    ----------    ----------
                    In        In
                 Thousands Thousands      U.S. $        U.S. $         U.S. $         U.S. $       U.S. $
                     ---   ----------   ----------    ----------     ----------    ----------    ----------

BALANCE AS OF
JANUARY 1, 2002        -       11,000       11,100     3,879,502        (55,156)   (3,195,650)      639,796
Changes during 2002:
Common shares (U.S
$ 0.363) issued in
October (Note
16I(1))                -          275          275        99,725              -                     100,000
Proceeds for future
share issuance (2)     -            -            -       134,884              -             -       134,884
Amounts assigned to
issuance of warrants
to service providers   -            -            -         2,116              -             -         2,116
Amortization of
deferred stock-based
compensation           -            -            -             -         47,948             -        47,948
Net loss               -            -            -             -              -      (967,905)     (967,905)
                     ---   ----------   ----------    ----------     ----------    ----------    ----------
BALANCE AS OF          -       11,275       11,375     4,116,227         (7,208)   (4,163,555)      (43,161)
DECEMBER 31, 2002
Changes during 2003:
Common shares (U.S
$ 0.363) issued in
May (Note 16I(1))      -          344          344          (344)             -             -             -
Common shares (U.S
$ 0.18) issued in
May ,June ,September
and November (Note
16I(9, 10, 11 and
13))                   -        3,043        3,043       544,697              -             -       547,740
Common shares (U.S
$ 0.2) issued in
November (Note 16L)    -          550          550       109,450        (96,250)            -        13,750
Common shares (U.S
$ 0.3) issued in
November (Note 16L)    -          200          200        59,800        (28,825)            -        31,175
Options exercised in
June (Note 16I)        -          188          188             -              -             -           188
Options exercised in
November (Note 16J)    -          463          463          (463)             -             -             -
Common shares (U.S
$ 1) issued in
May (Note 16 L)        -          600          600       599,400              -             -       600,000
Issuance of common
stock to service
providers (U.S. $
0.25) issued in
April (Note 16L)       -           48           48           (48)             -             -             -
Proceeds for future
share issuance (3)     -            -            -       187,528              -             -       187,528
Amortization of
deferred stock-based
compensation           -            -            -             -          7,208             -         7,208
Net loss               -            -            -             -              -    (1,612,516)   (1,612,516)
                     ---   ----------   ----------    ----------     ----------    ----------    ----------

BALANCE AS OF
DECEMBER 31, 2003      -       16,711       16,811     5,616,310       (125,075)    (5,776,071)     (268,088)
                     ===   ==========   ==========    ==========     ==========    ==========    ==========



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

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.

                              ORGANITECH USA, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                 STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIENCY)



                           Preferred          Common
                             shares           shares                                            Deficit      Total
                              ---   ----------------------                                    accumulated    share-
                           Number of  Number of   Common        Additional                     During the   Holders'
                           Preferred  Common      Shares         Paid in         Deferred     Development   Equity
                           Shares(1) Shares(1)  Capital(1)      Capital(1)      Compensation     Stage    (Deficiency)
                              ---   ----------  ----------      ----------       ----------   ----------  ----------
                              In        In
                          thousands  thousands    U.s. $          U.s. $            U.s. $       U.s. $      U.s. $
                              ---   ----------  ----------      ----------       ----------   ----------  ----------
BALANCE AT JULY 1,
1999:
Changes during the
development stage:
Issuance of common
shares (2)                      -       16,711      16,811       4,947,297         (125,075)           -   4,838,970
Deferred stock-based
compensation related
to employee option
grants                          -            -           -         481,485         (481,485)           -           -
Proceeds for future
share issuance(3)               -            -           -         187,528                -            -     187,528
Amortization of
deferred stock-based
compensation                    -            -           -               -           481,485           -     481,485
Net loss                        -            -           -               -                -   (5,776,071) (5,776,071)
                              ---   ----------  ----------      ----------       ----------   ----------  ----------
BALANCE AS OF                           16,711      16,811       5,616,310         (125,075)  (5,776,071)   (268,088)
DECEMBER 31, 2003
                              ===   ==========  ==========      ==========       ==========   ==========  ==========




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




THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.

                              ORGANITECH USA, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                         Period From
                                                                                          Inception
                                                               Year Ended December 31,  (July 1, 1999)
                                                             ------------------------  Through December
                                                                2003          2002        31, 2003
                                                             ----------    ----------    ----------
                                                               U.S. $         U.S. $       U.S. $
                                                             ----------    ----------    ----------
Cash flows used in operating activities:

Net loss for the period                                      (1,612,516)     (967,905)   (5,776,071)
                                                             ----------    ----------    ----------

ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH USED IN
OPERATING ACTIVITIES :

Amortization of deferred stock-based compensation                 7,208        47,948       481,485
Depreciation                                                     34,204        26,711        92,909
Liability in respect of employee rights upon retirement           3,434        30,031        97,697
Amounts assigned to issuance of warrants to service
providers                                                             -         2,116         2,116
Issuance of shares in non-cash transactions - Annex A           736,925             -       736,925
Short- term loan Received from Netafim in non - cash
transactions - Annex A                                           22,666             -        22,666

CHANGES IN ASSETS AND LIABILITIES :

Decrease (increase) in other accounts receivable and
related parties                                                  97,702      (142,404)     (115,867)
Decrease (Increase) in prepaid expenses                           5,642        28,197        (3,013)
Increase in inventories                                        (108,180)      (19,453)     (139,441)
Increase (Decrease) in trade accounts payable                    83,461       (22,716)      196,530
Increase in other accounts payable                               43,785        16,759       185,353
(Decrease) Increase in deferred revenue                          42,977             -       177,977
                                                             ----------    ----------    ----------

TOTAL ADJUSTMENTS                                               969,824       (32,811)    1,735,337
                                                             ----------    ----------    ----------

NET CASH USED IN OPERATING ACTIVITIES                          (642,692)   (1,000,716)   (4,040,734)
                                                             ----------    ----------    ----------

CASH FLOWS FROM INVESTING ACTIVITIES :

Decrease (Increase) in Other liabilities, net                     7,785        (4,135)      (35,802)
Decrease (Increase) in short-term investments                   (16,842)      196,551       (16,842)
Investment in fixed assets                                      (56,938)      (63,833)     (257,864)
Investment in other assets                                            -        16,880             -
                                                             ----------    ----------    ----------

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES             (65,995)      145,463      (310,508)
                                                             ----------    ----------    ----------

CASH FLOWS FROM FINANCING ACTIVITIES :

Increase (decrease) in short-term credit, net                    41,619             -        41,619
Repayment Long-term loan from Financial institution             (20,578)       56,473        35,895
Proceeds for future share issuance, net                         187,528       134,884       322,412
Proceeds from issuance of shares, net of issuance expenses      487,928       100,000     3,997,045
                                                             ----------    ----------    ----------

NET CASH PROVIDED BY FINANCING ACTIVITIES                       696,497       291,357     4,396,971
                                                             ----------    ----------    ----------


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.

                              ORGANITECH USA, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                     PERIOD FROM
                                                                                      INCEPTION
                                                                                    (JULY 1, 1999)
                                                          YEAR ENDED DECEMBER 31,      THROUGH
                                                          -----------------------    DECEMBER 31,
                                                             2003         2002          2003
                                                          ----------   ----------  --------------
                                                             U.S. $      U.S. $        U.S. $
                                                          ----------   ----------  --------------
Cash flows used in operating activities:

Net loss for the period                                   (1,312,516)    (967,905)     (5,776,071)
                                                          ----------   ----------  --------------
ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH USED
IN OPERATING ACTIVITIES :

Amortization of deferred stock-based compensation              7,208       47,948         481,485
Depreciation                                                  34,204       26,711          92,909
Liability in respect of employee rights upon
retirement                                                     3,434       30,031          97,697
Amounts assigned to issuance of warrants to service
providers                                                          -        2,116           2,116
Issuance of shares in non-cash transactions - Annex A        843,875            -         843,875
Short- term loan Received from Netafim in non - cash
transactions - Annex A                                        22,666            -          22,666

CHANGES IN ASSETS AND LIABILITIES :

Decrease (increase) in other accounts receivable and
related parties                                               97,702     (142,404)       (115,867)
Decrease (Increase) in prepaid expenses                        5,642       28,197          (3,013)
Increase in inventories                                     (108,180)     (19,453)       (139,441)
Increase (Decrease) in trade accounts payable                 83,461      (22,716)        196,530
Increase in other accounts payable                            43,785       16,759         185,353
(Decrease) Increase in deferred revenue                       42,977            -         177,977
                                                          ----------   ----------  --------------

TOTAL ADJUSTMENTS                                            969,824      (32,811)      1,735,337
                                                          ----------   ----------  --------------

NET CASH USED IN OPERATING ACTIVITIES                       (642,692)  (1,000,716)     (4,040,734)
                                                          ----------   ----------  --------------

CASH FLOWS FROM INVESTING ACTIVITIES :

Decrease (Increase) in Other liabilities, net                  7,785       (4,135)        (35,802)
Decrease (Increase) in short-term investments                (16,842)     196,551         (16,842)
Investment in fixed assets                                   (56,938)     (63,833)       (257,864)
Investment in other assets                                         -       16,880               -
                                                          ----------   ----------  --------------

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES          (65,995)     145,463        (310,508)
                                                          ----------   ----------  --------------

CASH FLOWS FROM FINANCING ACTIVITIES :

Increase (decrease) in short-term credit, net                 41,619            -          41,619
Repayment Long-term loan from Financial
institution                                                  (20,578)      56,473          35,895
Proceeds for future share issuance, net                      187,528      134,884         322,412
Proceeds from issuance of shares, net of issuance
expenses                                                     487,928      100,000       3,997,045
                                                          ----------   ----------  --------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                    696,497      291,357       4,396,971
                                                          ----------   ----------  --------------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.

                              ORGANITECH USA, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

                                                                                             PERIOD FROM
                                                                                              INCEPTION
                                                                                            (JULY 1, 1999)
                                                                 YEAR ENDED DECEMBER 31,       THROUGH
                                                                 -----------------------     DECEMBER 31,
                                                                    2003         2002           2003
                                                                 ----------   ----------   --------------
                                                                   U.S. $       U.S. $         U.S. $
                                                                 ----------   ----------   --------------
Net cash used in operating activities                              (642,692)  (1,000,716)      (4,040,734)

Net cash provided by (used in) investing activities                 (65,995)     145,463         (310,508)

Net cash provided by financing activities                           696,497      291,357        4,396,971

Effect of exchange rate changes on cash                                 515        1,989            1,018
                                                                 ----------   ----------   --------------

NET INCREASE (DECREASE) IN CASH AND CASH
EQUIVALENTS                                                         (11,675)    (561,907)          46,747

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                       58,422      620,329                -
                                                                 ----------   ----------   --------------

CASH AND CASH EQUIVALENTS AT END OF YEAR                             46,747       58,422           46,747
                                                                 ==========   ==========   ==============

ANNEX A - SUPPLEMENTARY DISCLOSURE OF NON-CASH
TRANSACTIONS

During the reporting period, the Company issued shares in exchange for liabilities to shareholders and services rendered by third party as follows:

Management fees - see Notes 14(G) and 16(I)                          92,000            -           92,000
Marketing and distribution expenses - see Note 16 (L)(2)             13,750            -           13,750
Marketing and distribution expenses - see Note 16 (L)(3)             41,875                        41,875
Marketing and distribution expenses - see Note 16 (L)(4)            600,000                       600,000
Marketing and distribution expenses - see Note 13                    22,666            -           22,666
                                                                 ----------   ----------   --------------
                                                                    759,591            -          759,591
                                                                 ==========   ==========   ==============

SUPPLEMENTARY DISCLOSURE OF CASH FLOW INFORMATION :

Interest received (paid), net                                         1,706        1,822
                                                                 ==========   ==========

Income tax paid, net                                                 (2,519)      (2,491)
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

          C. As of the balance sheet date, the Company has not generated any revenues from sales of the GrowTECH 2000 and GrowTECH 2500 platform, and has incurred losses from operations at the amount of: U.S.$ 1,612,516 U.S$ 967,905, U.S.$ 1,708,326 and U.S.$
               5,883,021, for the year ended December 31, 2003,2002 and 2001, and for the period from July 1, 1999 (inception) to December 31, 2003, respectively. The Company's losses could continue for the next several years as it continues to expand research and development activities, increase its manufacturing, sales and marketing capabilities.

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

               (2)  Risk-free interest rate of 4%.

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

NOTE 5 -  OTHER ACCOUNTS RECEIVABLE

          CONSIST OF:

                                                                                  DECEMBER 31,
                                                                               -----------------
                                                                                2003      2002
                                                                               -------   -------
                                                                                U.S. $    U.S. $
                                                                               -------   -------
          Participation grants from the Singapore-Israel Industrial Research
          and Development Fund                                                   2,411    39,431
          Cheques receivable                                                    28,317         -
          Participation grants from the Government of Israel - Chief
          Scientist                                                             43,032   145,732
          Government of Israel - VAT refund                                     15,238    12,517
          Income tax authorities                                                 6,967     4,448
          Sundry                                                                 6,230       335
                                                                               -------   -------

                                                                               102,195   202,463
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
                                                                    =======   =======

NOTE 10 - OTHER ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

          CONSIST OF:

                                                                       DECEMBER 31,
                                                                    -----------------
                                                                     2003      2002
                                                                    -------   -------
                                                                     U.S. $    U.S. $
                                                                    -------   -------
          Employees and payroll - related institutions               50,662    41,723
          Employee vacation pay                                      21,022    15,865
          Accrued expenses                                          126,971    83,952
          A.T.A Jordan valley Ltd. (1)                               13,912         -
          Sundry                                                      5,804       531
                                                                    -------   -------

                                                                    218,371   142,071
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

                         On May 14, 2003, the Board of Directors of the Company authorized the Company to issue 800,000 shares of common stock to Agronaut. for $800,000 of sales and marketing expenses to be paid on behalf of the Company. On November, 2003 the Company determined that $600,000 of sales and marketing expenses were incurred and issued 600,000 shares of common stock

                              ORGANITECH USA, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 - CONTINGENCIES, COMMITMENTS AND LIENS ON ASSETS (CONTINUED)

          B.   DISTRIBUTION AGREEMENT

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

               (2) For management services and other payments made by the investor on behalf of the Company equal to U.S.$ 143,000, the Company agreed to instruct the escrow agent to transfer to the investor a total of 794,444 shares of common stock, (the company instructed the escrow agent to transfer to the investor a total of 143,009 shares of common stock on May 20, 2003 and 651,435 shares of common stock on June 20,
                    2003) out of the 5,500,000 shares held by the escrow agent, representing an applicable purchase price of U.S.$. 0.18 per share

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

               (5) The investor reserve the right to invest in the Company, based on agreed upon price per share of common stock as follows:

                    (a) U.S.$ 0.18 for investments that will be made prior to October 10, 2003.

                    (b) U.S.$ 0.40 for investments that will be made on October 11, 2003 through December 31, 2003.

               (6) The Company shall have the right to terminate the agreement with the investor for any reason whit prior written notice of 10 days.

               (7) The investor will be entitled to management fees equivalent to a salary cost of U.S.$. 4,000 per month.Pursuant to the management agreement, under certain cash flow conditions, the payment of the monthly management fee will be deferred and bear interest computed at a rate of 5% per annum payable by the company during the deferral period on a quarterly basis. Pursuant to the management agreement, B.L.M. has the right to request the Company to exchange the deferred management fee, including accumulated interest thereon, for the Company's' shares of common stock at a price computed as 75% of the average closing market price of the Company's shares during the three months prior to the date of the exchange.

               (8) All previous agreements and understanding between the Company and investor are terminated.

               (9) On June 20, 2003, for the amount of U.S.$ 33,491 that was paid by the investor pursuant to the End of Commitment Agreement, the Company instructed the escrow agent to transfer a total of 186,065 shares of common stock to the investor.

               (10) On September 9, 2003, for the amount of U.S.$ 173,250 that was paid by the investor pursuant to the End of Commitment Agreement, the Company instructed the escrow agent to transfer a total of 962,500 shares of common stock to the investor.

                              ORGANITECH USA, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16 -       SHARE CAPITAL (CONTINUED)

     I.   PRIVATE PLACEMENT (CONTINUED)

               (11) On October 10, 2003, the investor and the Company signed an amendment to the End of Commitments Agreement that extended the dates above mentioned as follows:

                    The investor reserve the right to purchase additional 2,750,000 shares based on agreed upon price per share of common stock as follows:

                    (a) U.S.$. 0.18 per share for purchases made prior to December 31, 2003.

                    (b) U.S.$. 0.40 per share for purchases that will be made on January 1, 2004 through September 30, 2004.

               (12) On November 4, 2003, for the amount of U.S.$ 197,999 that was paid by the investor pursuant to the End of Commitment Agreement as amended, the Company instructed the escrow agent to transfer a total of 1,100,000 shares of common stock to the investor.

               As of December 31, 2003 the investor has accrued U.S.$ 8,000 for management fees, which are convertible into 44,444 of the Company's common shares.

               The Company received proceeds of U.S.$ 187,528 in 2003 and recorded it as Proceeds for future share issuance, included in additional paid in capital. On January 6, 2004, subsequent to the balance sheet date, pursuant to the End of Commitment Agreement, the Company instructed the escrow agent to transfer 1,100,000 shares of common stock to the investor.

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

               (3) On October 13, 2003 the Company and MC Services AG ("MC") entered into advising and public relation service agreement which was approved by the Company's Board of Directors on October 27, 2003, for a period of ten mounts commencing November 1, 2003 at the cost of U.S.$. 147,500.
                    The Company may choose to pay in cash or provide full tradable shares of common stock at price computed as the 20 days average closing share price of the months prior to the period in which the services rendered, limited to U.S.$ 0.30 per share. As of the Balance sheet date, the Company issued 200,000 shares to MC pursuant to this agreement.

               (4) On May 14, 2003 The board of directors of the Company authorized the Company to issue 800,000 shares of common stock for $800,000 of sales and marketing expenses to be paid on behalf of the Company. On November, 2003 the Company determined that $600,000 of sales and marketing expenses were incurred and issued 600,000 shares of common stock. see
                    Note 14 B (2)(c).

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

                              ORGANITECH USA, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 18 - FINANCING EXPENSES

          CONSIST OF:

                                          YEAR ENDED DECEMBER 31,
                                           ---------------------
                                             2003       2002       * CUMULATIVE
                                           --------   ---------   --------------
                                            U.S. $      U.S. $         U.S. $
                                           --------   ---------   --------------
          Financing income                   (2,888)    (65,150)        (136,954)
          Financing expenses                 33,776      88,537          154,473
          Loss from traded securities             -       7,096                -
                                           --------   ---------   --------------

                                             30,888      30,483           17,519
                                           ========   =========   ==============

          *  Cumulative amounts from the Company's inception.

NOTE 19 - OTHER EXPENSES

          Expenses relate to offering of Company's shares in an aborted offering during years ended December 31, 2003 and 2002 - U.S. $ 15,000 and U.S. 12,000 respectively."

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

                              ORGANITECH USA, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 20 - INCOME TAXES (CONTINUED)

          C.   NET OPERATING LOSS CARRY FORWARDS

               (1) At December 31, 2003, for U.S. income tax purposes the Company had approximately U.S.$ 2,017 thousand (2002 -U.S.$ 1,226 thousand) of net operating loss carry forwards. Such net operating losses begin expiring in 2005.

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

          D.   DEFERRED TAX ASSETS

               Significant components of the Company's deferred tax assets are as follows:

                                                                 DECEMBER 31, 2003
                                                     -----------------------------------------
                                                                  NON-CURRENT         TOTAL
                                                     CURRENT     -------------    ------------
                                                      U.S. $         U.S. $          U.S. $
                                                     --------    -------------    ------------
          Provision for employee vacation               7,568                -           7,568
          Tax loss carry forwards                           -        2,341,636       2,341,636
          Liability in respect of employee rights
          upon retirement                                   -           22,282          22,282
                                                     --------    -------------    ------------

          Total deferred tax assets                     7,568        2,363,918       2,371,486
          Less - valuation allowance                    7,568        2,363,918       2,371,486
                                                     --------    -------------    ------------

          NET DEFERRED TAX ASSETS                           -                -               -
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

                              ORGANITECH USA, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 20 -       INCOME TAXES (CONTINUED)

     E.   RECONCILIATION OF THEORETICAL TAX BENEFIT TO THE ACTUAL TAX BENEFIT:


                                YEAR ENDED DECEMBER 31,
                               ------------------------
                                  2003          2002      * CUMULATIVE
                               ----------    ----------    ----------
                                 U.S. $         U.S. $       U.S. $
                               ----------    ----------    ----------
LOSS BEFORE INCOME TAXES AS
REPORTED IN THE STATEMENT OF
OPERATIONS                     (1,612,516)     (967,905)   (5,776,071)
                               ==========    ==========    ==========

Theoretical tax on the above
amount                           (580,505)     (348,446)   (2,079,386)

INCREASE (DECREASE) IN TAXES
RESULTING FROM PERMANENT
DIFFERENCES:

Non-deductible  operating
expenses                            5,045         1,992        10,339
Differences in the basis of
measurement for tax purposes
and for financial reporting
purposes and other                (42,115)       69,422      (324,710)
                               ----------    ----------    ----------

                                 (617,575)     (277,032)   (2,393,757)

TIMING DIFFERENCES IN
RESPECT OF WHICH VALUATION
ALLOWANCE WERE RECORDED
AGAINST DEFERRED TAX ASSET:

Expenses in respect of
employees' liabilities              5,896          (125)       22,271
Loss for tax purposes in the
current year                      611,679       277,157     2,371,486
Payrolls on account of
employees' options                      -             -             -
                               ----------    ----------    ----------

                                        -             -             -
                               ==========    ==========    ==========


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

          (1)  BALANCES WITH RELATED PARTIES

                              DECEMBER 31,
                            ---------------
                             2003     2002
                            ------   ------
                            U.S. $   U.S. $
                            ------   ------

Other accounts receivable   13,672   11,106
                            ======   ======


          (2)  TRANSACTION WITH RELATED PARTIES


                       YEAR ENDED DECEMBER 31,
                          -----------------
                           2003      2002   * CUMULATIVE
                          -------   -------   -------
                           U.S. $    U.S. $    U.S. $
                          -------   -------   -------
Compensation, payroll
expenses and related
benefits                  237,062   303,830   819,404
                          =======   =======   =======

Number of beneficiaries         6         7         -
                          =======   =======   =======

Overhead expenses               -         -    24,624
                          =======   =======   =======

Number of beneficiaries         -         -         -
                          =======   =======   =======


*    Cumulative amounts from the Company's inception.