Form 10QSB
period 2004-03-31
ORGANITECH USA INC
filed 2004-05-17
CIK 832810

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   Form 10-QSB


(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended MARCH 31, 2004


[_] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE EXCHANGE ACT For the transition period from ________________ to ______________


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

                               Yes [_]     No [X]

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

                               Yes [_]   No [_]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

As of April 30, 2004, this issuer had 19,017,819 shares of its common stock outstanding, including 550,000 shares of common stock that are being held in escrow pending the completion of a private placment transaction.

Transitional Small Business Disclosure Format (Check one):

                               Yes [_]     No [X]

During the first Quarter of 2004, the Company had changed its auditing firm. The annual fiscal reports for year 2003 were filed as unaudited reports following instructions from the SEC to do so, until the SEC will complete the necessary procedure regarding the compliance of the audit firms that were engaged with the Company to SEC regulations. The Company foresees that this procedure will be completed in a matter of a few weeks, and in any case, the company hereby files its unaudited quarterly report.

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements.






                              ORGANITECH USA, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                             CONDENSED CONSOLIDATED
                          INTERIM FINANCIAL STATEMENTS
                              AS OF MARCH 31, 2004

                                   (UNAUDITED)

                              ORGANITECH USA, INC.

                          (A DEVELOPMENT STAGE COMPANY)
               CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

                              AS OF MARCH 31, 2004

                                   (UNAUDITED)




TABLE OF CONTENTS

                                                                         PAGE
                                                                       --------
Condensed Consolidated Interim Balance Sheets                              3

Condensed Consolidated Interim Statements of operations                    4

Condensed Consolidated Interim Statements of Cash Flows                   5-6

Notes to Condensed Consolidated Interim Financial Statements              7-21

                              ORGANITECH USA, INC.

                          (A DEVELOPMENT STAGE COMPANY)
                  CONDENSED CONSOLIDATED INTERIM BALANCE SHEETS



                                            MARCH 31,    MARCH 31,  DECEMBER 31,
                                              2004        2003        2003
                                             -------     -------     -------
                                            UNAUDITED   UNAUDITED   UNAUDITED
                                             -------     -------     -------
                                             U.S. $      U.S. $      U.S. $
                                             -------     -------     -------
 ASSETS

CURRENT ASSETS :

Cash and cash equivalents                        331      54,339      46,747
Investments                                        -       3,718      16,842
Other accounts receivable                     45,130     157,573     102,195
Related party receivables - Shareholders      12,908      12,078      13,672
Prepaid expenses                              10,257       6,463       3,013
Inventories                                  369,252      72,895     139,441
                                             -------     -------     -------


                                             437,878     307,066     321,910
                                             -------     -------     -------

OTHER ASSETS                                  34,623      47,425      35,802
FIXED ASSETS, NET                            158,269     133,847     164,955
                                             -------     -------     -------

                                             630,770     488,338     522,667
                                             =======     =======     =======







THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS.

Date of approval of the financial statements:17 May 2004



-------------------------------   -------------------------------------    --------------------------------------------
     Samuel Hessel / - /                   Lior Hessel / - /                           Doron Shachar / - /
   Chairman of the Board of          President and Chief Executive            Secretary and Acting Chief Executive
          Directors                             Officer                                      Officer

                              ORGANITECH USA, INC.

                          (A DEVELOPMENT STAGE COMPANY)
                  CONDENSED CONSOLIDATED INTERIM BALANCE SHEETS




LIABILITES AND SHAREHOLDERS' EQUITY (DEFICIENCY)




                                                                     MARCH 31,       MARCH 31,      DECEMBER 31,
                                                                       2004            2003            2003
                                                                    ----------      ----------      ----------
                                                                    UNAUDITED       UNAUDITED       UNAUDITED
                                                                    ----------      ----------      ----------
CURRENT LIABILITIES :                                                 U.S. $          U.S. $           U.S. $
                                                                    ----------      ----------      ----------
Banks credit and Current maturity of long-term loan                     82,672          64,847          64,365
Trade accounts payable                                                 323,780         178,299         196,530
Other accounts payable and accrued liabilities                         263,117         165,589         218,371
Deferred revenue                                                       261,338         135,000         177,977
Loan from Netafim                                                       22,666               -          22,666
                                                                    ----------      ----------      ----------

                                                                       953,573         543,735         679,909
                                                                    ----------      ----------      ----------



Long-term loan                                                           9,474          32,610          13,149
Other liabilities                                                       99,650         102,521          97,697
                                                                    ----------      ----------      ----------

                                                                       109,124         135,131         110,846
                                                                    ----------      ----------      ----------



CONTINGENCIES, COMMITMENTS AND LIENS ON ASSETS

SHAREHOLDERS' EQUITY (DEFICIENCY)




Preferred shares U.S.$ 0.10 par value, authorized -10,000,000
shares, outstanding - 0 as of December 31, 2003 and 2002                     -               -               -
Common shares of U.S.$ 0.001 par value, authorized - 80,000,000 shares, issued and outstanding - 18,067,819, 11,275,000 and
16,748,236 as of March 31, 2004, 2003 and December 31, 2003,
respectively                                                            18,068          11,375          16,748
Additional paid in capital                                           5,691,340       4,116,227       5,616,310
Deferred compensation                                                 (130,438)              -        (125,075)
Accumulated deficit during the development stage                    (6,010,897)     (4,318,130)     (5,776,071)
                                                                    ----------      ----------      ----------

TOTAL SHAREHOLDERS' DEFICIENCY                                        (431,927)       (190,528)       (268,088)
                                                                    ----------      ----------      ----------

                                                                       630,770         488,338         522,667
                                                                    ==========      ==========      ==========



THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS.

                              ORGANITECH USA, INC.

                          (A DEVELOPMENT STAGE COMPANY)


             CONDENSED CONSOLIDATED INTERIM STATEMENTS OF OPERATIONS


                                                                                                            PERIOD FROM
                                                         THREE MONTHS      THREE MONTHS                      INCEPTION
                                                            ENDED             ENDED        YEAR ENDED      (JULY 1, 1999)
                                                           MARCH 31,         MARCH 31,     DECEMBER 31,       THROUGH
                                                            2004              2003             2003        MARCH 31, 2004
                                                         -----------      -----------      -----------      -----------
                                                          UNAUDITED        UNAUDITED        UNAUDITED        UNAUDITED
                                                         -----------      -----------      -----------      -----------
                                                            U.S. $           U.S. $           U.S. $           U.S. $
                                                         -----------      -----------      -----------      -----------

Revenue from sales of PhytoChamber                                 -                -                -           32,620

Cost of sales                                                      -                -                -           20,567
                                                         -----------      -----------      -----------      -----------

GROSS PROFIT                                                       -                -                -           12,053

Research and development expenses, net                        43,519           91,431          346,067        2,884,056

Selling and marketing expenses                                68,788           11,014          777,515        1,091,716

General and administrative expenses                          109,568           49,779          443,046        1,957,612
                                                         -----------      -----------      -----------      -----------

OPERATING LOSS                                              (221,875)        (152,224)      (1,566,628)      (5,921,331)

Financing expenses (income), net                              12,951            2,352           30,888           30,470

Other expenses, net                                                -                -           15,000           59,096
                                                         -----------      -----------      -----------      -----------

LOSS BEFORE INCOME TAX                                      (234,826)        (154,576)      (1,612,516)      (6,010,897)

Income tax                                                         -                -                -                -
                                                         -----------      -----------      -----------      -----------

NET LOSS                                                    (234,826)        (154,576)      (1,612,516)      (6,010,897)
                                                         ===========      ===========      ===========      ===========


BASIC AND DILUTED NET LOSS
PER COMMON SHARE                                               (0.01)           (0.01)           (0.13)
                                                         ===========      ===========      ===========

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
USED IN BASIC AND DILUTED LOSS PER SHARE CALCULATION      17,956,821       11,275,000       13,159,673
                                                         ===========      ===========      ===========




THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS.

                              ORGANITECH USA, INC.

                          (A DEVELOPMENT STAGE COMPANY)
             CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS



                                                                                                                  PERIOD FROM
                                                                   3 MONTHS        3 MONTHS                        INCEPTION
                                                                     ENDED           ENDED        YEAR ENDED    (JULY 1, 1999)
                                                                    MARCH 31,      MARCH 31,      DECEMBER 31,     THROUGH
                                                                     2004            2003            2003        MARCH 31, 2004
                                                                  ----------      ----------      ----------      ----------
                                                                  UNAUDITED       UNAUDITED       UNAUDITED       UNAUDITED
                                                                  ----------      ----------      ----------      ----------
                                                                    U.S. $          U.S. $          U.S. $          U.S. $
                                                                  ----------      ----------      ----------      ----------
CASH FLOWS USED IN OPERATING ACTIVITIES:

Net loss for the period                                             (234,826)       (154,576)     (1,612,516)     (6,010,897)
                                                                  ----------      ----------      ----------      ----------

ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH
USED IN OPERATING ACTIVITIES :

Amortization of deferred stock-based compensation                          -           7,208           7,208         481,485
Depreciation                                                           6,941           8,375          34,204          99,850
Liability in respect of employee rights upon retirement                1,953           8,258           3,434          99,650
Amounts assigned to issuance of warrants to service providers              -               -               -           2,116
Issuance of shares in non-cash transactions - Annex A                 85,112               -         736,925         822,037
Short- term loan Received from Netafim in non - cash
 transactions - Annex A                                                    -               -          22,666          22,666

CHANGES IN ASSETS AND LIABILITIES :

Decrease (increase)  in other accounts receivable and related
parties                                                               57,829          43,918          97,702         (58,038)
(Increase) Decrease in prepaid expenses                               (7,244)          2,192           5,642         (10,257)
(Increase) in inventories                                           (229,811)        (41,634)       (108,180)       (369,252)
Increase in trade accounts payable                                   127,250          65,230          83,461         323,780
Increase in other accounts payable                                    20,100          23,579          43,785         205,453
Increase in deferred income                                           83,361               -          42,977         261,338
                                                                  ----------      ----------      ----------      ----------

TOTAL ADJUSTMENTS                                                    145,491         117,126         969,824       1,880,828
                                                                  ----------      ----------      ----------      ----------

NET CASH USED IN OPERATING ACTIVITIES                                (89,335)        (37,450)       (642,692)     (4,130,069)
                                                                  ----------      ----------      ----------      ----------
CASH FLOWS FROM INVESTING ACTIVITIES :

Decrease (Increase) in Other assets , net                              1,179          (3,838)          7,785         (34,623)
Decrease (Increase) in short-term investments                         16,842          (3,718)        (16,842)              -
Investment in fixed assets                                              (255)              -         (56,938)       (258,119)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                   17,766          (7,556)        (65,995)       (292,742)
                                                                  ----------      ----------      ----------      ----------
CASH FLOWS FROM FINANCING ACTIVITIES :
Increase in Banks credit                                              26,870          45,116          41,619          68,489
Repayment Long-term loan from Financial institution                  (12,238)         (4,132)        (20,578)         23,657
Proceeds for future share issuance, net                             (187,528)              -         187,528         134,884
Proceeds from issuance of shares,
net of issuance expenses                                             198,000               -         487,928       4,195,045
                                                                  ----------      ----------      ----------      ----------

NET CASH PROVIDED BY FINANCING ACTIVITIES                             25,104          40,984         696,497       4,422,075
                                                                  ----------      ----------      ----------      ----------




THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS.

                              ORGANITECH USA, INC.

                          (A DEVELOPMENT STAGE COMPANY)
       CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS - CONTINUED



                                                                   THREE           THREE                       PERIOD FROM
                                                                  MONTHS          MONTHS           YEAR         INCEPTION
                                                                   ENDED           ENDED           ENDED      (JULY 1, 1999)
                                                                 MARCH 31,       MARCH 31,      DECEMBER 31,     THROUGH
                                                                   2004            2003            2003           STAGE
                                                                ----------      ----------      ----------      ----------
                                                                UNAUDITED       UNAUDITED       UNAUDITED     MARCH 31, 2004
                                                                ----------      ----------      ----------      ----------
                                                                  U.S. $          U.S. $          U.S. $          U.S. $
                                                                ----------      ----------      ----------      ----------

Net cash used in operating activities                              (89,335)        (37,450)       (642,692)     (4,130,069)

Net cash provided by (used in) investing activities                 17,766          (7,556)        (65,995)       (292,742)

Net cash provided by financing activities                           25,104          40,984         696,497       4,422,075

Effect of exchange rate changes on cash                                 49             (61)            515           1,067
                                                                ----------      ----------      ----------      ----------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS               (46,416)         (4,083)        (11,675)            331

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                    46,747          58,422          58,422               -
                                                                ----------      ----------      ----------      ----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                             331          54,339          46,747             331
                                                                ==========      ==========      ==========      ==========

ANNEX A - SUPPLEMENTARY DISCLOSURE OF NON-CASH TRANSACTIONS

During the reporting period, the Company issued shares in exchange for liabilities to shareholders and services rendered by third party as follows:

Management fees - see Notes 4(G) and 5(I)                           24,600               -          92,000         116,600
Marketing and distribution expenses - see Note 5(L)(2)              13,750               -          13,750          27,500
Marketing and distribution expenses - see Note 5(L)(3)              46,762               -          31,175          77,937
Marketing and distribution expenses - see Note 5(L)(4)                   -               -         600,000         600,000
Marketing and distribution expenses - see Note 4(H)                      -               -          22,666          22,666
                                                                ----------      ----------      ----------      ----------

                                                                    85,112               -         759,591         844,703
                                                                ==========      ==========      ==========      ==========

SUPPLEMENTARY DISCLOSURE OF CASH FLOW INFORMATION :

Interest received, net                                              (1,351)          1,589           1,706
                                                                ==========      ==========      ==========

Income tax paid, net                                                     -               -          (2,519)
                                                                ==========      ==========      ==========



THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS.

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

          The 7.5 million shares of common stock issued by the Company to the selling shareholders represented 67.57% of the voting common stock of the Company. Accordingly, this business combination is considered to be a reverse acquisition. As such, for accounting purposes Organitech Ltd. is considered to be the acquirer while the Company is considered to be the acquire.


     C. As of the balance sheet date, the Company has not generated any revenues from sales of the GrowTECH 2000 and GrowTECH 2500 platform, and has incurred losses from operations at the amount of: U.S.$ 234,826, U.S.$ 154,576 U.S$ 1,612,516 and U.S.$ 6,010,897, for the
          three - month periods ended March 31, 2004 and 2003, for the year ended December 31,2003 and for the period from July 1, 1999 (inception) to March 31, 2004, respectively. The Company's losses could continue for the next several years as it continues to expand research and development activities, increase its manufacturing, sales and marketing capabilities.

          The Company does not have sufficient cash to satisfy its operational and developmental requirements over the next 12 months which raise substantial doubt about its ability to continue as a going concern.

          The continuation of the Company's operation as a "going concern" is dependant upon its ability to invest the required resources in completion of the research and development, the quality of its technologies, future market, selling the GrowTECH 2000 and GrowTHCH 2500 platform and the continued financial support of its shareholders or on obtaining additional external sources of financing, in order to secure the continuity of its operations.

                              ORGANITECH USA, INC.

                          (A DEVELOPMENT STAGE COMPANY)

     NOTES TO CONDENSED UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS



NOTE 2 -  BASIS OF PRESENTATION

     A. The accompanying unaudited interim consolidated financial statements as of March 31, 2004 and for the three month period then ended ("the Interim Financial Statements") were prepared in a condensed form in accordance with the instructions for Form 10-Q and, therefore, do not include all disclosures necessary for a complete presentation of financial condition, results of operations, cash flows and all the data and notes which are required when preparing annual financial statements, in conformity with generally accepted accounting principles accepted in the United States of America and, are presented in U.S dollars.

     B. The accounting principles used in the presentation of Interim Financial Statements are consistent with those principles used in the presentation of the latest annual financial statements. All significant accounting policies have been applied consistently with year ended December 31, 2003. However, the quarterly interim financial statements have not been reviewed by an independent accountant. Such review will be completed as soon as the SEC will complete its procedures regarding the compliance of the Company's new audit firm.

     C. The preparation of Interim Financial Statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation of the Interim Financial Statements have been included. The results of operations for the three-month period ended March 31, 2004, are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. The Interim Financial Statements should be read in conjunction with the Company's annual financial statements as of December 31, 2003 and for the year then ended and the accompanying notes thereto.

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



NOTE 4  - CONTINGENCIES, COMMITMENTS AND LIENS ON ASSETS

     A.   ROYALTY COMMITMENTS UNDER RESEARCH AND DEVELOPMENT PROGRAMS

          (1) Organitech Ltd. is committed to pay royalties to the Israeli government on proceeds from the sales of products, which the Israeli government participated in their research and development by the way of grants. Under the terms of the Company's approved funding programs by the Israeli government - Office of the Chief Scientist, royalty payments are computed on the portion of sales from such products at a rate 3% to 5%. The commitment to the Office of the Chief Scientist is limited to the amount of the received participation and is not a liability until a related sale is made.

               The terms of the Chief Scientist grants restrict Organitech Ltd.'s ability to manufacture products or transfer the technologies developed using these grants outside of Israel.


               As of March 31, 2004, the balance of royalty bearing grants due by the Company to the Office of the Chief Scientist is U.S. $ 381,665.

          (2) In September 2001, Organitech Ltd. received an approval for Magnaton Research and Development program through the Office of the Israeli Chief Scientist ("OCS"). Magnaton program reflects a joint venture between Organitech Ltd. and the Weitzman Institute in order to develop new varieties of miniature tomatoes that can be adapted to the GrowTECH 2000 system. The OCS participates in 66% of the research and development expenses incurred, subject to a maximum amount of approximately U.S.$ 85,000. As of March 31, 2004, Organitech Ltd. received from the OCS a payment of U.S.$ 79,160. Organitech Ltd. is committed to pay royalties to the Weitzman Institute up to 5% on sales of products developed with the grants participation of the Magnaton program.

          (3) In November 2001, Organitech Ltd. and third party -"Agronaut" received approval from the Singapore-Israel Industrial Research and Development ("SIIRD") for funding the development of an updated commercial version of the GrowTECH. SIIRD will participate in 40% of the research and development expenses incurred by Organitech Ltd. and Agronaut, limited to a maximum amount of U.S.$ 421,359. As of March 31, 2004 Organitech Ltd. has received U.S.$ 252,177 from SIIRD. Organitech Ltd., and Agronaut are committed to pay royalties to SIIRD ranging from 1.5% to 2.5% on sales of products developed with the grants participation of SIIRD. The commitment for royalty payments to SIIRD is limited to the amount of received participation.

                              ORGANITECH USA, INC.

                          (A DEVELOPMENT STAGE COMPANY)

     NOTES TO CONDENSED UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS



NOTE 4  - CONTINGENCIES, COMMITMENTS AND LIENS ON ASSETS (CONTINUED)

     B.   DISTRIBUTION AGREEMENT(CONTINUED)

          (1)  IN ISRAEL

               In February 2000, Organitech Ltd. signed a distribution agreement, whereby it granted Net Alim the exclusive right to market Organitech Ltd.'s GrowTECH platforms in Israel. Under the terms of the agreement, Net Alim agreed to purchase two GrowTECH platforms in consideration for U.S. $100,000. In March 2000, Organitech Ltd. Received an advance payment from Net Alim in an amount of U.S.$ 60,000. In July 2000, Organitech Ltd. delivered the two GrowTECH platforms to Net Alim. Organitech Ltd. And Net Alim negotiated certain claims of Net Alim concerning the GrowTECH platforms delivered and the distribution agreement. Management is of the opinion, based upon its legal advisor, that the Company's exposure in respect of these claims would not have material adverse effect, on the Company's financial statements.

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


NOTE 4  - CONTINGENCIES, COMMITMENTS AND LIENS ON ASSETS (CONTINUED)

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



          (3)  IN THE UNITED KINGDOM AND REPUBLIC IRELAND ( " BRITISH ISLES ")

               On January 15 ,2004, Organitech Ltd. signed Purchase agreement with Van dijk limited cooperative society ("Van Dijk") incorporated under the laws of Ireland , whereby:

               a)( Organitech Ltd. will sell to Van dijk two systems for a consideration of 258,000 Eueros. Subject to the provisions set forth in the agreement.

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


NOTE 4  - CONTINGENCIES, COMMITMENTS AND LIENS ON ASSETS (CONTINUED)

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

     As of March 31,2004 Organitech Ltd. accumulated costs at the amount of U.S.$.229,188 For GrowTech 2500 system installed at Van Dijk site.

     Organitech Ltd. did not recognized revenue from this sale transaction as the installation of the machines was not completed and the technical acceptance from the customer was not received.

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

          (3) In the event that Agronaut is released from its obligation, the Company will refund U.S.$75,000 to Agronaut upon receiving of the two GrowTECH platforms. As of March 31, 2004 the U.S.$ 75,000 has been included in deferred revenue on the balance sheet.

                              ORGANITECH USA, INC.

                          (A DEVELOPMENT STAGE COMPANY)

     NOTES TO CONDENSED UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS


NOTE 4  -  CONTINGENCIES, COMMITMENTS AND LIENS ON ASSETS (CONTINUED)

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

     E. On December 31, 2002, Organitech Ltd. and Ocean Culture Ltd. a Company controlled by lior Hessel - shareholder and CEO of the Company, entered into an agreement whereby, Organitech Ltd. will develop a prototype of the GrowTECH platform for ocean culture at a consideration of U.S.$ 15,000 in cash and U.S.$ 35,000 to be paid by the issuance of 15,272 shares of Ocean Culture, following the issuance of such shares, 18% out of the outstanding issued share capital of Ocean Culture. As of the balance sheet date the Company have received U.S.$ 5,000 down payment by Ocean Culture Ltd and have included it in deferred revenue on the balance sheet.

     F. On June 1, 2003, Organitech Ltd. relocated its operations site to Yokneam, Israel and signed a 3 years rental agreement for its premises. Minimum future payments due under the Company's current rental agreements (excluding the extension option) are as follows:


          U.S.$
         ------
2004     13,050
2005     17,400
2006     10,150
         ------

         40,600
         ======


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

          (3) The management agreement can be terminated with a 60 days written notice. As of March 31, 2004 Mr. Simon Zenaty has accrued U.S.$ 36,600 including interest, which is convertible into 143,964 of the Company's common shares.

                              ORGANITECH USA, INC.

                          (A DEVELOPMENT STAGE COMPANY)

     NOTES TO CONDENSED UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

NOTE 4  - CONTINGENCIES, COMMITMENTS AND LIENS ON ASSETS (CONTINUED)

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


NOTE 4  - CONTINGENCIES, COMMITMENTS AND LIENS ON ASSETS (CONTINUED)

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

          As of the balance sheet date Netafim has finance pursuant to the MOU U.S.$ 22,666 of Organitech Ltd. Activities, bear interest at annual rate of 5% to be repaid in 6 monthly equal installments the first of which shall be at 30 days from the day of the memorandum of understanding termination.

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

                              ORGANITECH USA, INC.

                          (A DEVELOPMENT STAGE COMPANY)

     NOTES TO CONDENSED UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS


NOTE 4  - CONTINGENCIES, COMMITMENTS AND LIENS ON ASSETS (CONTINUED)

     L.   SALES COMMITMENTS

     A. On December 2002, Organitech Ltd. and 2 other third parties have completed the foundation of 33.1/3% each Israeli joint venture corporation in the name A.T.A Jordan Valley Ltd. ("ATA"). Organitech Ltd. granted ATA, under certain conditions, exclusive agency rights within Israel for Company's systems. As of March 31, 2004, 2003 and December 31 2003, Organitech Ltd. has accumulated cost at the amount of U.S.$ 50,240, U.S.$ 7,927 and U.S.$ 50,240, respectively for ATA's GrowTECH 2500 system installed at ATA site.

          On December 2003, the joint venture partners singed a memorandum whereby:

          1.   ATA's GrowTECH 2500 will remain Organitech Ltd. property.

          2. Organitech Ltd. will purchase all of ATA outstanding share capital at approximately U.S.$ 40, such that following the transaction Organitech Ltd. will hold 100% of ATA outstanding share capital.

          3. Organitech Ltd. will support ATA financially, to ensure the repayments of U.S.$ 13,912 ATA owed to the other partners. On March 2004 Organitech Ltd repayment of U.S.$ 7,802 to Ziv Electronic Systems (one of the 2 other third parties ATA was founded with).

          4. Mr.Tzion Levi (one of the 2 other third parties ATA was founded with), which on his property the GrowTECH 2500 system was set up, will be entitled to use the system until May 1, 2005, for this usage he will pay the Company U.S.$ 23 per month.

          5. No later then May 1, 2005 Mr. Tzion Levi is obligated to notify Organitech Ltd. about his intentions regarding the purchase of that system. In the event that Mr. Levi will waive the purchase opportunity, Organitech Ltd. will be entitled to use the system on his property for another 5 years.

          The Company's management is of the opinion that the net realize value of this systems is higher then its book value.

     B. On March 2003 ATA established a joint company to be held at 25% by ATA and 75% by third party in the name of A.A.G Eilat Ltd. On March 2003, Organitech Ltd. supplied a GrowTECH 2500 system to ATA to be installed at A.A.G Eilat Ltd. Site, for purchase price of U.S.$ 100,000, Organitech Ltd. did not recognized revenue from this sale transaction as collectability is not reasonably assured and the technical acceptance from the customer was not received. As of March 31, 2004 and December 31, 2003, Organitech Ltd accumulated costs at the amount of U.S.$ 62,908 and U.S.$ 62,285, respectively which relate to this system installed at A.A.G Eilat Ltd. site.

          The Company's management is of the opinion that the net realize value of this system is higher then its book value.

     M.   LIABILITIES SECURED BY LIEN ON ASSETS

          To secure the Company's liability to third party financial institution, at the amount of U.S.$ 23,657, as of March 31, 2004, the Company pledged on behalf of the third party financial institution, with a first and fixed lien on 6 of the Company's vehicles, with depreciated cost of U.S.$ 46,999 at March 31, 2004.

                              ORGANITECH USA, INC.

                          (A DEVELOPMENT STAGE COMPANY)

     NOTES TO CONDENSED UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS


NOTE 5 -  SHARE CAPITAL

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

     H.   TREASURY STOCK

          On October 2000, the Company issued 100,000 shares of common stock to an Organitech Ltd. consultant "(the consultant") according to a consulting agreement ("consultant agreement"). In September 2001, the Company accepted the 100,000 shares of common stock of the Company from the consultant and the shares were cancelled. Shortly thereafter the consulting agreement was terminated at the parties' mutual agreement.

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

NOTE 5 - SHARE CAPITAL (CONTINUED)

     I.   PRIVATE PLACEMENT (CONTINUED)

          On October 8, 2002 the Company delivered to an escrow agent 5,500,000 shares of the common stock to be registered on the name of the investor and transfer to the investor based upon actual payment of their purchase price.

          On May 27, 2003, the Company and the investor signed an "End of Commitments Agreement", whereby:

          (1) For the amount of U.S.$ 225,000 that was paid by the investor during 2002, the Company agreed to instruct the escrow agent to transfer to the investor a total of 618,812 shares of common stock (for the amount of U.S.$ 100,000 the Company recorded issuance of 275,000 shares of common stock on October 2002 and for the amount of U.S.$ 125,000 the Company recorded issuance of 343,812 shares of common stock on May 2003), out of the 5,500,000 shares held by the escrow agent, representing an applicable purchase price of U.S.$0.3636 per share.

          (2) For management services and other payments made by the investor on behalf of the Company equal to U.S.$ 143,000, the Company agreed to instruct the escrow agent to transfer to the investor a total of 794,444 shares of common stock (the Company instructed the escrow agent to transfer to the investor a total of 143,009 shares of common stock on May 20, 2003 and 651,435 shares of common stock on Jun 20, 2003), out of the 5,500,000 shares held by the escrow agent, representing an applicable purchase price of U.S.$. 0.18 per share

          (3) The investor agreed to exercise the option to purchase 188,179 shares of common stock at an exercise price of U.S.$ 0.0001 per share, and the Company agreed to instruct the escrow agent to transfer to the investor a total of 188,179 shares of common stock, out of the 5,500,000 shares held by the escrow agent.

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

          (7) The investor will be entitled to management fees equivalent to a salary cost of U.S.$. 4,000 per month. The investor will have the right to request the Company to exchange the management fee to the Company's' shares of common stock at a price that will be in affect pursuant to the End of Commitment Agreement.

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

NOTE 5 - SHARE CAPITAL (CONTINUED)

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

          On January 6, 2004, for the amount of U.S.$ 198,000 that was paid by the investor During 2003 pursuant to the End of Commitment Agreement, the Company instructed the escrow agent to transfer 1,100,000 shares of common stock to the investor.

          As of March 31, 2004 the investor has accrued U.S.$ 9,528 for management fees, which are convertible into 23,820 of the Company's common shares.

     J. In November 2003 the Company issued 463,263 shares of common stock to Mr Ohad Hessel, who exercised options that were granted to him on December 23, 1999.

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


NOTE 5 - SHARE CAPITAL (CONTINUED)

     K.   EQUITY AGREEMENT (CONTINUED)

          Management is of the opinion that there is no assurance that the terms and conditions of the term sheet will not be changed or that such offering will be completed.

          As of the balance sheet date the Company has not yet executed the Equity Line.

     L.   SERVICE AND CONSULTING AGREEMENTS FOR SHARE ISSUANCE

          (1) On April 9, 2003 the Company's Board of Directors authorized the Company to issue in respect of the Company's commitment 57,280 shares of common stock under certain agreements to pay brokerage fees and commission for services provided to the Company by third parties and a related party, out of which 9,280 shares of common stock will be issued to a related party. These shares are yet to be issued. On May 14, 2003, the Company had issued 48,000 shares of common stock pursuant to the Board of Directors authorization.

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

          (3) On October 13, 2003 the Company and MC Services AG ("MC") entered into advising and public relation service agreement which was approved by the Company's Board of Directors on October 27, 2003, for a period of ten months commencing November 1, 2003 at the cost of U.S.$. 147,500. The Company may choose to pay in cash or provide full tradable shares of common stock at price computed as the 20 days average closing share price of the months prior to the period in which the services rendered, limited to U.S.$ 0.30 per share. As of the Balance sheet date, the Company issued 419,583 shares to MC pursuant to this agreement.

          (4) On May , 2003 the Company issued 600,000 shares of common stock to Agronaut in consideration for its investment of U.S.$ 600,000 in marketing and distribution expenses, see Note 4 B (2)(c).

Item 2.   Management's Discussions and Analysis


Forward Looking Statements


This report contains forward-looking statements about our plans, objectives, expectations and intentions. You can identify these statements by words such as "estimate," "expect," "project," "plan," "intend," "believe," "may," "will," "anticipate" or other similar words. You should read statements that contain these words carefully. They discuss our future expectations, contain projections concerning our future results of operations or our financial conditions or state other forward-looking information, and may involve known and unknown risks over which we have no control. We cannot guarantee any future results, level of activity, performance or achievements or the Company's OUR ability to continue as a going concern. Moreover, we assume no obligation to update forward-looking statements or update the reasons why actual results could differ materially from those anticipated in forward-looking statements.



DESCRIPTION OF BUSINESS

The Company's core business is conducted primarily through its wholly-owned subsidiary OrganiTech Ltd., a company organized under the laws of Israel (hereinafter, "OrganiTech"). OrganiTech develops technologies, platforms, and applied engineering solutions that cost effectively and completely automate the method by which many foods, plants, and extracts are cultivated. Since OrganiTech's formation, it has been developing its first proprietary solution, the GrowTECH 2000(TM) ("GrowTech"), which is a low input-high output, self-contained, portable, robotic, sustainable agricultural platform designed to automatically seed, transplant and harvest commercial quantities of hydroponic, pesticide free, green leaf vegetables. OrganiTech has received 2 U.S. patents for the GrowTech, which will provide OrganiTech, with a strong advantage over its competitors and enable OrganiTech to increase its research and development efforts of integrating the technologies of the GrowTech into new platforms. OrganiTech commenced the commercial launch and initial sales of a different line of its products, PhytoChamber(TM). PhytoChamber is a two-chambered, cost-effective platform that maximizes growth conditions for certain plants used by biotechnology researchers.


GROWTECH - 2500


The Company's principal product is the GROWTECH 2500, an automated machine using the technology developed by the company and combining it with a greenhouse structure that enables the growth of leafy vegetables in a highly economically, clean surrounding, making optimal use of resources such as water, labor and land. The vegetables are, naturally, pesticides free and enjoy extended shelf-life. 2 GT-2500 machines were already installed and are currently operating successfully, whereas a third system is being installed in Ireland and will be operational during the second Quarter of year 2004.


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

o    The progress of our and OrganiTech's marketing and sales activities;

o    The number and scope of our and OrganiTech's research programs;

o The ability to penetrate into new markets worldwide while keeping a profitable price level.

o The establishment of additional beta site farms in key markets, such as in Europe and North America;

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



PLAN OF OPERATIONS


We intend to focus the majority of our financial resources over the next 12 months on OrganiTech, which is endeavoring, among other things, to complete development of the different versions of GrowTech machines and increase the marketing efforts related thereto. A significant part of our attention will be given to OrganiTech Finland, in order to establish the hydrophonics farm in Finland. The primary research and development goals of OrganiTech over the next 12 months are to:

o    Establish significant commercial relationship in North America and Europe.

o Finalizing the installation of the systems in Ireland and in at least 2 more locations in the world.

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


We intend to hire some new professional personnel in order to perform Research and Development in several fields. We have been using our new facility in Yoqneam in order to execute new experiments in both Agronomy and Mechanics. We believe that such work would enable us to achieve our goals in the Research and Development field, both in new areas and in already existing fields


Additionally, we plan to increase our involvement with our business activities in Europe, and especially in Scandinavia through the setting up and the marketing of a Growtech 2000 Farm in Finland, through a joint venture with a Finish Partner. In order to fund this activity in Finland, we have with our Finish partner applied for financing from European Community Organizations.



FIRST EUROPEAN SALE - IRELAND



On February 2004, The Company announced its first commercial sales in Europe. OrganiTECH Ltd. and Van Dijk Nurseries Ltd. signed a purchase agreement for the highly advanced GrowTech(TM) 2500 automated hydroponics growing system. The GrowTech(TM) 2500 product line was first presented during the European lead exhibition for state of the art agriculture and horticulture "Hortifair" in Amsterdam in November 2003.

OrganiTECH and Van Dijk Nurseries Ltd. signed an agreement for the purchase of initially two units of OrganiTECH's new automated floating hydroponics platform -- the GrowTech(TM) 2500 -- with the explicit purpose of cultivating large quantities of pesticide-free hydroponics lettuce and other leafy vegetables. The agreement foresees that both parties will have the option to extend the duration of their collaboration beyond 2007 and increase the volume of GrowTech(TM) 2500 installations on the British Isles to up to fifty units.


The GrowTech(TM) 2500 product line was firstly presented during the European lead exhibition for state of the art agriculture and horticulture "Hortifair" in Amsterdam in November 2003. GrowTech(TM) 2500 is an automated, rotating and hydroponic field-system for the culture of green-leave plants and herbs. Vegetables such as lettuce float in Styrofoam trays in a nutritious solution, which serves as a means of transport. GrowTech(TM) 2500 enables year round and high yields production of plants at low costs. The GrowTech(TM) 2500 platform leads to a reduction of up to 80% of the costs for heating and labor, the most serious cost-drivers in the greenhouse industry.


Van Dijk Nurseries Ltd., based in Ireland, is a multinational company. Its core business is the growing, sourcing, shipping, marketing and distribution of fresh fruits and vegetables to Irish, UK and European consumers.




ORGANITECH FINLAND

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




LIQUIDITY AND CAPITAL RESOURCES


1.   B.L.M. N.V.


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

     (b) U.S.$ 0.40 for investments that will be made on October 11, 2003 through September 30, 2004.

(6) The Company shall have the right to terminate the agreement with the investor for any reason whit prior written notice of 10 days.

(7) The investor will be entitled to management fees equivalent to a cost of U.S.$. 4,000 per month.

(8) All previous agreements and understanding between the Company and investor are terminated.

(9) On October 10, 2003, the sides signed an amendment to the End of Commitments that extended the dates abovementioned as follows:

     (a) U.S.$ 0.18 for investments that will be made prior to December 31, 2003.

     (b) U.S.$ 0.40 for investments that will be made on January 1, 2004 through September 30, 2004.


(10) On November 4, 2003, pursuant to the end of Commitments Agreement and its amendments the Company instructed the Escrow agent to release 1,100,000 shares of common stock to B.L.M. N.V.

(11) On January 4, 2004, pursuant to the end of Commitments Agreement and its amendments the Company instructed the Escrow agent to release 1,100,000 shares of common stock to B.L.M. N.V.


As of March 31, 2004, pursuant to the End of Commitment Agreement, the Company instructed the escrow agent to transfer a total of 4,950,000 shares of common stock to B.L.M. N.V. whereas 550,000 shares are still held by the escrow agent



2.   DUTCHESS LLC

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





DISTRIBUTION AND MARKETING AGREEMENTS:

ISRAEL

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

SOUTH EAST ASIA

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


THE BRITISH ISLES

On January 15, 2004, OrganiTech had signed an Agreement with Van-Dijk Nurseries Ltd, part of the Keelings group for the selling and setting up of GT-2500 machines in Ireland, for a total of 258,000 EURO. As a part of this Agreement, OrganiTech granted the Keelings Group the exclusive rights to market and sell OrganiTech's products in the British Isles under the following terms:

     1. OrganiTech granted Van Dijk Nurseries the exclusive rights to sell OrganiTech's systems in the British Isles for a period of 2 years from the signig of the Purchase Agreement (until January 14, 2006)

     2. In the case that Van Dijk Nurseries will place orders for further 8 units of GT-2500 systemsby or before January 14 2006, OrganiTech will extend Van Dijk Nurseries exclusive rights for a period of another 12 months (until January 14 2007)

     3. In the event that Van Dijk Nurseries will place orders for an additional amount of 10 systems by or before January 14 2007, OrganiTech will extend the exclusive rights given to Van Dijk by another 24 months (until January 14 2009)

     4. In the case that Van Dijk purchase 10 GT-2500 systems from OrganiTech, OrganiTech will grant Van Dijk the exclusive rights to sell OrganiTech's systems in IRELAND for a period of 25 years from the date of the installation of the 10th system.

     5. In the case that Van Dijk purchase 50 GT-2500 systems from OrganiTech, OrganiTech will grant Van Dijk the exclusive rights to sell OrganiTech's systems in BRITISH ISLES for a period of 25 years from the date of the installation of the 50th system.


RELATED PARTIES

     1.   A.T.A. JORDAN VALLEY LTD. (A.T.A. NEHAR HAYARDEN LTD.)

On December 31, 2003, OrganiTech signed agreements with both its partners in A.T.A. Nehar Hayarden Ltd - Mr. Tzion Levy and Ziv Electronic systems Ltd, that determine as follows:

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


     2.   OCEAN CULTURE LTD.

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

As of the date of this report, the Company has received U.S.$5,000 down payment by Ocean Culture Ltd. No transaction or activity was made between the sides during the fiscal year 2003, and the first Quarter of 2004.


OTHER AGREEMENTS

1.   MEMORANDUM OF UNDERSTANDING WITH NETAFIM (A.C.S.) LTD.

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

ON DECEMBER 31, 2003, THE MOU BETWEEN THE COMPANY AND NETAFIN HAD EXPIRED. NEGOTIATIONS BETWEEN THE SIDES FOR FURTHER COOPERATION HAD NOT CEASED.

2.   MC-SERVICES AG

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

     On November 24, 2003, the Company issued a total of 519,583 shares to be granted to MC-Services with accordance to the Agreement

3.   HAGGAI RAVID

On October 1, 2003, The Company signed a consulting Agreement with Mr. Haggai Ravid, based on the following principles:

     1.   The term of the Agreement will be 24 months.

     2. Mr. Ravid will provide the Company with different consulting services in the regard to business opportunities, potential merges and acquisitions and business strategy.

     3.   The Company will issue Mr. Ravid 550,000 shares for his services.

In November 2003, the Company issued 550,000 shares to Mr. Ravid with accordance to this Agreement.


SUBSEQUENT EVENTS

ISSUANCE OF SHARES TO PHILLIPSNIZER LLP.

In April 2004, the Company issued 100,000 shares to its legal counselor, PhillipsNizer LLP, as a partial payment for legal services provided by PhillipsNizer LLP to the Company during 2003. The issuance was part of an understanding that was achieved between the sides in May 2003.


Item 3.   Controls and Procedures

In connection with the filing of this report, OrganiTech's Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness of OrganiTech's disclosure controls and procedures (as defined in Securities Exchange Act Rule 13a-15(e)).

Based upon that evaluation, such officers concluded that, as of March 31, 2004 OrganiTech's disclosure controls and procedures are adequate and designed to ensure that material information relating to OrganiTech and its consolidated subsidiaries would be made known to them by others within those entities.

During the fiscal quarter ended March 31, 2004, there were no significant changes in OrganiTech's internal control over financial reporting or, to the knowledge of OrganiTech, in other factors that has materially affected, or is reasonably likely to materially affect, such control.

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

     31.1 Section 302 Certification of the Company's Chief Executive Officer

     31.2 Section 302 Certification of the Company's Chief Financial Officer

     32.1 Section 906 Certification of the Company's Chief Executive Officer

     32.2 Section 906 Certification of the Company's Chief Financial Officer

(b)  Reports on Form 8-K.

     During the first fiscal quarter of 2004 the Company reported the change of its auditing firm through an 8-K filing. Other then this report, no other 8-K forms were filed.


                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              ORGANITECH USA, INC.


Date:   May 17 , 2004                    /S/ LIOR HESSEL
                                         ---------------
                                         Lior Hessel
                                         President and Chief  Executive Officer


Dated:  May 17, 2004                     /S/ DORON SHACHAR
                                         -----------------
                                         Doron Shachar
                                         Secretary and
                                         Acting Chief Executive Officer

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


     Date:  May 17, 2004
     Lior Hessel
     President and Chief Executive Officer

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


Date:  May 17, 2004

                                                 -----------------
                                                 Doron Shachar, Adv.
                                                 Acting Chief Financial Officer

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the quarterly report on Form 10-QSB of OrganiTech USA, Inc. (the "Company") for the fiscal quarter ended March 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "report"), the undersigned, Doron Shachar Adv., Acting Chief Financial Officer of the Company, certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the report fairly presents, in all material respects, the financial condition and result of operations of the Company.



May 17, 2004

                                         -----------------
                                         Doron Shachar, Adv.
                                         Acting Chief Financial Officer

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the quarterly report on Form 10-QSB of OrganiTech USA, Inc. (the "Company") for the fiscal quarter ended March 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "report"), the undersigned, Lior Hessel, Director, President and Chief Executive Officer of the Company, certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002 that:

     (1) The report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the report fairly presents, in all material respects, the financial condition and result of operations of the Company.


May 17, 2004
                                         -----------------
                                         Lior Hessel
                                         Director, President and
                                         Chief Executive Officer