Form 10KSB
period 2004-06-30
ORGANITECH USA INC
filed 2004-08-16
CIK 832810

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   Form 10-QSB


(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2004


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

As of August 1, 2004, this issuer had 19,017,819 shares of its common stock outstanding, including 550,000 shares of common stock that are being held in escrow pending the completion of a private placment transaction.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.










                              ORGANITECH USA, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                             CONDENSED CONSOLIDATED
                          INTERIM FINANCIAL STATEMENTS
                               AS OF JUNE 30, 2004

                                   (UNAUDITED)

                              ORGANITECH USA, INC.

                          (A DEVELOPMENT STAGE COMPANY)

               CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

                               AS OF JUNE 30, 2004

                                   (UNAUDITED)




TABLE OF CONTENTS
                                                                              PAGE
                                                                           ----------
Condensed Consolidated Interim Balance Sheets                                  3

Condensed Consolidated Interim Statements of operations                        4

Condensed Consolidated Interim Statements of Cash Flows                       5-6

Notes to Condensed Consolidated Interim Financial Statements                  7-20

                              ORGANITECH USA, INC.

                          (A DEVELOPMENT STAGE COMPANY)

                  CONDENSED CONSOLIDATED INTERIM BALANCE SHEETS



                                            JUNE 30,   JUNE 30, DECEMBER 31,
                                             2004       2003       2003
                                            -------    -------    -------
                                           UNAUDITED  UNAUDITED  UNAUDITED
                                            -------    -------    -------
                                            U.S. $     U.S. $     U.S. $
                                            -------    -------    -------
 ASSETS

CURRENT ASSETS :

Cash and cash equivalents                    11,973      8,068     46,747
Investments                                       -      7,706     16,842
Other accounts receivable                    60,404     90,714    102,195
Related party receivables - Shareholders     12,848     12,555     13,672
Prepaid expenses                              6,613      3,877      3,013
Inventories                                 425,647     95,316    139,441
                                            -------    -------    -------

                                            517,485    218,236    321,910
                                            -------    -------    -------

OTHER ASSETS                                 34,862     36,315     35,802
FIXED ASSETS, NET                           157,228    171,836    164,955
                                            -------    -------    -------

                                            709,575    426,387    522,667
                                            =======    =======    =======


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS.

Date of approval of the financial statements: 15 August, 2004


-------------------------------   -------------------------------------    --------------------------------------------
        Samuel Hessel                         Lior Hessel                                 Doron Shachar
   Chairman of the Board of          President and Chief Executive            Secretary and Acting Chief Executive
          Directors                             Officer                                      Officer

                              ORGANITECH USA, INC.

                          (A DEVELOPMENT STAGE COMPANY)

                  CONDENSED CONSOLIDATED INTERIM BALANCE SHEETS




LIABILITES AND SHAREHOLDERS' EQUITY (DEFICIENCY)


                                                                    JUNE 30,       JUNE 30,      DECEMBER 31,
                                                                      2004           2003           2003
                                                                   ----------     ----------     ----------
                                                                   UNAUDITED      UNAUDITED      UNAUDITED
                                                                   ----------     ----------     ----------
CURRENT LIABILITIES :                                                U.S. $         U.S. $         U.S. $
                                                                   ----------     ----------     ----------
Banks credit and Current maturity of long-term loan                    38,294         47,244         64,365
Trade accounts payable                                                275,965        339,567        196,530
Other accounts payable and accrued liabilities                        331,301        132,563        218,371
Deferred revenue                                                      444,823        135,000        177,977
Loan from Netafim                                                      22,666              -         22,666
Loan from related party - Sh.A.Gali                                   100,000              -              -
                                                                   ----------     ----------     ----------

                                                                    1,213,049        654,374        679,909
                                                                   ----------     ----------     ----------



Long-term loan                                                          4,383         25,036         13,149
Other liabilities                                                     105,083         92,843         97,697
                                                                   ----------     ----------     ----------

                                                                      109,466        117,879        110,846
                                                                   ----------     ----------     ----------


CONTINGENCIES, COMMITMENTS AND LIENS ON ASSETS

SHAREHOLDERS' EQUITY (DEFICIENCY)




Preferred shares U.S.$ 0.10 par value, authorized - 10,000,000
shares, outstanding - 0 as of December 31, 2003 and 2002                    -              -              -
Common shares of U.S.$ 0.001 par value, authorized - 80,000,000 shares, issued and outstanding - 18,267,819, 13,321,400 and
16,748,236 as of June 30, 2004, 2003 and December 31, 2003,
respectively                                                           18,268         13,422         16,748
Additional paid in capital                                          5,739,138      4,870,145      5,616,310
Deferred compensation                                                 (99,925)             -       (125,075)
Accumulated deficit during the development stage                   (6,270,421)    (5,229,433)    (5,776,071)
                                                                   ----------     ----------     ----------

TOTAL SHAREHOLDERS' DEFICIENCY                                       (612,940)      (345,866)      (268,088)
                                                                   ----------     ----------     ----------

                                                                      709,575        426,387        522,667
                                                                   ==========     ==========     ==========



THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS.

                              ORGANITECH USA, INC.

                          (A DEVELOPMENT STAGE COMPANY)

             CONDENSED CONSOLIDATED INTERIM STATEMENTS OF OPERATIONS

                                                                                                                        PERIOD FROM
                                             SIX MONTHS ENDED               THREE MONTHS ENDED          YEAR ENDED       INCEPTION
                                                 JUNE 30,                        JUNE 30,               DECEMBER 31,  (JULY 1, 1999)
                                        ---------------------------     ---------------------------     -----------       THROUGH
                                           2004            2003             2004           2003            2003        JUNE 30, 2004
                                        -----------     -----------     -----------     -----------     -----------     -----------
                                                UNAUDITED                       UNAUDITED                UNAUDITED       UNAUDITED
                                        ---------------------------     ---------------------------     -----------     -----------
                                                 U.S. $                           U.S. $                  U.S. $          U.S. $
                                        ---------------------------     ---------------------------     -----------     -----------
Revenue from sales of PhytoChamber                -               -               -               -               -          32,620

Cost of sales                                     -               -               -               -               -          20,567
                                        -----------     -----------     -----------     -----------     -----------     -----------

GROSS PROFIT                                      -               -               -               -               -          12,053

Research and development expenses,
net                                          99,088         182,326          55,569          73,105         346,067       2,936,834

Selling and marketing expenses              128,332         614,397          59,544         603,383         777,515       1,154,051

General and administrative expenses         256,718         262,203         147,150         212,424         443,046       2,109,762
                                        -----------     -----------     -----------     -----------     -----------     -----------

OPERATING LOSS                             (484,138)     (1,058,926)       (262,263)       (888,912)     (1,566,628)     (6,188,594)

Financing expenses (income), net              6,241           6,952          (6,710)          4,573          30,888          23,760

Other expenses, net                           3,971               -           3,971               -          15,000          58,067
                                        -----------     -----------     -----------     -----------     -----------     -----------

LOSS BEFORE INCOME TAX                     (494,350)     (1,065,878)       (259,524)       (893,485)     (1,612,516)     (6,270,421)

Income tax                                        -               -               -               -               -               -
                                        -----------     -----------     -----------     -----------     -----------     -----------

NET LOSS                                   (494,350)     (1,065,878)       (259,524)       (893,485)     (1,612,516)     (6,270,421)
                                        ===========     ===========     ===========     ===========     ===========     ===========


BASIC AND DILUTED NET LOSS
PER COMMON SHARE                              (0.03)          (0.09)          (0.01)          (0.07)          (0.13)
                                        ===========     ===========     ===========     ===========     ===========

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING USED IN BASIC AND
DILUTED LOSS PER SHARE CALCULATION       18,074,143      11,708,342      18,187,819      12,122,843      13,159,673
                                        ===========     ===========     ===========     ===========     ===========


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS.

                              ORGANITECH USA, INC.

                          (A DEVELOPMENT STAGE COMPANY)

             CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS


                                                                                                              PERIOD FROM
                                                                          SIX MONTHS          YEAR ENDED       INCEPTION
                                                                        ENDED JUNE 30,        DECEMBER 31,  (JULY 1, 1999)
                                                                 -------------------------     ----------      THROUGH
                                                                    2004           2003           2003       JUNE 30, 2004
                                                                 ----------     ----------     ----------     ----------
                                                                         UNAUDITED             UNAUDITED      UNAUDITED
                                                                 -------------------------     ----------     ----------
                                                                   U.S. $         U.S. $         U.S. $         U.S. $
                                                                 ----------     ----------     ----------     ----------
CASH FLOWS USED IN OPERATING ACTIVITIES:

Net loss for the period                                            (494,350)    (1,065,878)    (1,612,516)    (6,270,421)
                                                                 ----------     ----------     ----------     ----------

ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH
USED IN OPERATING ACTIVITIES :

Amortization of deferred stock-based compensation                         -          7,208          7,208        481,485
Depreciation                                                         12,945         14,804         34,204        105,854
Loss from disposal of fixed assets                                    3,971              -              -          3,971
Liability in respect of employee rights upon retirement               7,386         (1,420)         3,434        105,083
Amounts assigned to issuance of warrants to service providers             -         82,555              -          2,116
Issuance of shares in non-cash transactions - Annex A               170,124        640,000        736,925        907,049
Short- term loan received from Netafim in non - cash
 transactions - Annex A                                                   -              -         22,666         22,666

CHANGES IN ASSETS AND LIABILITIES :

Decrease (increase)  in other accounts receivable and related
parties                                                              42,615        110,300         97,702        (73,252)
(Increase) Decrease in prepaid expenses                              (3,600)         4,778          5,642         (6,613)
Increase in inventories                                            (286,206)       (64,055)      (108,180)      (425,647)
Increase in trade accounts payable                                   79,435        226,498         83,461        275,965
Increase (Decrease ) in other accounts payable                       80,695         (8,940)        43,785        266,048
Increase in deferred income                                         266,846              -         42,977        444,823
                                                                 ----------     ----------     ----------     ----------
TOTAL ADJUSTMENTS                                                   374,211      1,011,728        969,824      2,109,548
                                                                 ----------     ----------     ----------     ----------
NET CASH USED IN OPERATING ACTIVITIES                              (120,139)       (54,150)      (642,692)    (4,160,873)
                                                                 ----------     ----------     ----------     ----------

CASH FLOWS FROM INVESTING ACTIVITIES :

Decrease (Increase) in Other assets , net                               940          7,272          7,785        (34,862)
Decrease (Increase) in short-term investments                        16,842         (7,706)       (16,842)             -
Investment in fixed assets                                           (9,189)       (44,419)       (56,938)      (267,053)
                                                                 ----------     ----------     ----------     ----------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                   8,593        (44,853)       (65,995)      (301,915)
                                                                 ----------     ----------     ----------     ----------

CASH FLOWS FROM FINANCING ACTIVITIES :

Banks credit                                                        (19,245)        25,246         41,619         22,374
Repayment Long-term loan from Financial institution                 (15,592)        (9,439)       (20,578)        20,303
Short-term loan received from a related party - Sh.A.Gali           100,000              -              -        100,000
Proceeds for future share issuance, net                            (187,528)             -        187,528              -
Proceeds from issuance of shares, net of issuance expenses          198,000         33,410        487,928      4,329,929
                                                                 ----------     ----------     ----------     ----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                            75,635         49,217        696,497      4,472,606
                                                                 ----------     ----------     ----------     ----------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS.

                              ORGANITECH USA, INC.

                          (A DEVELOPMENT STAGE COMPANY)

       CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS - CONTINUED


                                                                                                           PERIOD FROM
                                                                      SIX MONTHS             YEAR ENDED     INCEPTION
                                                                    ENDED JUNE 30,          DECEMBER 31,  (JULY 1, 1999)
                                                               -------------------------     ----------      THROUGH
                                                                  2004           2003           2003       JUNE 30, 2004
                                                               ----------     ----------     ----------     ----------
                                                                       UNAUDITED             UNAUDITED      UNAUDITED
                                                               -------------------------     ----------     ----------
                                                                 U.S. $         U.S. $         U.S. $         U.S. $
                                                               ----------     ----------     ----------     ----------
Net cash used in operating activities                            (120,139)       (54,150)      (642,692)    (4,160,873)

Net cash provided by (used in) investing activities                 8,593        (44,853)       (65,995)      (301,915)

Net cash provided by financing activities                          75,635         49,217        696,497      4,472,606

Effect of exchange rate changes on cash                             1,137           (568)           515          2,155
                                                               ----------     ----------     ----------     ----------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS              (34,774)       (50,354)       (11,675)        11,973

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                   46,747         58,422         58,422              -
                                                               ----------     ----------     ----------     ----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                         11,973          8,068         46,747         11,973
                                                               ==========     ==========     ==========     ==========

ANNEX A - SUPPLEMENTARY DISCLOSURE OF NON-CASH TRANSACTIONS

During the reporting period, the Company issued shares in exchange for liabilities to shareholders and services rendered by third party as follows:

Management fees - see Notes 4(G) and 5(I)                          49,100         40,000         92,000        141,100
Marketing and distribution expenses - see Note 5(L)(2)             27,500              -         13,750         41,250
Marketing and distribution expenses - see Note 5(L)(3)             93,524              -         31,175        124,699
Marketing and distribution expenses - see Note 5(L)(4)                  -        600,000        600,000        600,000
Marketing and distribution expenses                                     -              -         22,666         22,666
                                                               ----------     ----------     ----------     ----------

                                                                  170,124        640,000        759,591        929,715
                                                               ==========     ==========     ==========     ==========

SUPPLEMENTARY DISCLOSURE OF CASH FLOW INFORMATION :

Interest (paid) received, net                                      (2,303)         3,791          1,706
                                                               ==========     ==========     ==========

Income tax paid, net                                                    -              -         (2,519)
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

     C. As of the balance sheet date, the Company has not generated any revenues from sales of the GrowTECH 2000 and GrowTECH 2500 platform, and has incurred losses from operations at the amount of: U.S.$ 494,350, U.S.$ 1,065,878, U.S$ 1,612,516 and U.S.$ 6,270,421, for the
          six - month periods ended June 30, 2004 and 2003, for the year ended December 31, 2003 and for the period from July 1, 1999 (inception) to June 30, 2004, respectively. The Company's losses could continue for the next several years as it continues to expand research and development activities, increase its manufacturing, sales and marketing capabilities.

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

                              ORGANITECH USA, INC.

                          (A DEVELOPMENT STAGE COMPANY)

     NOTES TO CONDENSED UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS



NOTE 2 - BASIS OF PRESENTATION

     A. The accompanying unaudited interim consolidated financial statements as of June 30, 2004 and for the three month period then ended ("the Interim Financial Statements") were prepared in a condensed form in accordance with the instructions for Form 10-Q and, therefore, do not include all disclosures necessary for a complete presentation of financial condition, results of operations, cash flows and all the data and notes which are required when preparing annual financial statements, in conformity with generally accepted accounting principles accepted in the United States of America and, are presented in U.S dollars.

     B. The accounting principles used in the presentation of Interim Financial Statements are consistent with those principles used in the presentation of the latest annual financial statements. All significant accounting policies have been applied consistently with year ended December 31, 2003.

     C. The preparation of Interim Financial Statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation of the Interim Financial Statements have been included. The results of operations for the six-month period ended June 30, 2004, are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. The Interim Financial Statements should be read in conjunction with the Company's annual financial statements as of December 31, 2003 and for the year then ended and the accompanying notes thereto.

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

               As of June 30, 2004, the balance of royalty bearing grants due by the Company to the Office of the Chief Scientist is U.S. $ 381,665.

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

               As of June 30, 2004, Organitech Ltd. received from the OCS a payment of U.S.$ 79,160. Organitech Ltd. is committed to pay royalties to the Weitzman Institute up to 5% on sales of products developed with the grants participation of the Magnaton program.

               On May 11, 2004, Weitzman Institute filed a lawsuit against Organitech Ltd. at the amount of U.S.$ 62,403 for the payment of services rendered by Weitzman Institute under the Magnaton Research and Development program. The financial statements include adequate provision to cover all of the Company's exposure, if any, from this lawsuit.


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

               As of June 30, 2004, Organitech Ltd. has received U.S.$ 250,215 from SIIRD. Organitech Ltd., and Agronaut are committed to pay royalties to SIIRD ranging from 1.5% to 2.5% on sales of products developed with the grants participation of SIIRD. The commitment for royalty payments to SIIRD is limited to the amount of received participation.

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

               (b) Pursuant to the co-operation agreement, the Company granted Agronaut with the option to purchase during eight months upon signing the co-operation agreement, 20 systems produced by the Company at cost price, provided that the Company complete full upgrading of 2 beta systems installed in Singapore within 2 month following signing the co-operation agreement.-see (c) below.

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

          (2)  IN ASIA PACIFIC (CONTINUED)

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



          (3)  IN THE UNITED KINGDOM AND REPUBLIC IRELAND ( " BRITISH ISLES ")

               On January 15 ,2004, Organitech Ltd. signed an agreement with Van dijk limited cooperative society ("Van Dijk") incorporated under the laws of Ireland , whereby:

               (a) Organitech Ltd. will sell to Van dijk two systems for a consideration of 258,000 Eueros. Subject to the provisions set forth in the agreement.

               (b)  (1)  For the purchase of the Initial Systems by Van Dijk,
                         Organitech Ltd. granted Van Dijk exclusivity distribution rights ("the - exclusivity rights") for the British Isles for a period of 2 years through January 14, 2006.

                    (2) In the event that Van Dijk places orders for a further 8 systems by or before January 14, 2006 Organitech Ltd. will extend the exclusivity rights for the British Isles for additional 2 years through January14, 2008.

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

     NOTES TO CONDENSED UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS


NOTE 4 - CONTINGENCIES, COMMITMENTS AND LIENS ON ASSETS (CONTINUED)

     B.   DISTRIBUTION AGREEMENT (CONTINUED)

          (3) IN THE UNITED KINGDOM AND REPUBLIC IRELAND ("BRITISH ISLES")(CONTINUED)

               (5) In the event that Van Dijk makes the purchases of systems described in 3 above only, then, even if no further purchases are made and the period of exclusivity rights expires, Organitech Ltd. will offer Van Dijk a first right of refusal to any bona fide, verifiable offer from a third party to purchase a system in the British Isles.

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

          As of June 30 ,2004 Organitech Ltd. accumulated costs at the amount of U.S.$ 282,201 for GrowTech 2500 system installed at Van Dijk site.

          As of June 30 ,2004 Organitech Ltd. did not recognized revenue in the amount of U.S.$ 265,457 from this sale transaction as the installation of the systems was not completed and the technical acceptance from the customer was not received.

          The Company's management is of the opinion that the net realize value of this systems is higher then its book value.

     C. In July 2000, the Company signed a memorandum of understanding ("MOU") with a Singaporean company ("Agronaut"), whereby the Company committed to sell two beta version GrowTECH platforms ("GrowTECH platforms") in consideration for U.S.$ 50,000 each. The Company received an advance of U.S.$ 100,000 for two GrowTECH platforms, which were delivered during June 2001. The parties agreed upon the followings:

          (1) Experimental stage of the two GrowTECH platforms for six months commencing upon delivery.

          (2) Agronaut will be released from its obligations under MOU, should the GrowTECH platforms show unsatisfactory production capabilities, as agreed upon between the parties.

          (3) In the event that Agronaut is released from its obligation, the Company will refund U.S.$ 75,000 to Agronaut upon receiving of the two GrowTECH platforms. As of June 31, 2004 the U.S.$ 75,000 has been included in deferred revenue on the balance sheet.

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

          Minimum future payments due under the Company's current rental agreements (excluding the extension option) are as follows:

                                    U.S.$
                                   ------
                        2004        8,700
                        2005       17,400
                        2006       10,150
                                   ------

                                   36,250
                                   ======


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

          (2) Pursuant to the management agreement, Simon has the right to request the Company to exchange the deferred management fee, including accumulated interest thereon, for the Company's shares of common stock at a price computed as 75% of the average closing market price of the Company's shares during the three months prior to the date of the exchange.

          (3) The management agreement can be terminated with a 60 days written notice.

          As of June 30, 2004 Simon has accrued U.S.$ 49,100 including interest, which is convertible into 216,277 of the Company's shares of common stock.

                              ORGANITECH USA, INC.

                          (A DEVELOPMENT STAGE COMPANY)

     NOTES TO CONDENSED UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS


NOTE 4 - CONTINGENCIES, COMMITMENTS AND LIENS ON ASSETS (CONTINUED)

     H. On June 14, 2004 the Company singed a loan agreement with Sh.A.Gali Ltd. ("Gali"), a company under the control of Simon Zenaty, see Note 4 G where by Gali granted to the Company a convertible loan of U.S.$ 100,000 to be repaid in one installment following of 12 months from the granting date. The Loan bear an annual interest of U.S.$ Libor +3 % to be repaid with the principle. Under the Loan agreement the Company committed issue to Gali following 12 month from the date of granting the loan, 200,000 shares of common stock of the Company for the par value of the shares.

          In The event that Gali choose to convent the loan into an equity investment, the Company will issue Gali with the number of shares of common stock equivalent to U.S.$ 100,000 computed based upon the fair market value of the Company shares of common stock at the date of conversion.

          If the Company fails to repay the loan, Gali will be entitled to the issuance of shares of common stock equivalent to U.S.$. 200,000 computed based upon the fair market value of the Company's shares of common stock.

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

     J. On October 19, 2003, the Company entered into partnership agreement with third party for the incorporation of Organitech Finland, a company to be registered under Finland law, to be held at 51% by the Company.

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

                              ORGANITECH USA, INC.

                          (A DEVELOPMENT STAGE COMPANY)

     NOTES TO CONDENSED UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS


NOTE 4 - CONTINGENCIES, COMMITMENTS AND LIENS ON ASSETS (CONTINUED)

     K.   SALES COMMITMENTS

     1. On December 2002, Organitech Ltd. and 2 other third parties have completed the foundation of 33.1/3% each Israeli joint venture corporation in the name A.T.A Jordan Valley Ltd. ("ATA"). Organitech Ltd. granted ATA, under certain conditions, exclusive agency rights within Israel for Company's systems.

          As of June 30, 2004, 2003 and December 31 2003, Organitech Ltd. has accumulated cost at the amount of U.S.$ 48,417, U.S.$ 7,927 and U.S.$ 50,240, respectively for ATA's GrowTECH 2500 system installed at ATA site.

          On December 2003, the joint venture partners singed a memorandum whereby:

          (1)  ATA's GrowTECH 2500 will remain Organitech Ltd. property.

          (2) Organitech Ltd. will purchase all of ATA outstanding share capital at approximately U.S.$ 40, such that following the transaction Organitech Ltd. will holed 100% of ATA outstanding share capital.

          (3) Organitech Ltd. will support ATA financially, to ensure the repayments of U.S.$ 13,912 ATA owed to the other partners.

               On March 2004 Organitech Ltd repayment of U.S.$ 7,802 to Systems Ziv (one of the 2 other third parties ATA was founded with).

          (4) Mr. Levi Tzion (one of the 2 other third parties ATA was founded with), which on his property the GrowTECH 2500 system was set up, will be entitled to use the system until December 31, 2004, for this usage he will pay the Company U.S.$ 23 per month.

          (5) No later then September 30, 2004 Levi Menahem farm obligated to notify Organitech Ltd. about his intentions regarding the purchase of that system.

               In the event that Levi Menahem farm will waive the purchase opportunity, Organitech Ltd. will be entitled to use the system on his property for another 5 years.

          The Company's management is of the opinion that the net realize value of this systems is higher then its book value.

     2. On March 2003 ATA established a joint company to be held at 25% by ATA and 75% by third party in the name of A.A.G Eilat Ltd.

          On March 2003, Organitech Ltd. supplied a GrowTECH 2500 system to ATA to be installed at A.A.G Eilat Ltd. Site, for purchase price of U.S.$ 100,000, Organitech Ltd. did not recognized revenue from this sale transaction as collectability is not reasonably assured and the technical acceptance from the customer was not received.

          As of June 30, 2004 and December 31, 2003, Organitech Ltd accumulated costs at the amount of U.S.$ 68,113 and U.S.$ 62,285, respectively which relate to this system installed at A.A.G Eilat Ltd. site.

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

                          (A DEVELOPMENT STAGE COMPANY)

     NOTES TO CONDENSED UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

NOTE 4 - CONTINGENCIES, COMMITMENTS AND LIENS ON ASSETS (CONTINUED)

     L.   LIABILITIES SECURED BY LIEN ON ASSETS

          To secure the Company's liability to third party financial institution, at the amount of U.S.$ 20,303, as of June 30, 2004, the Company pledged on behalf of the third party financial institution, with a first and fixed lien on 6 of the Company's vehicles, with depreciated cost of U.S.$ 44,724 at June 30, 2004.

NOTE 5 - SHARE CAPITAL

          (1) In July 1999, Organitech Ltd. sold 4,790,000 of its common shares at a price of approximately U.S.$ 0.00004 per share, for a consideration of U.S.$ 169.

          (2) In October 1999, Organitech Ltd. sold 684,000 of its common shares at a price of approximately U.S.$ 0.03 per share, for a consideration of U.S.$ 21,000.

          (3) In October 1999, Organitech Ltd. sold 489,000 of its common shares at a price of approximately U.S.$ 0.19 per share, for a consideration of U.S.$ 93,440.

          (4) In April 2000, Organitech Ltd. sold 684,000 of its common shares at a price of approximately U.S.$ 0.08 per share, for a consideration of U.S.$ 55,544.

          (5) In June 2000, Organitech Ltd. sold 853,000 of its preferred shares at a price of approximately U.S.$ 1.14 per preferred share, for a consideration of U.S.$ 973,000.

               After giving effect to the reverse acquisition, discussed in Note 1B, these preferred shares were cancelled ("the cancelled shares").

          (6) In January 2001, the Company issued 7.5 million common shares in exchange for all of the outstanding ordinary shares of Organitech Ltd. not already owned by the Company.

               These 7.5 million shares are reflected in the share issuance mentioned in paragraph A-E above.

          (7) On January 2001, The Company issued 4,453,000 shares of common stock at the price of approximately U.S.$ 0.51 per share, for a consideration of U.S.$ 2,266,000.

               This share issuance net of the cancelled shares mentioned in E above, reflects the issuance by the Company to its shareholders prior to the reveres acquisition, see Note 1B.

          (8)  TREASURY STOCK

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

          (9)  PRIVATE PLACEMENT

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

     (9)  PRIVATE PLACEMENT (CONTINUED)

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

               (b) U.S.$ 0.40 for investments that will be made on October 11, 2003 through December 31, 2003.

          (6) The Company shall have the right to terminate the agreement with the investor for any reason whit prior written notice of 10 days. ORGANITECH USA, INC.

                              ORGANITECH USA, INC.

                          (A DEVELOPMENT STAGE COMPANY)

     NOTES TO CONDENSED UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

NOTE 5 - SHARE CAPITAL (CONTINUED)

          (9)  PRIVATE PLACEMENT (CONTINUED)

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

               (11) On October 10, 2003, the investor and the Company signed an amendment to the End of Commitments Agreement that extended the dates above mentioned .

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

               (13) On January 6, 2004, for the amount of U.S.$ 198,000 that was paid by the investor During 2003 pursuant to the End of Commitment Agreement, the Company instructed the escrow agent to transfer 1,100,000 shares of common stock to the investor.

               As of June 30, 2004 the investor has accrued U.S.$ 21,528 for management fees, which are convertible into 53,820 of the Company's common shares.

          (10) In November 2003 the Company issued 463,263 shares of common stock to Mr Ohad Hessel, who exercised options that were granted to him on December 23, 1999.

          (11) EQUITY AGREEMENT

               On July 15, 2003, the Company and Dutchess Capital Management, LLC ("Dutchess") signed on a term sheet for equity line of credit ("Equity Line") which was approve on July 31, 2003 by the Company's Board of Directors, whereby:

               (1) Dutchess shall be commited to purchase up to U.S.$ 5,000,000 of the Company's shares of common stock ("Stock") over the course of 36 months ("Line Period"), after the date either free trading shares are deposited into an escrow account or a registration statement of the Stock has been declared effective ("Effective Date") by the U.S. Securities and Exchange Commission ("SEC"). ORGANITECH USA, INC.

                              ORGANITECH USA, INC.

                          (A DEVELOPMENT STAGE COMPANY)

     NOTES TO CONDENSED UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

NOTE 5 - SHARE CAPITAL (CONTINUED)

          (11) EQUITY AGREEMENT (CONTINUED)

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

          (12) SERVICE AND CONSULTING AGREEMENTS FOR SHARE ISSUANCE

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

                    The Company had the right to choose to pay in cash or provide full tradable shares of common stock at price computed as the 20 days average closing share price of the months prior to the period in which the services rendered, limited to U.S.$ 0.30 per share.

                    As of the Balance sheet date, the Company issued 519,583 shares to MC pursuant to this agreement.

               (4) On May, 2003 the Company issued 600,000 shares of common stock to Agronaut in consideration for its investment of U.S.$ 600,000 in marketing and distribution expenses, see
                    Note 4 B (2)(c).

               (5) On April 29, 2004 the Company issued 100,000 shares of common stock to Phillips Nizer in consideration for its investment of U.S$ 18,000 in legal expenses.

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


GROWTECH - 2500

The Company's principal product is the GROWTECH 2500, an automated machine using the technology developed by the company and combining it with a greenhouse structure that enables the growth of leafy vegetables in a highly economically, clean surrounding, making optimal use of resources such as water, labor and land. The vegetables are, naturally, pesticides free and enjoy extended shelf-life. 2 GT-2500 machines were already installed and are currently operating successfully, whereas a third system is had been installed in Ireland and are fully operational.

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

As of June 30 ,2004 Organitech Ltd. Is yet to recognized revenues in the amount of U.S.$ 265,457 from this sale transaction as the installation of the systems was not completed and the formal acceptance from the customer was not received. However, the Company believes that the net value of the systems is higher than then its book value.


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

As of June 30, 2004, negotiations are still going on between the sides, in regards to the setting up of the Company, as well as for the possible purchase of GrowTech-2000 machines to Finland.

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

As of June 30, 2004, pursuant to the End of Commitment Agreement, the Company instructed the escrow agent to transfer a total of 4,950,000 shares of common stock to B.L.M. N.V. whereas 550,000 shares are still held by the escrow agent

2.   DUTCHESS LLC

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


3.   SH. A. GALI LTD.

On June 14, 2004 the Company singed a loan agreement with Sh.A.Gali Ltd. ("Gali"), a company under the control of Simon Zenaty, see Note 4 G where by Gali granted to the Company a convertible loan of U.S.$ 100,000 to be repaid in one installment following of 12 months from the granting date. The Loan bear an annual interest of U.S.$ Libor +3 % to be repaid with the principle. Under the Loan agreement the Company committed issue to Gali following 12 month from the date of granting the loan, 200,000 shares of common stock of the Company for the par value of the shares.

In The event that Gali choose to convent the loan into an equity investment, the Company will issue Gali with the number of shares of common stock equivalent to U.S.$ 100,000 computed based upon the fair market value of the Company shares of common stock at the date of conversion.

If the Company fails to repay the loan, Gali will be entitled to the issuance of shares of common stock equivalent to U.S.$. 200,000 computed based upon the fair market value of the Company's shares of common stock.


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

     4. Levi Menahem's Farm, which on his property the GrowTECH 2500 system was set up, will be entitled to use the system until December 31, 2004, for this usage he will pay the Company U.S.$ 23 per month.

     5. No later then April 15, 2005 Levi Menahem's farm obligated to notify Organitech Ltd. about his intentions regarding the purchase of that system.

     6. In the event that Levi Menahem farm will waive the purchase opportunity, Organitech Ltd. will be entitled to use the system on his property for another 5 years.

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

As of June 30, 2004, the Company issued a total of 519,583 shares to be granted to MC-Services with accordance to the Agreement

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

Based upon that evaluation, such officers concluded that, as of June 30, 2004 OrganiTech's disclosure controls and procedures are adequate and designed to ensure that material information relating to OrganiTech and its consolidated subsidiaries would be made known to them by others within those entities.

During the fiscal quarter ended June 30, 2004, there were no significant changes in OrganiTech's internal control over financial reporting or, to the knowledge of OrganiTech, in other factors that has materially affected, or is reasonably likely to materially affect, such control.

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

     31.1   Section 302 Certification of the Company's Chief Executive Officer

     31.2   Section 302 Certification of the Company's Chief Financial Officer

     32.1   Section 906 Certification of the Company's Chief Executive Officer

     32.2   Section 906 Certification of the Company's Chief Financial Officer

(b)  Reports on Form 8-K.

     During the first second quarter of 2004 the Company reported the change of its auditing firm through an 8-K/a filing. Other then this report, no other 8-K forms were filed.


                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      ORGANITECH USA, INC.


Date: August 15 , 2004                BY: /S/ LIOR HESSEL
                                      -------------------
                                      Lior Hessel
                                      President and Chief  Executive Officer


Dated:August 15, 2004                 BY: /S/ DORON SHACHAR
                                      ---------------------
                                      Doron Shachar
                                      Secretary and
                                      Acting Chief Executive Officer

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


     Date:  August 15, 2004
     Lior Hessel
     President and Chief Executive Officer

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

Date:  August 15, 2004


                                            ------------------------------
                                            Doron Shachar, Adv.
                                            Acting Chief Financial Officer

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


August 15, 2004

                                            ------------------------------
                                            Doron Shachar, Adv.
                                            Acting Chief Financial Officer

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


August 15, 2004

                                                    -----------------------
                                                    Lior Hessel
                                                    Director, President and
                                                    Chief Executive Officer