Form 10QSB
period 2004-09-30
ORGANITECH USA INC
filed 2004-11-22
CIK 832810

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   Form 10-QSB


(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2004


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

As of September 30, 2004, this issuer had 19,017,819 shares of its common stock outstanding, including 550,000 shares of common stock that are being held in escrow pending the completion of a private placement transaction.

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

                              ORGANITECH USA, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                             CONDENSED CONSOLIDATED
                          INTERIM FINANCIAL STATEMENTS
                            AS OF SEPTEMBER 30, 2004

                                   (UNAUDITED)

                              ORGANITECH USA, INC.
                          (A DEVELOPMENT STAGE COMPANY)

               CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

                            AS OF SEPTEMBER 30, 2004

                                   (UNAUDITED)



TABLE OF CONTENTS
                                                                                                            PAGE
                                                                                                          ----------
Condensed Consolidated Interim Balance Sheets                                                                3-4

Condensed Consolidated Interim Statements of operations                                                       5

Condensed Consolidated Interim Statements of Cash Flows                                                      6-7

Notes to Condensed Consolidated Interim Financial Statements                                                 8-21

                              ORGANITECH USA, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                  CONDENSED CONSOLIDATED INTERIM BALANCE SHEETS

                                          SEPTEMBER 30,      SEPTEMBER 30,      DECEMBER 31,
                                             2004                2003              2003
                                            -------            -------            -------
                                           UNAUDITED          UNAUDITED          UNAUDITED
                                            -------            -------            -------
                                             U.S. $             U.S. $             U.S. $
                                            -------            -------            -------
 ASSETS

CURRENT ASSETS :

Cash and cash equivalents                         -             13,485             46,747
Investments                                       -             12,452             16,842
Other accounts receivable                    33,569            149,824            102,195
Related parties and shareholders             12,698                  -             13,672
Prepaid expenses                              4,040              3,877              3,013
Inventories                                 417,229             87,389            139,441
                                            -------            -------            -------

                                            467,536            267,027            321,910
                                            -------            -------            -------

OTHER ASSETS                                 34,979             45,383             35,802
FIXED ASSETS, NET                           153,027            162,919            164,955
                                            -------            -------            -------

                                            655,542            475,329            522,667
                                            =======            =======            =======





THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS.

Date of approval of the financial statements: 15  November, 2004



-----------------------------------  -------------------------------------- ------------------------------------
          Samuel Hessel                           Lior Hessel                          Omri Rothman
Chairman of the Board of Directors   President and Chief Executive Officer       Chief Financial Officer

                              ORGANITECH USA, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                  CONDENSED CONSOLIDATED INTERIM BALANCE SHEETS




LIABILITES AND SHAREHOLDERS' EQUITY (DEFICIENCY)

                                                                      SEPTEMBER 30,      SEPTEMBER 30,      DECEMBER 31,
                                                                           2004              2003              2003
                                                                        ----------        ----------        ----------
                                                                        UNAUDITED         UNAUDITED          UNAUDITED
                                                                        ----------        ----------        ----------
                                                                          U.S. $            U.S. $             U.S. $
                                                                        ----------        ----------        ----------
CURRENT LIABILITIES :

Banks credit and Current maturity of long-term loan                         45,867            61,203            64,365
Trade accounts payable                                                     251,964           209,565           196,530
Other accounts payable and accrued liabilities                             370,249           225,912           210,371
Related parties and shareholders                                            71,193            52,000             8,000
Deferred revenue                                                           499,231           135,000           177,977
Loan from Netafim                                                           24,653                 -            22,666
Loan from related party - Sh.A.Gali                                        101,330                 -                 -
                                                                        ----------        ----------        ----------

                                                                         1,364,487           683,680           679,909
                                                                        ----------        ----------        ----------



Long-term loan                                                                -               19,561            13,149
Other liabilities                                                          111,903            93,162            97,697
                                                                        ----------        ----------        ----------

                                                                           111,903           112,723           110,846
                                                                        ----------        ----------        ----------


CONTINGENCIES, COMMITMENTS AND LIENS ON ASSETS

SHAREHOLDERS' EQUITY (DEFICIENCY)




Preferred shares U.S.$ 0.10 par value, authorized -10,000,000
shares, outstanding - 0 as of December 31, 2003 and 2002                      -              -              -
Common  shares of U.S.$ 0.001 par value,  authorized - 80,000,000 shares,  issued and outstanding - 18,267,819,  14,398,000 and
16,748,236 as of September 30, 2004, 2003 and December 31, 2003,
respectively                                                                18,268            14,498            16,748
Additional paid in capital                                               5,764,074         5,121,621         5,616,310
Deferred compensation                                                      (55,000)                -          (125,075)
Accumulated deficit during the development stage                        (6,548,190)       (5,457,193)       (5,776,071)
                                                                        ----------        ----------        ----------

TOTAL SHAREHOLDERS' DEFICIENCY                                            (820,848)         (321,074)         (268,088)
                                                                        ----------        ----------        ----------

                                                                           655,542           475,329           522,667
                                                                        ==========        ==========        ==========


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS.

                              ORGANITECH USA, INC.
                          (A DEVELOPMENT STAGE COMPANY)
             CONDENSED CONSOLIDATED INTERIM STATEMENTS OF OPERATIONS


                                                                                                                       PERIOD FROM
                                                                                                                        INCEPTION
                                        NINE MONTHS ENDED                 THREE MONTHS ENDED          YEAR ENDED      (JULY 1, 1999)
                                           SEPTEMBER 30,                     SEPTEMBER 30,            DECEMBER 31,        THROUGH
                                   ----------------------------      ----------------------------      ----------      SEPTEMBER 30,
                                      2004             2003             2004             2003             2003              2004
                                   -----------      -----------      -----------      -----------      -----------      -----------
                                            UNAUDITED                         UNAUDITED                 UNAUDITED        UNAUDITED
                                   ----------------------------      ----------------------------      -----------      -----------
                                              U.S. $                            U.S. $                    U.S. $           U.S. $
                                   ----------------------------      ----------------------------      -----------      -----------
Revenue from sales of
PhytoChamber                                 -                -                -                -                -           32,620

Cost of sales                                -                -                -                -                -           20,567
                                   -----------      -----------      -----------      -----------      -----------      -----------

GROSS PROFIT                                                  -                                 -                -           12,053

Research and development
expenses, net                          172,646          271,948           73,558           89,622          346,067        3,010,392

Selling and marketing expenses         209,685          624,843           81,353           10,446          777,515        1,235,404

General and administrative
expenses                               376,133          387,550          119,415          113,347          443,046        2,229,177
                                   -----------      -----------      -----------      -----------      -----------      -----------

OPERATING LOSS                        (758,464)      (1,284,341)        (274,326)        (213,415)      (1,566,628)      (6,462,920)

Financing expenses, net                  9,684            9,297            3,434            2,345           30,888           27,203

Other expenses, net                      3,971                -                -                -           15,000           58,067
                                   -----------      -----------      -----------      -----------      -----------      -----------

LOSS BEFORE INCOME TAX                (772,119)      (1,293,638)        (277,760)        (215,760)      (1,612,516)      (6,548,190)

Income tax                                   -                -                -                -                -                -
                                   -----------      -----------      -----------      -----------      -----------      -----------

NET LOSS                              (772,119)      (1,293,638)        (277,760)        (215,760)      (1,612,516)      (6,548,190)
                                   ===========      ===========      ===========      ===========      ===========      ===========

BASIC AND DILUTED NET LOSS
PER COMMON SHARE                        (0.043)          (0.105)          (0.015)          (0.016)           (0.12)
                                   ===========      ===========      ===========      ===========      ===========

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING
USED IN BASIC AND DILUTED
LOSS PER SHARE CALCULATION          18,141,810       12,320,730       18,267,819       13,567,146       13,159,673
                                    ===========      ===========      ===========      ===========      ===========

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS.

                              ORGANITECH USA, INC.
                          (A DEVELOPMENT STAGE COMPANY)

             CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS


                                                                                                                 PERIOD FROM
                                                                                                                  INCEPTION
                                                                         NINE MONTHS               YEAR ENDED   (JULY 1, 1999)
                                                                     ENDED SEPTEMBER 30,          DECEMBER 31,     THROUGH
                                                                  --------------------------      ----------     SEPTEMBER 30,
                                                                     2004            2003            2003            2004
                                                                  ----------      ----------      ----------      ----------
                                                                          UNAUDITED                UNAUDITED       UNAUDITED
                                                                  --------------------------      ----------      ----------
                                                                    U.S. $          U.S. $          U.S. $           U.S. $
                                                                  ----------      ----------      ----------      ----------
CASH FLOWS USED IN OPERATING ACTIVITIES:

Net loss for the period                                             (772,119)     (1,293,638)     (1,612,516)     (6,548,190)
                                                                  ----------      ----------      ----------      ----------

ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH
USED IN OPERATING ACTIVITIES :

Amortization of deferred stock-based compensation                          -           7,208           7,208         481,485
Depreciation                                                          18,876          23,721          34,204         111,785
Loss from disposal of fixed assets                                     3,971               -               -           3,971
Liability in respect of employee rights upon retirement               14,206          (1,101)          3,434         111,903
Amounts assigned to issuance of warrants to service providers              -          82,554               -           2,116
Issuance of shares in non-cash transactions - Annex A                239,700         652,000         736,925         976,625
Short- term loan received from Netafim in non - cash
 transactions - Annex A                                                    -               -          22,666          22,666

CHANGES IN ASSETS AND LIABILITIES :

Decrease (increase)  in other accounts receivable and related
parties                                                               69,600          63,745          97,702         (46,267)
(Increase) Decrease in prepaid expenses                               (1,027)          4,778           5,642          (4,040)
Increase in inventories                                             (277,788)        (64,055)       (108,180)       (417,229)
Increase in trade accounts payable                                    55,434         148,496          83,461         251,964
Increase in other accounts payable and related parties               149,321          84,224          43,785         334,674
Increase in deferred income                                          321,254               -          42,977         499,231
                                                                  ----------      ----------      ----------      ----------
TOTAL ADJUSTMENTS                                                    593,547       1,001,570         969,824       2,328,884
                                                                  ----------      ----------      ----------      ----------

NET CASH USED IN OPERATING ACTIVITIES                               (178,572)       (292,068)       (642,692)     (4,219,306)
                                                                  ----------      ----------      ----------      ----------
CASH FLOWS FROM INVESTING ACTIVITIES :

Decrease (Increase) in Other assets , net                                  -           6,131           7,785         (35,802)
Decrease (Increase) in short-term investments                         16,842         (12,452)        (16,842)              -
Investment in fixed assets                                           (10,919)        (44,419)        (56,938)       (268,783)
                                                                  ----------      ----------      ----------      ----------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                    5,923         (50,740)        (65,995)       (304,585)
                                                                  ----------      ----------      ----------      ----------

CASH FLOWS FROM FINANCING ACTIVITIES :

Banks credit                                                         (12,391)         39,231          41,619          29,228
Repayment long-term loan from Financial institution                  (19,256)        (14,940)        (20,578)         16,639
Short-term loan received from a related party - Sh.A.Gali            100,000               -               -         100,000
Proceeds for future share issuance, net                             (162,591)         50,700         187,528         159,821
Proceeds from issuance of shares, net of issuance expenses           216,000         223,263         487,928       4,213,045
                                                                  ----------      ----------      ----------      ----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                            121,762         298,254         696,497       4,518,733
                                                                  ----------      ----------      ----------      ----------

                              ORGANITECH USA, INC.
                          (A DEVELOPMENT STAGE COMPANY)

       CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS - CONTINUED

                                                                                                                 PERIOD FROM
                                                                                                                  INCEPTION
                                                                           NINE MONTHS             YEAR ENDED   (JULY 1, 1999)
                                                                       ENDED SEPTEMBER 30,        DECEMBER 31,      THROUGH
                                                                   --------------------------      ----------     SEPTEMBER 30,
                                                                      2004            2003            2003            2004
                                                                   ----------      ----------      ----------      ----------
                                                                            UNAUDITED              UNAUDITED       UNAUDITED
                                                                   --------------------------      ----------      ----------
                                                                     U.S. $          U.S. $          U.S. $          U.S. $
                                                                   ----------      ----------      ----------      ----------
Net cash used in operating activities                                (178,572)       (292,068)       (642,692)     (4,219,306)

Net cash provided by (used in) investing activities                     5,923         (50,740)        (65,995)       (304,585)

Net cash provided by financing activities                             121,762         298,254         696,497       4,518,733

Effect of exchange rate changes on cash                                 4,140            (383)            515           5,158
                                                                   ----------      ----------      ----------      ----------

NET DECREASE IN CASH AND CASH EQUIVALENTS                             (46,747)        (44,937)        (11,675)              -

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                       46,747          58,422          58,422               -
                                                                   ----------      ----------      ----------      ----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                  -          13,485          46,747               -
                                                                   ==========      ==========      ==========      ==========

ANNEX A - SUPPLEMENTARY DISCLOSURE OF NON-CASH TRANSACTIONS

During the reporting period, the Company issued shares in exchange for liabilities to shareholders and services rendered by third party as follows:

Management fees - see Notes 4(G) and 5(10)                             73,750          52,000          92,000         165,750
Marketing and distribution expenses - see Note 5(13)(2)                41,250               -          13,750          55,000
Marketing and distribution expenses - see Note 5(13)(3)               124,700               -          31,175         155,875
Marketing and distribution expenses - see Note 5(13)(4)                     -         600,000         600,000         600,000
                                                                   ----------      ----------      ----------      ----------

                                                                      239,700         652,000         736,925         976,625
Marketing and distribution expenses                                         -               -          22,666          22,666
                                                                   ----------      ----------      ----------      ----------

                                                                      239,700         652,000         759,591         999,291
                                                                   ==========      ==========      ==========      ==========

SUPPLEMENTARY DISCLOSURE OF CASH FLOW INFORMATION :

Interest (paid) received, net                                          (2,829)            720           1,706
                                                                   ==========      ==========      ==========

Income tax paid, net                                                        -               -          (2,519)
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

     C. As of the balance sheet date, the Company has not generated any revenues from sales of the GrowTECH 2000 and GrowTECH 2500 platform, and has incurred losses from operations at the amount of: U.S.$ 772,119, U.S.$ 1,293,635, U.S$ 1,612,516 and U.S.$ 6,548,181, for the
          nine - month periods ended September 30, 2004 and 2003, for the year ended December 31, 2003 and for the period from July 1, 1999 (inception) to September 30, 2004, respectively. The Company's losses could continue for the next several years as it continues to expand research and development activities, increase its manufacturing, sales and marketing capabilities.

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

     D. Until June 30, 2004 the Company maintained worldwide directors insurance policy that cover, subject to the Israeli law and Jurisdiction, in management's opinion, all reasonable risks up to U.S. $ 1 million. Effective June 30, 2004 the Company decided on termination of this insurance policy. The Company is committed to indemnify its directors and executive officers to the extent permitted by law, in respect of any monetary obligation imposed in favor of third party and reasonable legal expenses expended or charge to any of them.

                              ORGANITECH USA, INC.
                          (A DEVELOPMENT STAGE COMPANY)
     NOTES TO CONDENSED UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS


NOTE 2 - BASIS OF PRESENTATION

     A. The accompanying unaudited interim consolidated financial statements as of September 30, 2004 and for the three and nine month period then ended ("the Interim Financial Statements") were prepared in a condensed form in accordance with the instructions for Form 10-Q and, therefore, do not include all disclosures necessary for a complete presentation of financial condition, results of operations, cash flows and all the data and notes which are required when preparing annual financial statements, in conformity with generally accepted accounting principles accepted in the United States of America and, are presented in U.S dollars.

     B. The accounting principles used in the presentation of Interim Financial Statements are consistent with those principles used in the presentation of the latest annual financial statements. All significant accounting policies have been applied consistently with year ended December 31, 2003.

     C. The preparation of Interim Financial Statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation of the Interim Financial Statements have been included. The results of operations for the nine-month period ended September 30, 2004, are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. The Interim Financial Statements should be read in conjunction with the Company's annual financial statements as of December 31, 2003 and for the year then ended and the accompanying notes thereto.

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

               As of September 30, 2004, the balance of royalty bearing grants due by the Company to the Office of the Chief Scientist is U.S. $ 381,665.

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

               As of September 30, 2004, Organitech Ltd. received from the OCS a payment of U.S.$ 79,160. Organitech Ltd. is committed to pay royalties to the Weitzman Institute up to 5% on sales of products developed with the grants participation of the Magnaton program.

               On May 11, 2004, Weitzman Institute filed a lawsuit against Organitech Ltd. at the amount of U.S.$ 62,612 for the payment of services rendered by Weitzman Institute under the Magnaton Research and Development program. The financial statements include adequate provision to cover all of the Company's exposure, if any, from this lawsuit.

          (3) In November 2001, Organitech Ltd. and third party Singaporean company -"Agronaut" received approval from the Singapore-Israel Industrial Research and Development ("SIIRD") for funding the development of an updated commercial version of the GrowTECH. SIIRD will participate in 40% of the research and development expenses incurred by Organitech Ltd. and Agronaut, limited to a maximum amount of U.S.$ 421,359.

               As of September 30, 2004, Organitech Ltd. has received U.S.$ 250,215 from SIIRD. Organitech Ltd., and Agronaut are committed to pay royalties to SIIRD ranging from 1.5% to 2.5% on sales of products developed with the grants participation of SIIRD. The commitment for royalty payments to SIIRD is limited to the amount of received participation.

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

               Organitech Ltd. and Net Alim negotiated certain claims of Net Alim concerning the GrowTECH platforms delivered and the distribution agreement. On October 2002, Net Alim returned the two GrowTECH to the Company.

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

          As of September 30 ,2004 Organitech Ltd. accumulated costs at the amount of U.S.$ 251,750 for GrowTech 2500 system installed at Van Dijk site.

          As of September 30 ,2004 Organitech Ltd. did not recognized revenue in the amount of U.S.$ 319,721 from this sale transaction as formal and technical acceptance from the customer received on November 14, 2004, subsequent balance sheet date.

     C. In July 2000, the Company signed a memorandum of understanding ("MOU") with Agronaut, whereby the Company committed to sell two beta systems of GrowTECH platforms ("GrowTECH platforms") in consideration for U.S.$ 50,000 each. The Company received an advance of U.S.$ 100,000 for two GrowTECH platforms, which were delivered during June 2001. The parties agreed upon the followings:

          (1) Experimental stage of the two GrowTECH platforms for six months commencing upon delivery.

          (2) Agronaut will be released from its obligations under MOU, should the GrowTECH platforms show unsatisfactory production capabilities, as agreed upon between the parties.

          (3) In the event that Agronaut is released from its obligation, the Company will refund U.S.$ 75,000 to Agronaut upon receiving of the two GrowTECH platforms. As of September 30, 2004.

          As of the balance sheet date the Company has not received formal and technical acceptance from Agronaut in respect of such two GrowTECH platforms, and the U.S.$ 75,000 has been included in deferred revenue on the balance sheet.

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

     E. On December 31, 2002, Organitech Ltd. and Ocean Culture Ltd. a Company controlled by lior Hessel - shareholder and CEO of the Company, entered into an agreement, whereby Organitech Ltd. will develop a prototype of the GrowTECH platform for ocean culture at a consideration of U.S.$ 15,000 in cash and U.S.$ 35,000 to be paid by the issuance of 15,272 shares of Ocean Culture, following the issuance of such shares, 18% out of the outstanding issued share capital of Ocean Culture.

          As of the balance sheet date the Company have received U.S.$ 5,000 down payment by Ocean Culture Ltd. reflected as deferred revenue on the balance sheet.

     F. On June 1, 2003, Organitech Ltd. relocated its operations site to Yokneam, Israel and signed a 3 years rental agreement for its premises.

          Minimum future payments due under the Company's current rental agreements (excluding the extension option) are as follows:


                                                             U.S.$
                                                         ---------------
                                        2004                      4,350
                                        2005                     17,400
                                        2006                     10,150
                                                         ---------------

                                                                 31,900
                                                         ===============

     G. On July 1, 2003 the Company and Mr. Simon Zenaty ("Simon") signed a management agreement, whereby Simon will invest up to 100 hours per month in working with the Company, in consideration for management fee at the amount of U.S.$ 4,000 per a month.

          (1) Pursuant to the management agreement, under certain cash flow conditions, the payment of the monthly management fee will be deferred and bear interest to be computed at a rate of 5% per annum payable by the Company during the deferral period on a quarterly basis.

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

          As of September 30, 2004 the Company has accrued for management fee U.S.$ 61,750 including interest, which is convertible into 427,186 of the Company's shares of common stock.

                              ORGANITECH USA, INC.
                          (A DEVELOPMENT STAGE COMPANY)
     NOTES TO CONDENSED UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

NOTE 4 - CONTINGENCIES, COMMITMENTS AND LIENS ON ASSETS (CONTINUED)

     H. On June 14, 2004 the Company singed a loan agreement with Sh.A.Gali Ltd. ("Gali"), a company under the control of Simon Zenaty, see Note 4 G, whereby Gali granted to the Company a convertible loan of U.S.$ 100,000 to be repaid in one installment following of 12 months from the granting date. The loan bear an annual interest of U.S.$ Libor +3 % to be repaid with the principle. Under the loan agreement the Company committed issue to Gali following 12 month from the date of granting the loan, 200,000 shares of common stock of the Company for the par value of the shares.

          In The event that Gali choose to convert the loan into an equity investment, the Company will issue Gali 454,545 shares of common stock equivalent to U.S.$ 100,000 computed based upon the fair market value of the Company shares of common stock determine as U.S.$ 0.22 per share of common stock.

          If the Company fails to repay the loan, Gali will be entitled to the issuance of 909,090 shares of common stock equivalent to U.S.$. 200,000 computed based upon the fair market value of the Company's shares of common stock, determine as U.S.$ 0.22 per share of common stock.

          As of the balance sheet date the Company has not yet issue shares of common stock to Gali under this agreement.

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

          As of September 30, 2004, 2003 and December 31 2003, Organitech Ltd. has accumulated cost at the amount of U.S.$ 48,417, U.S.$ 7,927 and U.S.$ 50,240, respectively for ATA's GrowTECH 2500 system installed at ATA site.

          On December 2003, the joint venture partners singed a memorandum whereby:

          (1)  ATA's GrowTECH 2500 will remain Organitech Ltd. property.

          (2) Organitech Ltd. will purchase all of ATA outstanding share capital at approximately U.S.$ 40, such that following the transaction Organitech Ltd. will holed 100% of ATA outstanding share capital.

          (3) Organitech Ltd. will support ATA financially, to ensure the repayments of U.S.$ 13,912 ATA owed to the other partners out of which, On March 2004 Organitech Ltd. refunded U.S.$ 7,802 to one of the partners.

          (4) The third partner will be entitled to use the GrowTECH system until December 31, 2004, for a monthly payment of U.S. $ 23 to Organitech Ltd..

          (5) No later then September 30, 2004 the third partner is obligated to notify Organitech Ltd. about his intention to purchase the GrowTECH system.

          The Company's management is of the opinion that the net realize value of this systems is higher then its book value.

     2. On March 2003 ATA established a joint company to be held at 25% by ATA and 75% by third party in the name of A.A.G Eilat Ltd.

          On March 2003, Organitech Ltd. supplied a GrowTECH 2500 system to ATA to be installed at A.A.G Eilat Ltd. site, for purchase price of U.S.$ 100,000, Organitech Ltd. did not recognized revenue from this sale transaction as collectability is not reasonably assured and formal and technical acceptance from the customer was not obtained.

          As of September 30, 2004 and December 31, 2003, Organitech Ltd. accumulated costs at the amount of U.S.$ 68,939 and U.S.$ 62,285, respectively which relate to this system installed at A.A.G Eilat Ltd. Site.

          The Company's management is of the opinion that the net realize value of this system is higher then its book value.

     3. On October 29, 2004, Organitech Ltd. signed an agreement with G. Eilat 2004 Ltd. ("Eilat"), a company controlled by the two partners of A.A.G Eilat, for the sale of 10 GrowTech 2500 systems for the selling price of U.S. $ 1,240,000.

          The first phase of the transaction will include delivery and installation of 3 GrowTech systems at Eilat site for a purchase price of U.S. $ 400,000. The second phase of transaction will be the delivery and installation of additional 7 GrowTech systems for a purchase price of U.S. $ 840,000.

          The commitment of Eilat to order the additional 7 GrowTech 2500 systems is subjet to their satisfactory with the completion of the first phase.

                              ORGANITECH USA, INC.
                          (A DEVELOPMENT STAGE COMPANY)
     NOTES TO CONDENSED UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

NOTE 4 - CONTINGENCIES, COMMITMENTS AND LIENS ON ASSETS (CONTINUED)

     L.   LIABILITIES SECURED BY LIEN ON ASSETS

          To secure the Company's liability to third party financial institution, at the amount of U.S.$ 16,639, as of September 30, 2004, the Company pledged on behalf of the third party financial institution, with a first and fixed lien on 6 of the Company's vehicles, with depreciated cost of U.S.$ 42,449 at September 30, 2004.


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

     (8) On August 1, 2004 the company and Mr. Lavie agreed that Mr. Lavie invest U.S.$ 25,000 in the Company in respect to the issuance of 100,000 shares of common stock, at a price of U.S.$ 0.25 per share.

     (9)  TREASURY STOCK

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

     (10) PRIVATE PLACEMENT

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

          (5) The investor will be entitled to management fees equivalent to the salary cost of the Company's CEO - approximately U.S.$ 8,000 per month.

          On October 8, 2002 the Company delivered to an escrow agent 5,500,000 shares of the common stock to be registered on the name of the investor and transfer to the investor based upon actual payment of their purchase price.

          On May 27, 2003, the Company and the investor signed an "End of Commitments Agreement", whereby:

          (1) For the amount of U.S.$ 225,000 that was paid by the investor during 2002, the Company agreed to instruct the escrow agent to transfer to the investor a total of 618,812 shares of common stock (for the amount of U.S.$ 100,000 the Company recorded issuance of 275,000 shares of common stock on October 2002 and for the amount of U.S.$ 125,000 the Company recorded issuance of 343,812 shares of common stock on May 2003), out of the 5,500,000 shares held by the escrow agent, representing an applicable purchase price of U.S.$ 0.3636 per share.

          (2) For management services and other payments made by the investor on behalf of the Company equal to U.S.$ 143,000, the Company agreed to instruct the escrow agent to transfer to the investor a total of 794,444 shares of common stock (the Company instructed the escrow agent to transfer to the investor a total of 143,009 shares of common stock on May 20, 2003 and 651,435 shares of common stock on Jun 20, 2003), out of the 5,500,000 shares held by the escrow agent, representing an applicable purchase price of U.S.$ 0.18 per share

          (3) The investor agreed to exercise the option to purchase 188,179 shares of common stock at an exercise price of U.S.$ 0.0001 per share, and the Company agreed to instruct the escrow agent to transfer to the investor a total of 188,179 shares of common stock, out of the 5,500,000 shares held by the escrow agent.

          (4) The option to purchase 46,242 shares of common stock at an exercise price of U.S.$ 1 per share will remain outstanding.

                              ORGANITECH USA, INC.
                          (A DEVELOPMENT STAGE COMPANY)
     NOTES TO CONDENSED UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

NOTE 5 - SHARE CAPITAL (CONTINUED)

     (10) PRIVATE PLACEMENT (CONTINUED)

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

          (11) On October 10, 2003, the investor and the Company signed an amendment to the End of Commitments Agreement that extended the dates above mentioned.

               The investor reserve the right to purchase additional 2,750,000 shares based on agreed upon price per share of common stock as follows:

               (a) U.S.$ 0.18 per share for purchases made prior to December 31, 2003.

               (b) U.S.$ 0.40 per share for purchases that will be made on January 1, 2004 through September 30, 2004.

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

          As of September 30, 2004 the investor has accrued U.S.$ 44,000 for management fees, which are convertible into 304,391 of the Company's common shares.

     (11) In November 2003 the Company issued 463,263 shares of common stock to Mr Ohad Hessel, who exercised options that were granted to him on December 23, 1999.

                              ORGANITECH USA, INC.
                          (A DEVELOPMENT STAGE COMPANY)
     NOTES TO CONDENSED UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

NOTE 5 - SHARE CAPITAL (CONTINUED)

     (12) EQUITY AGREEMENT

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

                              ORGANITECH USA, INC.
                          (A DEVELOPMENT STAGE COMPANY)
     NOTES TO CONDENSED UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

NOTE 5 - SHARE CAPITAL (CONTINUED)

     (13) Service and consulting agreements for share issuance

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

          (3) On October 13, 2003 the Company and MC Services AG ("MC") entered into advising and public relation service agreement which was approved by the Company's Board of Directors on October 27, 2003, for a period of ten months commencing November 1, 2003 at the cost of U.S.$. 155,875 (include premium of U.S. $ 8,375).

               The Company had the right to pay in cash or provide full tradable shares of common stock at price computed as the 20 days average closing share price of the months prior to the period in which the services rendered, limited to U.S.$ 0.30 per share.

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

GROWTECH - 2500
The Company's principal product is the GROWTECH 2500, an automated machine using the technology developed by the company and combining it with a greenhouse structure that enables the growth of leafy vegetables in a highly economically, clean surrounding, making optimal use of resources such as water, labor and land. The vegetables are, naturally, pesticides free and enjoy extended shelf-life. 3 GT-2500 machines were already installed and are currently operating successfully.

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

     o Finalizing the installation of the 2 systems in Israel and in at least 2 more locations in the world, including new customers and repeat orders.

     o Continue research on the development of new platforms by migration of its existing technologies to new applications;

     o Improve the operational characteristics of the GrowTech 2000 and GrowTech 2500 and the PhytoChamber;

     o    Research new potential markets and opportunities.

We plan to complete our project in Singapore, commonly with out Singaporean partner, Agronaut PTE. Ltd. In order to fund this activity in Singapore, OrganiTech and Agronaut have received approval for financing from the Singapore-Israel Industrial Research and Development Foundation ("SIIRDF"). SIIRDF is funding 40% of the research and development expenses incurred in connection with the development of a commercial version of the GrowTech, up to a maximum amount of U.S. $ 421,359. OrganiTech has received final approval from the SIIRDF for the funding project.

We intend to hire some new professional personnel in order to perform Research and Development in several fields. We have been using our new facility in Yoqneam in order to execute new experiments in both Agronomy and Mechanics. We believe that such work would enable us to achieve our goals in the Research and Development field, both in new areas and in already existing fields.

Additionally, we plan to increase our involvement with our business activities in Europe, and especially in Scandinavia through the setting up and the marketing of a GrowTech(TM) 2000 Farm in Finland, through a joint venture with a Finish Partner. In order to fund this activity in Finland, we have with our Finish partner applied for financing from the European Community Organizations.

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

OrganiTech and Van Dijk Nurseries Ltd. signed an agreement for the purchase of initially two units of OrganiTech's new automated floating hydroponics platform
- the GrowTech(TM) 2500 with the explicit purpose of cultivating large quantities of pesticide-free hydroponics lettuce and other leafy vegetables. The agreement foresees that both parties will have the option to extend the duration of their collaboration beyond 2007 and increase the volume of GrowTech(TM) 2500 installations on the British Isles to up to fifty units.

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

On November 14, 2004 the company received the signed customer acceptance letter. The company will record this sale of U.S.$ 319,721 in its forth quarter reporting. As of September 30, 2004 OrganiTech accumulated costs at the amount of U.S.$ 251,750 for the GrowTech(TM) 2500 system installed at Van Dijk site.

ORGANITECH FINLAND

On October 19, 2003, the Company entered into partnership agreement with third party for the incorporation of OrganiTech Finland, a company to be registered under Finland law, to be held at 51% by the Company. OrganiTech Finland will be engaged with the setting of a farm in Finland, for the growing and marketing of Hydrophonic fresh vegetable. The parties committed to invest in OrganiTech Finland 70,000 EURO, each, in cash or in cash equivalents, and to appoint one representative each for the management of OrganiTech Finland, so all decisions will be taken by the management of OrganiTech Finland unanimously.

As of September 30, 2004, negotiations are still going on between the sides, regarding the setting up of the Company, as well as for the possible purchase of GrowTech-2000 machines to Finland.

FIRST BIO-TECH ORDER

OrganiTech had received on October 7th, 2004, its first purchase order for the Bio - Tech system based on the GrowTech(TM) 2000 and the PhytoChamber(TM). The order is from a very respected, government supported, Germen R&D institute and the company expects delivery of the system within 2004. The order value is about Euro 120,000.

The company considers this sale to be an important achievement, as a pioneer sale in one of the most promising markets the company is aiming to, the Bio-Tech market resembles the future of the Bio and Pharmaceutical industry on numerous applications world wide, a market in which the company intends to play a major role in.

ORGANITECH SALES IN ISRAEL

On September 28th, 2004 OrganiTech signed a sale agreement with a new Israeli customer, for the sale of two GrowTech(TM)2500 systems for $288,000 plus VAT and minus the cost of the greenhouse facility if it would be provided by the customer.

OrganiTech had represented to this customer that except of existing customers there are no other permitted users in Israel of the GrowTech(TM) technology.

As of September 30th, 2004, the greenhouse construction had started and the first payment (25%) received during October 2004 from the customer.

FIRST REPEAT ORDER

On October 29th, 2004, OrganiTech signed an agreement with another Israeli customer, (Eilat) for the sale of 10 GrowTech(TM) 2500 systems for the selling price of $ 1,240,000 plus VAT. This order comes after Eilat is operating one GrowTech(TM) 2500 system for over a year with great success.

The first part of the order is for three GrowTech(TM) 2500 systems for $ 400,000. After satisfactory operation of the 3 systems the additional 7 systems will be purchased for the sum of $ 840,000.

For additional details of the agreement with this customer please refer to:
DISTRIBUTION AND MARKETING AGREEMENTS - Israel, below.

The company considers this sale as a very important mile-stone demonstrating the performance of the system and the economic value it generates to its customers.


LIQUIDITY AND CAPITAL RESOURCES

1.   B.L.M. N.V.

On June 16th, 2002, the Company entered into a private placement agreement with third party ("investor"), with respect to the issuance of 5,500,000 shares of common stock, at a price of U.S.$. 0.363 per share, and granting to the investor option to purchase 188,179 shares of common stock at an exercise price of U.S.$
0.0001 per share; and 46,242 shares of common stock at an exercise price of U.S.$ 1 per share; represent after giving effect to their issuance 33.1/3 % of the Company's outstanding share capital on a fully diluted basis. On June 16, 2002, the Company and the investor signed on amended schedule to the private placement agreement, whereby:

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

On October 8, 2002 the Company delivered to an escrow agent 5,500,000 shares of the common stock to be registered on the name of the investor to be transferred to the investor based upon actual payment of their purchase price.

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

     (b) U.S.$ 0.40 for investments that will be made on October 11, 2003 through December 31, 2004.

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

As of September 30, 2004, pursuant to the End of Commitment Agreement, the Company instructed the escrow agent to transfer a total of 4,950,000 shares of common stock to B.L.M. N.V. whereas 550,000 shares are still held by the escrow agent

2.   DUTCHESS LLC

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

The Company shall automatically withdraw that portion of the put notice amount, if the market price with respect to that put does not meet the minimum acceptable price, which is equal to 75% of the closing "best bid" price of the common stock for the 10 trading days prior to the put date.

However, no assurance can be given that the terms and conditions of the term sheet will not be changed or that such offering will be completed.

3.   SH. A. GALI LTD.

On June 14, 2004 the Company singed a loan agreement with Sh.A.Gali Ltd. ("Gali"), a company under the control of Simon Zenaty, see Note 4 H where by Gali granted to the Company a convertible loan of U.S.$ 100,000 to be repaid in one installment following of 12 months from the granting date. The Loan bear an annual interest of U.S.$ Libor +3 % to be repaid with the principle. Under the Loan agreement the Company committed issue to Gali following 12 month from the date of granting the loan, 200,000 shares of common stock of the Company for the par value of the shares.

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


DISTRIBUTION AND MARKETING AGREEMENTS:

ISRAEL

A.T.A. Nehar Hayarden LTD. - exclusivity in Israel

In December 2002, the Company entered into a cooperation agreement with a major grower and exporter of herbs to Europe. OrganiTech has signed an agency agreement with A.T.A. Nehar Hayarden LTD., a company that is 33.3% owned by OrganiTech. The agency agreement grants Nehar Hayarden with the exclusive rights to sell OrganiTech's machines in Israel.

A.T.A. Nehar Hayarden had signed an agreement for the supplying of one GrowTech(TM) 2500 machine in Eilat, Israel, which has been fully produced and installed by OrganiTech during the third quarter of 2003.

On December 31, 2003, OrganiTech signed agreements with both its partners in A.T.A. Nehar Hayarden Ltd - Mr. Tzion Levy and Ziv Electronic systems Ltd, which determine that: Ziv Electronic systems Ltd. And Tzion Levy will sell all their shares in A.T.A. Nehar Hayarden Ltd. To the OrganiTech.for the price of 1 NIS. See section "Related Parties" for the full details of the above mentioned agreement.

OrganiTech is finalizing these days the share transfer procedures and is about to become the sole shareholder of A.T.A. Nehar Hayarden Ltd.


GUSH EILAT 2004 Ltd. - No sale commitment

OrganiTech had committed to Gush Eilat 2004 Ltd. (see first repeat order above) not to sell additional systems in Israel (except to existing customers as of the date of the agreement that will make repeat orders) provided fulfillment of conditions as follows:

     o First Period - The commitment is valid for 12 months from the date of operating the systems.

     o Second Period - If Gush Eilat will order additional 2 GrowTech(TM) 2500 systems out of the additional 7 systems agreed during 12 months (the first period), the commitment period will be extended for another 6 months.

     o Third Period - If Gush Eilat will order additional 5 GrowTech(TM) 2500 systems out of the additional 7 systems agreed during 18 months period commencing on the date of operating the first three systems (first and second periods), the commitment period will be extended for another 12 months from the end of the second period.

     o If Gush Eilat will order additional 20 GrowTech(TM) 2500 systems during 36 months period commencing October 29th, 2004, the commitment period will be extended for another 24 months from the end of the third period

If Gush Eilat does not order additional systems from OrganiTech, this no sales commitment is void with-out penalty to the parties.

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

In April 2003, the Company issued the 800,000 shares with accordance to the agreement, of which 600,000 are held by Agronaut, after providing proofs for the expenses of 600,000 $US on marketing by Agronaut, and 200,000 shares are still held by the Company until sufficient proof will be supplied by Agronaut as for the expenses of further $US 200,000 paid by Agraonaut.


THE BRITISH ISLES

On January 15, 2004, OrganiTech had signed an Agreement with Van-Dijk Nurseries Ltd, part of the Keelings group for the selling and setting up of GT-2500 machines in Ireland, for a total of 258,000 EURO. As a part of this Agreement, OrganiTech granted the Keelings Group the exclusive rights to market and sell OrganiTech's products in the British Isles under the following terms:

     1. OrganiTech granted Van Dijk Nurseries the exclusive rights to sell OrganiTech's systems in the British Isles for a period of 2 years from the signing of the Purchase Agreement (until January 14, 2006)

     2. In the case that Van Dijk Nurseries will place orders for further 8 units of GT-2500 systems by or before January 14 2006, OrganiTech will extend Van Dijk Nurseries exclusive rights for a period of another 24 months (until January 14 2007)

     3. In the event that Van Dijk Nurseries will place orders for an additional amount of 10 systems by or before January 14 2007, OrganiTech will extend the exclusive rights given to Van Dijk by another 12 months (until January 14 2009)

     4. In the case that Van Dijk purchase 10 GT-2500 systems from OrganiTech, OrganiTech will grant Van Dijk the exclusive rights to sell OrganiTech's systems in IRELAND for a period of 25 years from the date of the installation of the 10th system.

     5. In the case that Van Dijk purchases 50 GT-2500 systems from OrganiTech, OrganiTech will grant Van Dijk the exclusive rights to sell OrganiTech's systems in BRITISH ISLES for a period of 25 years from the date of the installation of the 50th system.


RELATED PARTIES

     1. A.T.A. JORDAN VALLEY LTD. (A.T.A. NEHAR HAYARDEN LTD.)

On December 31, 2003, OrganiTech signed agreements with both its partners in A.T.A. Nehar Hayarden Ltd - Mr. Tzion Levy and Ziv Electronic systems Ltd, that determine as follows:

     1. Ziv Electronic systems Ltd. And Tzion Levy will sell all their shares in A.T.A. Nehar Hayarden Ltd. to OrganiTech for the price of 1 NIS.

     2. A.T.A. Nehar Hayarden will pay Tzion Levy and Ziv Electronic Systems Ltd. Their Shareholders loan worth of 7,500 US$ Each.

     3. The sides will declare that they do not have any claims against each other in regard to the activities of A.T.A. Nehar Hayarden Ltd or to any other business relationship thereof.

     4. Levi Menahem's Farm, which on his property the GrowTech(TM) 2500 system was set up, will be entitled to use the system until December 31, 2004, for this usage he will pay the Company U.S.$ 23 per month.

     5. No later then September 30, 2004 Levi Menahem's farm obligated to notify OrganiTech Ltd. about his intentions regarding the purchase of that system.

     6. In the event that Levi Menahem farm will waive the purchase opportunity, OrganiTech Ltd. will be entitled to use the system on his property for another 5 years.

Following the execution of these agreements, OrganiTech will become the sole shareholder of A.T.A. Nehar Hayarden Ltd.

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

As of the date of this report, the Company has received U.S.$5,000 down payment by Ocean Culture Ltd. No transaction or activity was made between the sides during the fiscal year 2003, and the three Quarters of 2004.


OTHER AGREEMENTS

1.   MEMORANDUM OF UNDERSTANDING WITH NETAFIM (A.C.S.) LTD.

On July 17, 2003, the Company and OrganiTech Ltd signed a memorandum of understanding ("MOU") with Netafim (A.C.S) Ltd. a cooperative society incorporated under the laws of the State of Israel ("Netafim"). Netafim is a worldwide agricultural company, being among the market leaders in marketing and setting of agricultural projects, as well as greenhouse technology and water solutions. Thus, Netafim is the ideal partner for the Company in terms of marketing its products and providing after-sale services. The MOU sets forth the following principles:

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

In the event that the operations of OrganiTech will require funding in addition to Netafim's Capital ("Working Capital"), the Company and Netafim will contribute the Working Capital pro-rata to their holdings in OrganiTech, and any such contribution shall constitute a shareholder's loan. A party that fails to provide its pro-rata additional contribution within 6 months and from the call date shall have its holding of OrganiTech shares diluted.

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

ON DECEMBER 31, 2003, THE MOU BETWEEN THE COMPANY AND NETAFIN HAD EXPIRED. NEGOTIATIONS BETWEEN THE SIDES FOR FURTHER COOPERATION HAD NOT CEASED.

2.   MC-SERVICES AG

On October 13, 2003, The Company signed a Service Agreement with MC Services, AG concerning advising and public relations services. The main terms of the agreement are as follows:

     1. The initial program as detailed in the agreement will start from November 1 2003 and last for 10 months. The fee budget for these ten months will be at U.S.$.147,500. Payments are due each two months, upfront. MC Services will receive payments for work carried on in the last two months of 2003 before or at the latest on November 15, 2003.

     2. The Company may choose to pay in cash or provide shares on the 15th of each second month. The company should announce the chosen way of payment 10 working days prior to the redefined date of payment.

     3. The first upfront payment of November 15, 2003 amounts to U.S. $ 33.500 plus a 25% premium. The number of shares to be paid amounts to 139,583 shares.

     4. For the following upfront payments and in case that the 20 days average closing price of the share prior to any of this payments will be lower than US$ 0.30, the number of shares will be calculated by dividing the amount to be paid by U.S.$0.30 and this will be the "minimum share price" for these payments.

As of September 30, 2004, the Company issued a total of 519,583 shares to be granted to MC-Services with accordance to the Agreement

3.   HAGGAI RAVID

On October 1st, 2003, The Company signed a consulting Agreement with Mr. Haggai Ravid, based on the following principles:

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

Based upon that evaluation, such officers concluded that, as of September 30, 2004 OrganiTech's disclosure controls and procedures are adequate and designed to ensure that material information relating to OrganiTech and its consolidated subsidiaries would be made known to them by others within those entities.

During the fiscal quarter ended September 30th, 2004, there were no significant changes in OrganiTech's internal control over financial reporting or, to the knowledge of OrganiTech, in other factors that have materially affected, or are reasonably likely to materially affect, such control.




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

                                      ORGANITECH USA, INC.


Date: November 22, 2004               BY: /S/ LIOR HESSEL
                                      -------------------
                                      Lior Hessel
                                      President and Chief Executive Officer


Dated: November 22, 2004              BY: /S/ Omri Rothman
                                      ---------------------
                                      Omri Rothman, CPA.
                                      Chief Financial Officer

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



     Date:  November 22, 2004
     Lior Hessel
     President and Chief Executive Officer

                                 CERTIFICATIONS



I, Omri Rothman, Acting Chief Financial Officer, certify that:

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




Date:  November 22, 2004


                                            ------------------------------
                                            Omri Rothman, CPA.
                                            Chief Financial Officer

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the quarterly report on Form 10-QSB of OrganiTech USA, Inc. (the "Company") for the fiscal quarter ended September 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "report"), the undersigned, Omri RothmanCPA., Acting Chief Financial Officer of the Company, certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the report fairly presents, in all material respects, the financial condition and result of operations of the Company.




November 22, 2004


                                            ------------------------------
                                            Omri Rothman, CPA.
                                            Chief Financial Officer

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002




     In connection with the quarterly report on Form 10-QSB of OrganiTech USA, Inc. (the "Company") for the fiscal quarter ended September 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "report"), the undersigned, Lior Hessel, Director, President and Chief Executive Officer of the Company, certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 that:

     (1) The report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the report fairly presents, in all material respects, the financial condition and result of operations of the Company.




November 22, 2004




                                                    -----------------------
                                                    Lior Hessel
                                                    Director, President and
                                                    Chief Executive Officer