Form 10QSB/A
period 2004-03-31
ORGANITECH USA INC
filed 2005-07-25
CIK 832810

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  Form 10-QSB/A
                                (Amendment No. 1)



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

This report was not reviewed by our independent registered public accounting firm prior to its filing with the Securities and Exchange Commission.

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