Form 10KSB/A
period 2003-12-31
ORGANITECH USA INC
filed 2005-08-23
CIK 832810

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

                               Yes [X]     No [_]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-KSB or any amendment to this Form 10-KSB. [X]

     The issuer's revenue for the fiscal year ending December 31, 2003 was: $0 The aggregate market value of the registrant's voting and non-voting common equity held by non-affiliates of the registrant as of February 28, 2004 was $6,345,786 based upon the average of the bid and asked price of the registrant's common stock.

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

The Company is presently and primarily engaged through its wholly-owned subsidiary, OrganiTech, Ltd., an Israeli corporation ("OrganiTech"), in the development and production of technologies, platforms, and applied engineering solutions that cost effectively and completely automate the method by which many foods, plants, and extracts are cultivated. Since its formation, OrganiTech has been developing its first proprietary solution, the GrowTech 2000TM ("GrowTech or GT-2000"), which is a low input-high output, self-contained, portable, robotic, sustainable agricultural platform designed to automatically seed, transplant and harvest commercial quantities of hydroponic, pesticide free, green leaf vegetables. OrganiTech had received U.S. patents for the GrowTech 2000 which should provide the company with a strong advantage over its competitors and enable the Company to increase its research and development efforts of integrating the technologies of the GrowTech 2000 into new platforms.

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

In the last quarter of 2003, the Company was in the process of moving from the development stage into the commercial, independent stage. The Company received orders for sales of approximately $400,000.

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

As of December 31, 2003, the Company had total cash and cash equivalents of $46,747. During 2005, the Company had succeeded in entering new markets, the sale of the GrowTech 2500 platforms and the obtaining of additional external sources of financing. As of June 30, 2005, the management believes that the Company will have sufficient cash to satisfy its operational and developmental requirements over the ensuing 12 month period.

A.   B.L.M. N.V. INVESTMENT

On June 16, 2002, the Company entered into a Securities Purchase Agreement with B.L.M. N.V., a Belgium company ("BLM"), with respect to the issuance of 5,500,000 shares of the Company's common stock to BLM at a price of $0.363 per share and the granting to BLM of options to purchase 188,179 shares of common stock at an exercise price of $0.0001 per share and 46,242 shares of common stock at an exercise price of $1 per share, representing in the aggregate 33-1/3 % of the Company's outstanding share capital on a fully diluted basis.

The Securities Purchase Agreement, as amended, provides that:

(1) The aggregate proceed of $2 million shall be paid to the Company by BLM commencing in August 2002.

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

On May 27, 2003, The Company signed an "End of Commitments Agreement" with B.L.M., whereby:

(1) For the amount of $225,000 that was paid by B.L.M., The Company agreed to instruct the escrow agent to transfer to B.L.M. a total of 618,812 shares of common stock, out of the 5,500,000 shares held by the escrow agent, representing an applicable purchase price of $0.3636 per share.

(2) For management services and other payments made by B.L.M. on the Company's behalf equal to $143,000, the Company agreed to instruct the escrow agent to transfer to B.L.M. a total of 794,444 shares of common stock, out of the 5,500,000 shares held by the escrow agent, representing an applicable purchase price of $0.18 per share.

(3) B.L.M. agreed to exercise the option to purchase 188,179 shares of common stock at an exercise price of $0.0001 per share, and the Company agreed to instruct the escrow agent to transfer to B.L.M. a total of 188,179 shares of common stock, out of the 5,500,000 shares held by the escrow agent.

(4) The option to purchase 46,242 shares of common stock at an exercise price of $1 per share will remain outstanding.

(5) B.L.M. reserves the right to purchase the Company's shares, based on agreed upon price per share of common stock as follows:

     (a)  $0.18 for investments that will be made prior to October 10, 2003.

     (b) $0.40 for investments that will be made on October 11, 2003 through December 31, 2003.

(6) OrganiTech shall have the right to terminate the agreement with B.L.M. for any reason with prior written notice of 10 days.

(7) B.L.M. will be entitled to management fees equivalent to a cost of $4,000 per month.

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

On October 10, 2003, the sides signed an amendment to the End of Commitments Agreement that extended the date's abovementioned as follows:

B.L.M. reserves the right to purchase an additional 2,750,000 shares based on agreed upon price per share of common stock as follows:

(a)  $0.18 per share for purchases made prior to December 31, 2003.

(b) $0.40 per share for purchases that will be made on January 1, 2004 through September 30, 2004.

On November 4, 2003, pursuant to the amended End of Commitment Agreement, the Company instructed the escrow agent to transfer 1,100,000 shares of common stock to B.L.M

As of December 31, 2003, pursuant to the End of Commitment Agreement, the Company instructed the escrow agent to transfer a total of 3,850,000 shares of common stock to B.L.M

B.   DUTCHESS PRIVATE EQUITIES FUND, L.P.

On November 29, 2003, the Company entered into an Equity Line Agreement with Dutchess Private Equities Fund, LP whereby Dutchess will purchase up to $5,000,000 of the Company's common stock over the course of 36 months, after the registration statement has been declared effective by the U.S. Securities and Exchange Commission. The filing of the SB-2 was executed on December 27, 2003.

The Investment Agreement provides that, following notice to Dutchess, the Company may put to Dutchess up to $5 million in shares of our common stock for a purchase price equal to 94% of the lowest closing bid price on the Over-the-Counter Bulletin Board of our common stock during the five day period following that notice. The number of shares that the Company will be permitted to put pursuant to the Investment Agreement will be either: (A) 200% of the average daily volume in the U.S. market of the common stock for the 10 trading days prior to the notice of the Company's put, multiplied by the average of the three daily closing bid prices immediately preceding the date of the put, or (B) $10,000 No single put can exceed $1,000,000.

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

Management is of the opinion that there is no assurance that the terms and conditions of the Equity Line will not be changed or that such offering will be completed.

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

AGRICULTURAL EQUIPMENT INDUSTRY OVERVIEW

By 2030, the world's population is projected to reach an estimated 8 billion people - approximately 2 billion more than today. Additionally, during the next 50 years, worldwide demand for grain is expected to triple as the amount of arable land decreases by one half, according to scientists. Advances in technology are expected to continue to assist producers in increasing their overall productivity in the 21st century. Today, many of the largest agricultural equipment providers have begun to offer new precision farming technologies such as yield mapping systems that reduce inputs and raise field productivity.

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

Representing the Company's first proprietary platform solution, the GrowTech utilizes advanced hydroponic systems, growth lighting systems, environmental control systems, revolutionary robotics, and computer technologies including proprietary farming software, to fully automate the entire cultivation process:
Seeding - Germination - Growing - Harvesting. Additionally, the platform utilizes a real-time, closed loop, servo-control system (a mechanical and electronic control system for moving motors and actuators to a desired location) that is managed by a local area network architecture consisting of ten microprocessors per machine, thus allowing for the management of one or multiplefield units.

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

In 2003, OrganiTech introduced the GrowTech 2500(TM), a variation of the GrowTech system that is designed for environments in which solar energy and sunlight are readily available to replace more expensive energy sources, thereby reducing the operating costs of the system. OrganiTech has received orders to purchase and install GrowTech 2500 machines in 2 different sites in Israel, as well as in Ireland, for a total amount of $480,000.

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

ISRAELI AGREEMENTS

In 2001, OrganiTech received approval for a grant from the Chief Scientist of the Israeli Ministry of Commerce (the "Chief Scientist") to work with the Weitzman Institute's Magnaton program for the development of a breeding program for miniature tomatoes that can be adapted to the GrowTech system. The Chief Scientist agreed to fund 66% of the research and development expenses incurred for this program, subject to a maximum amount of approximately $85,000. The first year of the program was successfully completed and in 2002 OrganiTech received an approval from the Chief Scientist for the second year of the program with a budget of $75,000 to be sponsored by the Chief Scientist.

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

On December 31, 2003, OrganiTech signed agreements with both its partners - Mr. Tzion Levy and Ziv Electronic systems Ltd, that determine as follows:

1. Ziv Electronic systems Ltd. And Tzion Levy will sell all their shares in A.T.A. Nehar Hayarden Ltd. To the OrganiTech for the price of 1 NIS (New Israeli Shekel).

2. A.T.A. Nehar Hayarden will pay Tzion Levy and Ziv Electronic Systems Ltd. Their Shareholders loan worth of $7,500 each.

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

SOUTH-EAST ASIAN AGREEMENTS

In 2001, OrganiTech sold two beta versions of the GrowTech system to Agronaut PTE, a Singapore company, for a purchase price of $100,000. Agronaut agreed to purchase an additional 15 GrowTech systems for the exclusive sale and distribution of the GrowTech in Singapore, provided that the GrowTech met satisfactory production levels after an experimental period. If Agronaut is not satisfied with the two initial systems, it will be released from its obligations to purchase additional machines; it will return the beta versions of the GrowTech and OrganiTech will refund $75,000 to Agronaut. The sides are on going in the project, and the Beta machines were upgraded in 2003.

In addition, in 2001, OrganiTech received approval for financing from the Singapore-Israel Industrial Research and Development Foundation ("SIIRDF") in the maximum amount of $421,359 for the funding of the development of an updated commercial version of the GrowTech in partnership with Agronaut. SIIRDF will participate in 40% of the research and development expenses incurred up to the maximum amount of the grant. In November 2001, OrganiTech received $126,000 from SIIRDF. During 2002, OrganiTech received an additional $126,000 from the SIIRDF. In connection with this relationship, OrganiTech, together with Agronaut, is required to pay SIIRDF royalties ranging from 1.5% to 2.5% of the sales of products developed from the grants received from SIIRDF, such amount not to exceed the total amount of grants received from SIIRDF.

In August, 2002, OrganiTech entered into a further agreement with Agronaut pursuant to which Agronaut has been granted the exclusive rights to sell GrowTech systems in Singapore, Korea, Taiwan and certain other countries in South East Asia, provided that, Agronaut meets certain minimum sales commitments. The agreement is for an initial term of 6 years, to be renewed every year if Agronaut meets certain conditions set forth in the agreement. Agronaut has also committed to invest at least $800,000 in marketing efforts in the Far East, in exchange for the issuance to it of 800,000 shares of the Company's common stock.

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

OrganiTech has received from the Israeli Government, through the Chief Scientist, certain research and development grants. As a condition to its participation in the funding program of the Chief Scientist, OrganiTech may not transfer the technologies developed using such funds or manufacture its products outside of Israel without the consent of the Chief Scientist. Moreover, the Chief Scientist grant programs as currently in effect require OrganiTech to comply with various conditions in order for OrganiTech to continue to be eligible for participation. Also, OrganiTech is required to pay royalties to the Chief Scientist in the amount ranging from 3% to 5% of sales from products developed from the grants received from the Chief Scientist, which could cause an increase in OrganiTech's operating expenses. OrganiTech anticipates that for so long as such grants continue to be available, it will likely seek from time to time to utilize such grants.

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

The entitlement to the above benefits under the Approved Enterprise is conditional upon OrganiTech's fulfilling the conditions stipulated by the law, regulations published thereunder and the instruments of approval for the specific investment in the Approved Enterprise, including, but not limited to making investments in fixed assets in the approximate amount of 40% of $1,335,000 by April 2004. In the event of failure to comply with this condition, the benefits may be canceled and OrganiTech may be required to refund the amount of the benefits previously received, in whole or in part, with the addition of linkage differences and interest. The Company has made efforts in meeting the condition mentioned above. Specifically, as of December 2003, the Company has invested $164,955 in fixed assets.


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

During fiscal year 2003, OrganiTech spent $346,067 on research and development expenses, of which $45,443 was funded by a customer and governmental agencies from whom OrganiTech has received grants. The Company and OrganiTech believe that technologies incorporated in the GrowTech are potentially extendable to the development of a number of other potential applications. These include: cultivation of pharmaceutical plants, herbs, spices, fruits, and flowers; seedling and transplant propagation; and assisting biotechnology companies in fields such as molecular farming, transgenic engineering, nutraceutical cultivation, and phytoremediation applications.


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

Further, under several agreements entered into between 1999 and the end of 2001 with the Chief Scientist, OrganiTech is required to pay royalties to the Government of Israel ranging from 3% to 5% of the sales of products developed with grants from the Chief Scientist, such royalties not to exceed the total amounts of grants received from the Chief Scientist.

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

PRINCIPAL SUPPLIERS

During fiscal year 2003, the Company's expenses for raw materials, equipment and expenses related to subcontractors were $57,451 which represents 17% of the Company's gross research and development expenses. The Company does not work with one main supplier.

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


ITEM 3. LEGAL PROCEEDINGS

As of December 31, 2003, to the knowledge of the Company and OrganiTech, there was no material litigation pending or threatened against the Company or OrganiTech, or their respective officers and directors in their capacities as such, nor are there any material legal or administrative proceedings to which the Company, OrganiTech or their respective officers and directors, as such, were a party.


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

The following table sets forth the range of the high and low bid information (as provided by the National Association of Securities Dealers) of the Company's common stock for each quarterly period within the past two fiscal years:



                                            BID PRICES
                                   -----------------------------
PERIOD                                 LOW              HIGH
----------------------------       ------------     ------------

First Quarter 2000                     $1.25            $1.25
Second Quarter 2000                    $1.25            $1.25
Third Quarter 2000                     $8.875           $8.875
Fourth Quarter 2000                    $8.25            $8.25

First Quarter 2001                     $8.00            $8.5
Second Quarter 2001                    $2.25            $8.00
Third Quarter  2001                    $2.25            $6.20
Fourth Quarter 2001                    $0.55            $2.25

First Quarter 2002                     $0.23            $1.01
Second Quarter 2002                    $0.16            $1.03
Third Quarter  2002                    $0.07            $0.51
Fourth Quarter 2002                    $0.12            $0.51

First Quarter 2003                     $0.15            $0.50
Second Quarter 2003                    $0.18            $0.38
Third Quarter  2003                    $0.13            $0.20
Fourth Quarter 2003                    $0.15            $0.55


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

1. In July 1999, OrganiTech sold 4,790,000 shares of common stock of OrganiTech at a purchase price of approximately $0.00004 per share. OrganiTech received proceeds from this sale in the amount of $169.

2. In October 1999, OrganiTech sold 684,000 shares of common stock at a purchase price of approximately $0.03 per share. OrganiTech received proceeds from this sale in the amount of $21,000.

3. In October 1999, OrganiTech sold 489,000 shares of common stock at a purchase price of approximately $0.19 per share. OrganiTech received proceeds from this sale in the amount of $93,440.

4. In April 2000, OrganiTech sold 684,000 shares of common stock at a purchase price of approximately $0.08 per share. OrganiTech received proceeds from this sale in the amount of $55,544.

5. In June 2000, OrganiTech sold 853,000 shares of preferred stock at a purchase price of approximately $1.14 per share. OrganiTech received proceeds from this sale in the amount of $973,000. These preferred shares were cancelled after giving effect to the transaction under the Share Exchange Agreement as described in the notes to the financial statements.

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

8. In January 2001, the Company issued 4,453,000 common shares at price of approximately $0.51 per share. The Company raised $2,266,000 from the sale of these common shares.

9. On June 16, 2002, the Company entered into a securities purchase agreement with B.L.M. N.V., a Belgium company, with respect to the issuance of 5,500,000 shares of common stock to BLM at a price of $0.363 per share and the granting to BLM of options to purchase 188,179 shares of common stock at an exercise price of $0.0001 per share and 46,242 shares of common stock at an exercise price of $1 per share, representing 33-1/3 % of the Company's outstanding share capital on a fully diluted basis. On May 27, 2003, the sides signed an "End of Commitments" Agreement, as described above. As of April 30, 2004, B.L.M. holds 4,950,000 shares, whereas 550,000 shares are still held by the escrow agent.

10. On November 2003, pursuant to a consultant and service Agreement signed with MC-Services AG On October 13, 2003, the Company issued 519,583 common shares at the price of $0.30 per share.

11. In November 2003, pursuant to a consultant Agreement signed with Mr. Haggai Ravid, on October 1, 2003, the Company issued 550,000 shares to Mr. Ravid at a price of $0.20 per share.

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


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

The disclosure and analysis in this amended Annual Report on Form 10-KSB of OrganiTech USA, Inc. (the "Company") contains some forward-looking statements concerning the Company's current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. They use words such as "anticipate," "estimate," "expect," "project," "intend," "plan," "believe," and other words and terms of similar meaning in connection with any discussion of future operating or financial performance. In particular, these include statements relating to the development of products, future revenues, capital expenditures, research and development expenditures, future financings and collaborations, personnel, manufacturing requirements and capabilities, and other statements regarding matters that are not historical facts or statements of current condition. Any or all of the forward-looking statements in this report may turn out to be wrong. They can be affected by inaccurate assumptions the Company might make or by known or unknown risks and uncertainties. Consequently, no forward-looking statement can be guaranteed. Actual future results may vary materially. The Company does not intend to update its forward-looking statements to reflect future events or developments.

BACKGROUND INFORMATION

In January 2001, the Company consummated an agreement with OrganiTech whereby the Company issued 7.5 million shares of stock to the shareholders of OrganiTech in exchange for all of the outstanding shares of OrganiTech not already owned by the Company. The 7.5 million shares of common stock issued by the Company to the selling shareholders of OrganiTech represented 67.57% of the voting common stock of the Company. Accordingly, the foregoing business combination is considered a reverse acquisition. As such, for accounting purposes, OrganiTech is considered to be the acquirer while the Company is considered to be the acquire. Therefore, the comparative figures set forth under this Item 6 are those of OrganiTech.

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

Commercial orders for GrowTech-2500 were made in December 2003 to Eilat, Israel, and to Ireland, for a total of approximately $400,000.

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

FINANCIAL DATA TABLE

The following table sets forth certain selected financial data with respect to the Company, and is qualified in its entirety by reference to the financial statements and the notes to the financial statements:

                           2003                   2002
                       ------------           ------------
Total Assets           $   522,667            $   497,715

Short-Term
Obligations            $   679,909            $   409,162

Net Sales              $         0            $         0

Net (Loss)             $(1,612,516)           $  (967,905)

Net (Loss) per
Common Share           $     (0.12)           $     (0.09)

Dividends per
Common Share           $         0            $         0


RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2003 COMPARED TO THE YEAR ENDED DECEMBER 31, 2002

For fiscal year 2003, the Company did not generate any revenues as compared with no revenues in fiscal 2002. The Company anticipates that it will generate revenues from the sale of GrowTech Systems in 2004 and has received orders for nearly $400,000 worth of GrowTech 2500 Systems for delivery in 2004.

For fiscal year 2003, the Company's operating expenses were $1,566,628 compared to $925,422 for fiscal year 2002. The increase in operating expenses in fiscal year 2003 was primarily due to an increase in selling and marketing expenses at the amount of $677,518 compared to fiscal year 2002. This increase refers to the marketing and distribution agreement with Agronaut for expenses of $600,000 in 2003. During fiscal 2003, the Company's net research and development expenses decreased to $346,067 from $368,303 in fiscal 2002 primarily as a result of a reduction in research and development activities due to a lack of funds and, to a lesser extent, as a result of an increase in third party grants for research and development.


For fiscal year 2003, the Company's net loss was $1,612,516 compared to $967,905 for fiscal year 2002. The increase in net loss resulted primarily from the increase in selling and marketing expenses.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES


As of December 31, 2003, the Company's cash and cash equivalents were $46,747 compared to $58,422 as of December 31, 2002. Net cash used in operating activities was $642,692. In 2003, the Company received $187,528 on account of the future issuance of shares of common stock.

During 2005, the Company had succeeded in entering new markets, the sale of the GrowTECH 2500 platforms and the obtaining of additional external sources of financing. As of June 30, 2005, management believes that the Company will have sufficient cash to satisfy its operational and developmental requirements over the ensuing 12 month period.

AGREEMENTS WITH INVESTORS, CONSULTANTS ETC.

B.L.M. N.V.

On June 16, 2002, the Company entered into a securities purchase agreement with B.L.M. N.V., a Belgium company, with respect to the issuance of 5,500,000 shares of the Company's common stock to BLM at a price of $0.363 per share and the granting to BLM of options to purchase 188,179 shares of common stock at an exercise price of $0.0001 per share and 46,242 shares of common stock at an exercise price of $1 per share, representing in the aggregate 33-1/3 % of the Company's outstanding share capital on a fully diluted basis.

The agreement, as amended, provides that:

(1) The aggregate proceed of $2 million shall be paid to the Company by BLM commencing in August 2002.

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

On May 27, 2003, The Company signed an "End of Commitments Agreement" with B.L.M., whereby:

1. For the amount of $225,000 that was paid by B.L.M., The Company agreed to instruct the escrow agent to transfer to B.L.M. a total of 618,812 shares of common stock, out of the 5,500,000 shares held by the escrow agent, representing an applicable purchase price of $0.3636 per share.

2. For management services and other payments made by B.L.M. on the Company's behalf equal to $143,000, the Company agreed to instruct the escrow agent to transfer to B.L.M. a total of 794,444 shares of common stock, out of the 5,500,000 shares held by the escrow agent, representing an applicable purchase price of $0.18 per share.

3. B.L.M. agreed to exercise the option to purchase 188,179 shares of common stock at an exercise price of $0.0001 per share, and the Company agreed to instruct the escrow agent to transfer to B.L.M. a total of 188,179 shares of common stock, out of the 5,500,000 shares held by the escrow agent.

4. The option to purchase 46,242 shares of common stock at an exercise price of $1 per share will remain outstanding.

5. B.L.M. reserves the right to purchase the Company's shares, based on agreed upon price per share of common stock as follows:

     (a)  $0.18 for investments that will be made prior to October 10, 2003.

     (b) $0.40 for investments that will be made on October 11, 2003 through December 31, 2003.

6. OrganiTech shall have the right to terminate the agreement with B.L.M. for any reason with prior written notice of 10 days.

7. B.L.M. will be entitled to management fees equivalent to a cost of $4,000 per month.

8. All previous agreements and understanding between the Company and B.L.M. are terminated.

9. On June 20, 2003, pursuant to the End of Commitment Agreement, the Company instructed the escrow agent to transfer a total of 186,065 shares of common stock to the investor.

10. On September 9, 2003, pursuant to the End of Commitment Agreement, the Company instructed the escrow agent to transfer a total of 962,500 shares of common stock to the investor.

On October 10, 2003, the sides signed an amendment to the End of Commitments Agreement that extended the date's abovementioned as follows:

B.L.M. reserves the right to purchase an additional 2,750,000 shares based on agreed upon price per share of common stock as follows:

(a)  $0.18 per share for purchases made prior to December 31, 2003.

(b) $0.40 per share for purchases that will be made on January 1, 2004 through September 30, 2004.

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

The Memorandum of Understanding sets forth the following principles:

In the First Period - (from execution of the Memorandum of Understanding to not later than December 31, 2003.)

     - Netafim will finance the activities of OrganiTech Ltd. until December 31, 2003 in the amount of $100,000 according to an agreed-upon business plan, detailed working plan and budget.

     - Upon execution of the Memorandum of Understanding and until December 31, 2003, Netafim will provide services as described in the memorandum of Understanding to OrganiTech at an agreed upon cost based on fair market value to be determined in accordance with Netafim's prices to other Netafim's affiliates.

     - In consideration for money paid by Netafim as well as the cost of the services provided by Netafim, OrganiTech Ltd. shall issue shares to Netafim, at a price per share based on the post-money valuation of $1,176,471, the Share Price, by not later than December 31, 2003.

     - Netafim will have full-ratchet anti-dilution protection if OrganiTech Ltd. will issue any shares or convertible securities at a price lower than the Share Price.

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

     - Netafim's right may be exercised at any time prior to December 31, 2003 at a price per share equal to the Share.

     - The Second Period Shares will be held in escrow by Netafim's independent lawyer to secure full payment of the price, which will not bear interest. The price will not be paid in cash but rather Netafim will provide services to OrganiTech in an aggregate amount of $500,000 (not including the cost of the services provided by Netafim during the First Period) by no later than December 31, 2006, as described in the Memorandum of Understanding. Each month, the escrow agent will release a corresponding proportion of the Second Period Shares to Netafim. Notwithstanding the foregoing, Netafim will have full voting control of the Second Period Shares, as long as Netafim does not default on the supply of the services.

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


SERVICE AGREEMENT WITH MC SERVICES,  AG

On October 13, 2003, The Company signed a Service Agreement with MC Services, AG concerning advising and public relations services. The main terms of the agreement are as follows:

1. The initial program as detailed in the agreement will start from November 1 2003 and last for 10 months. The fee budget for these ten months will be at $155,875 (include additional costs of $8,375). Payments are due each two months, upfront. MC Services will receive payments for work carried on in the last two months of 2003 before or at the latest on November 15, 2003.

2. The Company may choose to pay in cash or provide shares on the 15th of each second month. We should announce the chosen way of payment 10 working days prior to the predefined date of payment.

3. The first upfront payment of November 15, 2003 amounts to $33,500 plus a 25% premium. The number of shares to be paid amounts to 139,583 shares.

4. For the following upfront payments and in case that the 20 days average closing price of the share prior to any of this payments will be lower than $0.30, the number of shares will be calculated by dividing the amount to be paid by $0.30 and this will be the "minimum share price" for these payments.

On November 24, 2003, the Company issued a total of 519,583 shares to be granted to MC-Services for $155,875 in accordance to the Agreement.

HAGGAI RAVID

On October 1, 2003, The Company signed a consulting Agreement with Mr. Haggai Ravid, based on the following principles:

1.   The term of the Agreement will be 24 months.

2. Mr. Ravid will provide the Company with different consulting services in the regard to business opportunities, potential merges and acquisitions and business strategy.

3. The Company will issue Mr. Ravid 550,000 shares at a price of $0.20 per share for his services.

In October 2003, the Company issued 550,000 shares to Mr. Ravid for $110,000 in accordance to this Agreement.

EVENTS SUBSEQUENT TO DECEMBER 31, 2003

LOAN

On June 14, 2004, the Company signed a loan agreement with Sh.A.Gali Ltd. ("Gali"), a company under the control of a director, where by Gali granted to the Company a convertible loan of $100,000 to be repaid in one installment following of 12 months from the granting date. The Loan bears interest at Libor +3 %, to be paid with the principle. Under the Loan agreement the Company committed to issue to Gali following 12 months from the date of granting the loan, 200,000 shares of common stock of the Company as additional financing costs. In The event that Gali choose to convent the loan into an equity investment, the Company will issue Gali 454,455 shares of common stock equivalent to $100,000 computed based upon the fair market value of the Company shares of common stock determined at $0.22 per share. If the Company fails to repay the loan, Gali will be entitled to the issuance of shares of common stock equivalent to $200,000, computed based upon the fair market value of the company's shares of common stock, determined at $0.22 per share of common stock. On March 2005, pursuant to the above loan agreement, the Company issued 200,000 shares to Gali.

MAGNATON RESEARCH AND DEVELOPMENT PROGRAM

On May 11, 2004, Yeda Research and Development Ltd. ("Yeda") filed a lawsuit against OrganiTech Ltd. in the amount of $78,020 for the payment of services rendered by Yeda under the Magnaton Research and Development program. On December 21, 2004 OrganiTech had settled with Yeda and agreed to pay the amount of $78,020.

DISTRIBUTION AGREEMENTS

(1)  In Israel

     (a) During April 2005, Net Alim filed a lawsuit against OrganiTech Ltd. in the amount of $276,600. On April 20, 2005 the Company filed a counter lawsuit against Net Alim at the amount of $139,334.

          It is the opinion of Management and its legal advisor, that any damages with respect of these claims would not have material adverse effect, on the Company's financial statements.

     (b) On September 28, 2004, OrganiTech Ltd. signed a sale agreement for 2 GrowTech 2500 systems to Kibutz Yagur, for a purchase price of $288,000. Kibutz Yagur was granted a first refusal conditional right to purchase additional systems in Israel, in addition to Eilat and Levi Farms rights. On June 29, 2005, the Company had received a technical acceptance letter from the customer and all payments under the agreement paid by Kibutz Yagur.

     (c) On October 29, 2004, OrganiTech Ltd. signed a sale agreement with A.L.A Gush Eilat 2004 Ltd. ("Eilat"), a company controlled by the two partners of A.A.Gush Eilat, for the sale of 10 GrowTech 2500 systems for the purchase price of $1,240,000. Eilat was granted a conditional exclusive right to purchase additional systems in Israel, in addition to Levi Farms and Kibutz Yagur.

          The first phase of the transaction will include delivery and installation of 3 GrowTech systems at Eilat site for a purchase price of $400,000. The second phase of transaction will be the delivery and installation of additional 7 GrowTech systems for a purchase price of $840,000.

          The commitment of Eilat to order the additional 7 GrowTech 2500 systems is subject to their satisfactory with the completion of the first phase.

          On June 2005, the Company started with the installation works in Eilat site.

          As of July 2005, the Company received $300,000 regarding the first phase of the agreement, the remaining balance will be paid with the end of the installation work.


(2)  In the United Kingdom and Republic Ireland ("British Isles ")

     On January 15, 2004, OrganiTech Ltd. signed Purchase agreement with Van dijk limited cooperative society ("Van Dijk") incorporated under the laws of Ireland, whereby:

     (a) OrganiTech Ltd. will sell to Van dijk two systems for a consideration of 258,000 Euros. Subject to the provisions set forth in the agreement.

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

          (4) In any event, as long as Van Dijk purchases sufficient systems to supply 35% of the market for higher value/similarly grown leafy vegetables in:

               (a) The British Isles, OrganiTech Ltd. will continue to extend the exclusivity rights to Van Dijk for the British Isles; or

               (b) Ireland, OrganiTech Ltd. will continue to extend the exclusivity rights to Van Dijk for Ireland.

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

On November 14, 2004, the Company had received a technical acceptance letter from the customer and all payments under the agreement paid by Van Dijk.

CONTINGENCIES AND COMMITMENTS

(1) On February 28, 2005, the management fee agreement with Mr. Simon Zenaty was terminated. The Company paid the fees for the last two months of the agreement in cash and the deferred fees for December 31, 2004 were paid on May 2, 2005 by the issuance of 652,059 shares of the Company's common shares.

(2) On December 20, 2004, the Company and Netafim agreed that OrganiTech will return the loan to in 5 equal installments of 4,000 Euro each commencing February 1, 2005.

(3) Effective June 30, 2004 the Company decided on termination of this insurance policy. The Company is committed to indemnify its directors and executive officers, to the extent permitted by law, in respect of any monetary obligation imposed in favor of third party and reasonable legal expenses expended or charge to any of them.

SALES COMMITMENTS

(1) On December 15, 2004, The A.T.A board of directors decided to transfer all shares to OrganiTech Ltd. OrganiTech will refund $13,912 to the other owners, such that OrganiTech Ltd. will own 100% of ATA outstanding share capital.

     On December 30, 2004, OrganiTech Ltd. had received an acceptance letter from Levi Farms for the project and, therefore, recognized all revenues and costs.

(2) On November 4, 2004, the Company had signed the first sale agreement, with a very respected, government supported, Germen R&D institute, of a Bio-Tech system based on OrganiTECH's GrowTECH(TM)2000 and PhytoChamber(TM) for the selling price of 122,000euro.

     In March 2005, the Company delivered the systems and the first payment at the amount of 48,000euro.


(3) On May 18, 2005, OrganiTech Ltd. signed a sale agreement of 2 GrowTech 2500 system to Partnership (two partners are Lior Hessel, CEO of the Company, and Simon Zenaty with two more partners in this partnership), for purchase price of $400,000. The purchaser is in the business of growing fruits and vegetables in New Jersey. The systems will remain OrganiTech's property until full payments executed for each system. OrganiTech grants the purchase exclusivity for N.J for a period of 1 year since the signing date of this agreement.

     As of July, 2005 OrganiTech Ltd. received down payment of $30,000 and no revenue was recognized.

(4) On June 26, 2005, the Company signed a sale agreement with ZAO - Sad-Gigant Kholod ("ZAO") for the sale of equipment and installation of the GrowTECH 2500 for the selling price of $2,726,700.

     The amount of $818,010, being 30% of the total value of the agreement, shall be paid within 10 banking days of the date of signing of the present Contract.

     The amount of $818,010, being 30% of the total value of the agreement, shall be paid after OrganiTech Ltd. provides a confirmation of the 50% readiness of the Equipment for shipment.

     The amount of $818,010, being 30% of the total value of the agreement, shall be paid after ZAO notifies about the receipt by the latter from OrganiTech Ltd. of the Equipment.

     The amount of $272,670, being 10% of the total value of the Contract, shall be paid after OrganiTech provides the original Certificate of Acceptance and putting the equipment into Operation signed by ZAO and OrganiTech.

     In addition, the Company committed to pay commission of 10% from the total sale agreement.

     As of July 2005, the Company received a $818,010 down payment and paid a $73,797 commission pursuant to this agreement.

SHARE CAPITAL

(1)  Private placement

     On January 6, 2004, pursuant to the End of Commitment Agreement, the Company instructed the escrow agent to transfer 1,100,000 shares of common stock to the investor. On February 28, 2005, the management fee agreement was terminated. The Company paid the fees for the last two months of the agreement in cash and the deferred fees through December 31, 2004 were paid on May 2, 2005 by issuance 452,174 shares of the Company's common shares.

     As of July 2005, pursuant to the End of Commitment Agreement, the Company instructed the escrow agent to transfer a total of 4,950,000 shares of common stock to the investor.

(2)  Equity agreement - Dutchess Private Equities Fund, LP

     As of July 2005, the Company has not yet executed the Equity Line.

(3) On April 29, 2004, the Company issued 100,000 shares of common stock to Phillips Nizer in consideration for legal services rendered of $18,000.

(4) On October 21, 2004, OrganiTech Ltd. entered into 4 month consulting agreement with third party (The - "Consultant"). Pursuant to the consulting agreement the consultant will provide the Company financial consulting services for a consideration of $2,500 per month and $1,500 in option to purchase shares of common stock to be issued by the Company to the consultant at a price of $0.23 per share.

     The consulting agreement was terminated at the end of February 2005 and On May 2, 2005 the Company issued 33,000 of the Company's common shares to the Consultant.

(5) On August 1, 2004, the Company and an investor agreed that the investor will invest $25,000 in the Company in exchange for the issuance of 100,000 shares of common stock, at a price of $0.25 per share.

     On May 2, 2005 the Company issued 100,000 shares of common stock to this investor.

(6) On May 2, 2005, pursuant to a securities purchase agreement with H.M. Shingut Ltd. that agreed on December 12, 2004, the Company issued 17,950 shares to H.M. Shingut at an approximate price of $0.25 per share. The Company raised $4,487 from the sale of these common shares.

(7) On December 21, 2004, the Company had issued a convertible promissory note to Clal with the principal amount of $100,000 bearing an annual interest at a rate equal to the prime rate of Bank of America, N.A as of the repayment date plus 5%. The repayment date was said to be a date notified to the Issuer by the Purchaser, but in no event be prior to January 31, 2005 and no later than December 31, 2005. The Purchaser of the note had the option to convert the principal amount into an equity investment in the Issuer. Since than, the Issuer and the Purchaser were in negotiation for a PIPE (Private Investment in Public Entity) transaction.

     The structure of the PIPE of $1,000,000 for 4,000,000 shares of common stock at $0.25 per share, and options as follows: Options type A for 2,000,000 shares of common stock valid within 360 days from the closing date (or 3 months from the registration of the above mentioned shares, the latest) for an exercise price of $0.75. Options type B for 2,000,000 shares of common stock valid within 540 days from the closing date (or 3 months from the registration of the above mentioned shares, the latest) for an exercise price of $1.00 or, in the last 30 days of the options, at 10% discount from the quoted price. The company is obligated to do its best efforts to register the shares within reasonable time. The use of the investment proceeds is for general corporate purposes, working capital, further developing and commercializing of the GrowTech systems.

     On February 20, 2005, the PIPE transaction was completed and the note was converted to equity, as part of the $550,000 financed.

     On June 28, 2005, a new investor under The PIPE structure financed $50,000.

STOCK BASED COMPENSATION

On May 31, 2005, the Company's management decided to grant options under the Stock Option Plan ("SOP") for Company's executives, directors and key employees that the Board of Directors approved on May, 2005.

The Company has reserved 22,000,000 shares of common stock for issuance pursuant to SOP. The Board of Directors approved to grant 1,350,000 options to Company's executives, directors and key employees.

The SOP provides that no option may be granted at an exercise price less than the fair market value of the common shares on the date of grant and no option can have a term in excess of ten years. No options have been granted pursuant to the SOP.

THE LAW FOR THE ENCOURAGEMENT OF CAPITAL INVESTMENT, 1959

As of December 31, 2004, the Company has invested in the Approved Enterprise only $164,106 in fixed assets. Therefore, the Company had applied for a two year extension with regard to the completion of the original terms. At this stage, it is not yet clear whether OrganiTech will be able to meet with all the necessary requirements or whether it will receive an extension until December 2005.


ITEM 7. FINANCIAL STATEMENTS

The Company's financial statements, as of December 31, 2003 and 2002, and for the years then ended and for the period from July 4, 1999 (inception) to December 31, 2003 are included in this Report and appear at pages F-1 through F-44.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Effective February 2004, we dismissed our independent accountants. Since December 2002, Rahav, Reshef, Ben-Ami, Ovadia & Co. has served as the Company's independent accountants. The decision not to retain Rahav, Reshef, Ben-Ami, Ovadia & Co. as the company's independent accountants for the fiscal year 2003 is not a reflection on Rahav, Reshef, Ben-Ami, Ovadia & Co. capabilities or quality of service. The report of Rahav, Reshef, Ben-Ami, Ovadia & Co. on our financial statements for the year ended December 31, 2002 did not contain any adverse opinion, disclaimer of opinion or any qualifications or modifications related to, limitation of audit scope or application of accounting principles. The report on our financial statements for the year ended December 31, 2002 did contain a modification as to the uncertainty of our ability to continue as a going concern. The decision to change the independent accountant was approved by our Board of Directors.

In connection with its audit for the most recent fiscal year and through February 2004, there have been no disagreements with Rahav, Reshef, Ben-Ami, Ovadia & Co. on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of Rahav, Reshef, Ben-Ami, Ovadia & Co. would have caused them to make reference thereto in their report on the financial statements for such years. During the most recent fiscal year and through February, 2004, there have been no reportable events (as defined in Item 304(a)(1)(v) of Regulation S-K promulgated under the Securities Act of 1933, as amended).

Effective February, 2004, we engaged Amper, Politziner & Mattia, P.C. ('Amper') as our new independent registered accounting firm to audit our financial statements for the year ended December 31, 2003. During the fiscal years prior to December 2003, we have not consulted with Amper regarding either (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements; or (ii) any matter that was either the subject of a disagreement or a reportable event as defined in Item 304(a)(2) of Regulation S-K.

ITEM 8A. CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

An evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer ("CEO") and former Chief Financial Officer ("CFO"), of the effectiveness of our disclosure controls and procedures as of December 31, 2003. Disclosure controls and procedures are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Form 10-KSB/A, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Based on the material weakness in internal control over financial reporting discussed below, our management, including our Chief Executive Officer (which is now acting as our Chief Financial Officer), concluded that the disclosure controls and procedures were not effective as of the end of the period covered by this report.

As of December 31, 2003, the Company had material weaknesses in the effectiveness of our internal controls. These material weaknesses were: 1) Limited resources and manpower in the finance department and 2) inadequate controls in the financial reporting process.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

With the exception of the material weaknesses noted above, there were no other changes in our internal control over financial reporting during the year ended December 31, 2003 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

For the purpose of improving our controls over the financial reporting process, the Company hired an Israeli Certified Public Accountant on June 1, 2005, who is currently assisting the Company with its financial reporting responsibilities.

                                    PART III


ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT; COMPLIANCE WITH
        SECTION 16(A) OF THE EXCHANGE ACT

Our executive officers and directors and their ages as of the date of this prospectus are as follows:

     Name                Age                       Position
     ----                ---                       --------
Lior Hessel              35      Chief Executive Officer, President and Director
Doron Shachar            35      Secretary and Acting Chief Financial Officer
Arie Keidan              56      Director
Samuel Hessel            56      Director
Ohad Hessel              33      Director
Dr. Mark Friedman        45      Director


Lior Hessel and Ohad Hessel are brothers and the sons of Samuel Hessel.

Biographies of executive officers and directors

Mr. Lior Hessel. Since February 26, 2001, Mr. Hessel has served as our Chief Executive Officer and from July 1999 has served as the President of OrganiTech. Mr. Hessel has been our director since January 2001 and has served as a director of OrganiTech since its foundation. He is a graduate of the Agricultural Engineering Department of the Technion, The Israel Institute of Technology, and holds degrees in both Mechanical Engineering and Business Management. Mr. Hessel has more than 7 years experience in the technology development sector with a strong background in robotics. Mr. Hessel began his professional career as a Product Engineer at the semiconductor equipment provider Kulicke & Soffa. From 1995 to 1998, Mr. Hessel was a Research and Development Team Manager at Jordan Valley Applied Radiation.

Mr. Doron Shachar, Adv. Mr. Shachar has been our secretary since June 2002, and is the Acting Chief Financial Officer from July 2002. Prior to joining us, Mr. Shachar had been working as a lawyer in two major law firms in Haifa, for a total of almost five years. Mr. Shachar has been a lecturer for law students and practicing postgraduates for four years both in labor law and in professional ethics. Mr. Shachar holds a Law degree from Tel Aviv University, and is graduated his MBA studies in the University of Haifa.

Mr. Arie Keidan. Mr. Keidan has been a member of our Board of Directors since August 2002. Mr. Keidan has more than 30 years of experience in the banking and finance management in Israel. Mr. Keidan was the Finance Officer of American-Israel Paper Mills Ltd., throughout the 1970's, a manager of real estate investments for Migdal Insurance Company, and Bank Leumi Leisrael, and recently a manager of all real estate development of Shikun Vebinui, a major Israeli company.

Mr. Samuel Hessel. Mr. Hessel has been a member of our Board of Directors since January 2001. Mr. Hessel has more than 30 years of experience in technology development, product marketing and administrative management in Israel and abroad. For the past 8 years, Mr. Hessel has been a consultant for Metal-Tek and other industrial high technology companies where his duties have included international marketing, quality management systems, environmental management systems and materials technology. Mr. Hessel started his career as a Chief Metallurgist and Technical Manager in Iscar, Israel 30 years ago.

Mr. Ohad Hessel. Mr. Hessel had been our Vice President of Operations and has been our director since January 2001. Mr. Hessel earned a degree in industrial management engineering from ORT College in Israel and has completed additional studies in international executive management both in the United States and Israel. From 1993 to 1999, Mr. Hessel served as Executive Vice President of the Northern Region for D.G. Pizza. On April 30th 2003, Mr. Hessel has finished his job as V.P. of Operations in OrganiTECH.


COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Section 16(a) of the Exchange Act, as amended, requires our executive officers, directors and persons who beneficially own more than 10% of our common stock to file reports of their beneficial ownership and changes in ownership, Forms 3, 4 and 5, and any amendment thereto, with the SEC. Executive officers, directors, and greater-than-ten percent holders are required to furnish us with copies of all Section 16(a) forms they file. Based on our review of the activity of our officers and directors for the fiscal year ended December 31, 2003, we believe all Forms 3, 4 or 5 were timely filed.

CODE OF ETHICS

At this time, we have not adopted a formal Code of Ethics that applies to the Chief Executive Officer and Chief Financial Officer. We expect to adopt a formal Code of Ethics sometime during the current year. We have, however, followed an informal Code of Ethics requiring Board of Director approval of any material transaction involving our Chief Executive Officer and/or Chief Financial Officer. We believe this procedure reasonably deters material wrongdoing and promotes honest and ethical conduct from our executive officers.

ITEM 10. EXECUTIVE COMPENSATION

The following table presents a summary of the compensation paid to Mr. Hessel, our President, Chief Executive Officer and Director during the last three fiscal years. Except as listed below, there are no bonuses, other annual compensation, restricted stock awards or stock options/SARs or any other compensation paid to executive officers.

                               Annual Compensation

                                                                          All Other
                                           Year      Salary   Bonus      Compensation
                                           ----    ---------- -----   -------------------
Lior Hessel, President, CEO and Director   2003    $ 98,434   $0      $     0
                                           2002    $ 93,173   $0      $12,539 (1)
                                           2001    $113,584   $0      $     0

Ohad Hessel, Chief Operating Officer       2003    $      0   $0      $     0
                                           2002    $ 80,191   $0      $13,226 (2)
                                           2001    $101,018   $0      $     0


1)   Consists of contributions for social conditions, and a pension program.

(2) In January 2001, we consummated an agreement with OrganiTech whereby we issued 7.5 million shares of stock to the shareholders of OrganiTech in exchange for all of the outstanding shares of OrganiTech not owned by us. Prior to the Share Exchange Transaction, on December 23, 1999, our Board of Directors approved a stock compensation arrangement relating to Ohad Hessel. The stock options granted under that arrangement permitted Mr. Hessel to purchase 6,000 ordinary shares at an exercise price of NIS 0.01 per ordinary share. The options vest ratably over a four-year period ending in March 2003. The options expire in January 2006. As a result of the Share Exchange Transaction, in January 2001, Mr. Hessel signed an agreement according to which he received options to purchase 463,236 shares of our common stock at an exercise price of $0.001 per share of common stock rather than receiving 6,000 ordinary shares of OrganiTech. The options for our stock granted to Mr. Hessel are subject to the same vesting schedule as the OrganiTech options that Mr. Hessel exchanged in connection with the Share Exchange Transaction. On October 27, 2003, our Board of Directors decided to issue the shares to Mr. Hessel, and as of November 26, 2003, they were issued to him.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table, together with the accompanying footnotes, sets forth information, as of December 31, 2003, regarding stock ownership of all persons known by the Company to own beneficially more than 5% of the Company's outstanding Common Stock, certain executive officers, all directors, and all directors and officers of the Company as a group:

                                                     Shares of
                                                   Common Stock
                                           Beneficially      Percentage of
Name of Beneficial Owner (1)                Owned (2)        Ownership
----------------------------                ---------        ---------
Executive Officers and Directors
Hessel Lior                                 3,860,288         21.017%
Hessel Ohad                                   463,236          2.522%
-----------
All officers and directors as a group       4,323,524         23.539%
-----------
Others
CEDE & Co.                                  5,421,250         29.515%
BLM NV                                      4,950,000         26.949%
Technion Entrepreneurial                    1,044,115          5.684%
Agronaut PTE Ltd.                             968,000          5.270%

(1) A person is deemed to be a beneficial owner of securities that can be acquired by such person within 60 days from the filing of this report upon the exercise of options and warrants or conversion of convertible securities. Each beneficial owner's percentage ownership is determined by assuming that options, warrants and convertible securities that are held by such person (but not held by any other person) and that are exercisable or convertible within 60 days from the filing of this report have been exercised or converted. Except as otherwise indicated, and subject to applicable community property and similar laws, each of the persons named has sole voting and investment power with respect to the shares shown as beneficially owned. All percentages are determined based on 21,670,828 shares outstanding on May 2, 2005.

(2)  Equity Compensation Plan Information

     On March 3, 1988, the Company adopted an incentive stock option plan for Company's executives and key employees. The Company has reserved 10,000,000 shares of common stock for issuance pursuant to this plan. On May 3, 2000, the Company registered with the U.S. Securities and Exchange Commission 1,000,000 of these shares. The incentive stock option plan provides that no option may be granted at an exercise price less than the fair market value of the common shares on the date of grant and no option can have a term in excess of ten years. As of December 31, 2003, no options have been granted pursuant to the plan.

     On December 23, 1999, OrganiTech Ltd. Board of Directors approved a stock compensation program with regard to one employee. The stock options granted under the program permits the employee to purchase 6,000 shares of common stock at an exercise price of NIS 0.01 per share of common stock. The options vest ratably over a four-year period ending in March 2003, and will expire in January 2006. The Company and the employee agreed to convert the option to purchase 6,000 OrganiTech Ltd. shares of common stock under this program, into 463,236 shares of common stock of the Company with an exercise price of $0.0001 per share of common stock.

     On May 31, 2005, the Company's management decided to grant options under the Stock Option Plan ("SOP") for Company's executives, directors and key employees that the Board of Directors approved on May, 2005.

     The Company has reserved 22,000,000 shares of common stock for issuance pursuant to SOP. The Board of Directors approved to grant 1,350,000 options to Company's executives, directors and key employees.

     The SOP provides that no option may be granted at an exercise price less than the fair market value of the common shares on the date of grant and no option can have a term in excess of ten years. No options have been granted pursuant to the SOP.


ITEM 12. CERTAIN RELATIONSHIPS & RELATED TRANSACTIONS

B.L.M. N.V. - As of December 29, 2003, B.L.M. N.V. held 3,850,000 shares of common stock, representing 22.6% of our outstanding shares, following an investment agreement signed in June 2002, and the End of Commitments document signed in May 2003. Following the End of Commitments Agreement, we signed, on October 10, 2003, an addendum with B.L.M N.V., stating that B.L.M. N.V. will have the right to purchase our shares at the price of $0.18 per share until November 30, 2003, and at the price of $0.40 per share in the period between December 1, 2003 until September 30, 2004.

On December 31, 2002, we and Ocean Culture Ltd., a company controlled by Lior Hessel, our President, entered into an agreement whereby we will develop a prototype of the GrowTECH platform for Ocean Culture at a consideration of $15,000 in cash and $35,000 to be paid by the issuance of 15,272 shares of Ocean Culture, consisting, following the issuance of such shares, 18% of the outstanding share capital of Ocean Culture.

Ohad Hessel - Mr. Hessel, our director and a former Vice President, was granted options to purchase 463,236 of common stock according to an agreement that was signed with him in January 2001. The shares were issued to Mr. Hessel on November 26, 2003.

                                     PART IV

ITEM 13. EXHIBITS AND REPORTS ON FORM 8K

(a)  EXHIBITS

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

10.18 Collaboration Agreement between the Company and Bio-Bee Biological Systems Ltd. dated December 3, 2002.+

10.19 Exclusive Agency Agreement between the Company and A.T.A. Jordan Valley Ltd., dated December 3, 2002.+

21.1 Subsidiaries of the Registrant. +

31.1 Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 +

32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
     Section 906 of the Sarbanes-Oxley Act of 2002 +

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The Company's board of directors reviews and approves audit and permissible non-audit services performed by its independent accountants, as well as the fees charged for such services. In its review of non-audit service fees and its appointment of Amper, Politziner & Mattia, P.C. as the Company's independent registered accounting firm and Rahav, Reshef, Ben-Ami, Ovadia & Co. as the Company's independent accountants, the board of directors considered whether the provision of such services is compatible with maintaining independence. All of the services provided and fees charged by Amper, Politziner & Mattia P.C. and Rahav, Reshef, Ben-Ami, Ovadia & Co. in 2003 were approved by the board of directors.


AUDIT FEES

The aggregate fees billed by the Company's independent registered accounting firm, Amper, Politziner & Mattia, P.C., for professional services for the audit of the annual financial statements of the Company for 2003 were $30,000, net of expenses.

The aggregate fees billed by the Company's independent accountants, Rahav, Reshef, Ben-Ami, Ovadia & Co., for professional services for the audit of the annual financial statements of the Company, the reviews of the financial statements included in the Company's quarterly reports on Form 10-QSB and the statutory reports for 2003 and 2002 were $37,500 and $37,500, respectively, net of expenses.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 22, 2005.

                                      ORGANITECH USA, INC.

                                      By: /s/ Lior Hessel
                                      -------------------
                                      Lior Hessel, Director, Chief
                                      Executive Officer and Acting
                                      Chief Financial Officer


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant on August 22, 2005, in the capacities indicated.


By: /s/ Arieh Keidan                Director
---------------------
Arieh Keidan


By: /s/ Lior Hessel                 Director, Chief Executive Officer and Acting
---------------------               Chief Financial Officer
Lior Hessel




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


By: /s/ Yaacov Hannes               Director
---------------------
Yaacov Hannes

                              ORGANITECH USA, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                                  CONSOLIDATED
                              FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 2003

                              OrganiTech USA, Inc.
                          (A Development Stage Company)
                        Consolidated Financial Statements

                             AS OF DECEMBER 31, 2003



Table of Contents
                                                         Page
                                                       ---------


Report of Independent Registered Accounting Firm          F-3

Independent Auditors` Report                              F-4

Consolidated financial statements:

Balance Sheets                                          F-5-F-6

Statements of Operations                                  F-7

Statements of Shareholders` Equity (Deficiency)         F-8-F-9

Statements of Cash Flows                               F-10-F-11

Notes to Financial Statements                          F-12-F-44

                Report of Independent registered Accounting Firm


To the Board of Directors and Stockholders
OrganiTech USA, Inc.

We have audited the accompanying consolidated balance sheet of OrganiTech USA, Inc. and Subsidiary (a Development Stage Company) as of December 31, 2003 and the related consolidated statements of operations, shareholders' equity (deficiency) and cash flows for the year ended December 31, 2003 and the cumulative period from July 1, 1999 (inception) to December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used, and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of OrganiTech USA, Inc, and Subsidiary (a development stage company) as of December 31, 2003 and the results of their operations and their cash flows for the year ended December 31, 2003, and the cumulative period from July 1, 1999 (inception) to December 31, 2003, in conformity with U.S generally accepted accounting principles.


/s/ AMPER, POLITZINER & MATTIA, P.C
July 13, 2005
Edison, New Jersey

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

We conducted our audit in accordance with generally accepted auditing standards, in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used, and significant estimates made by the Board of Directors and by Management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company and its subsidiary (a development stage company), as of December 31, 2002 and the results of their operations and their cash flows for the year ended December 31, 2002, in conformity with generally accepted accounting principles in the United States (U.S. GAAP).

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



/s/ Rahav, Reshef, Ben-ami, Ovadia & Co'
Certified Public Accountants

April 14, 2003

                              OrganiTech USA, Inc.
                          (A Development Stage Company)
                  CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31



                                                 2003          2002
                                               -------       -------
                                                  $             $
                                               -------       -------
ASSETS

Current assets :

Cash and cash equivalents                       46,747        58,422
Restricted bank deposit                         16,842             -
Other accounts receivable                      102,195       202,463
Related party receivables - Shareholders        13,672        11,106
Prepaid expenses                                 3,013         8,655
Inventories                                    139,441        31,261
                                               -------       -------

                                               321,910       311,907
                                               -------       -------


Fixed assets, net                              164,955       142,221
Other assets                                    35,802        43,587
                                               -------       -------

                                               522,667       497,715
                                               =======       =======




The accompanying notes are an integral part of the consolidated financial statements.

                              OrganiTech USA, Inc.
                          (A Development Stage Company)
                  CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31

LIABILITES AND SHAREHOLDERS' (DEFICIENCY)

                                                                          2003              2002
                                                                       ----------        ----------
                                                                           $                  $
                                                                       ----------        ----------
Current liabilities :

Bank credit and current maturity of long-term loan                         64,365            19,022
Trade accounts payable                                                    196,530           113,069
Other accounts payable and accrued liabilities                            218,371           142,071
Deferred revenue                                                          177,977           135,000
Loan from Netafim                                                          22,666                 -
                                                                       ----------        ----------

                                                                          679,909           409,162
                                                                       ----------        ----------

Long-term loan                                                             13,149            37,451
Other liabilities                                                          97,697            94,263
                                                                       ----------        ----------

                                                                          110,846           131,714
                                                                       ----------        ----------

Contingencies, commitments and liens on assets

Shareholders' (deficiency)

Preferred shares $0.10 par value, authorized -10,000,000 shares,
issued and outstanding - 0 as of December 31, 2003 and 2002                     -                 -
Common shares of $0.001 par value, authorized - 80,000,000
shares, issued and outstanding - 16,748,236 and 11,375,000 as of
December 31, 2003 and 2002, respectively                                   16,748            11,375
Additional paid in capital                                              5,616,310         4,116,227
Deferred compensation                                                    (125,075)           (7,208)
Accumulated deficit during the development stage                       (5,776,071)       (4,163,555)
                                                                       ----------        ----------

Total shareholders' (deficiency)                                         (268,088)          (43,161)
                                                                       ----------        ----------

                                                                          522,667           497,715
                                                                       ==========        ==========


The accompanying notes are an integral part of the consolidated financial statements.

                              OrganiTech USA, Inc.
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                                            Period from inception
                                                                Year ended December 31          (July 1, 1999)
                                                           ------------------------------    through December 31,
                                                               2003               2002              2003
                                                           -----------        -----------        -----------
                                                                $                  $                  $
                                                           -----------        -----------        -----------
Revenue                                                              -                  -             32,620

Cost of sales                                                        -                  -             20,567
                                                           -----------        -----------        -----------

Gross profit                                                         -                  -             12,053

Research and development expenses, net                         346,067            368,303          2,840,537

Selling and marketing expenses, net                            777,515             99,997          1,022,928

General and administrative expenses                            443,046            457,122          1,853,044
                                                           -----------        -----------        -----------

Operating loss                                              (1,566,628)          (925,422)        (5,704,456)

Financing expenses, net                                         30,888             30,483             17,519

Other expenses, net                                             15,000             12,000             54,096
                                                           -----------        -----------        -----------

Loss before income tax                                      (1,612,516)          (967,905)        (5,776,071)

Income tax                                                           -                  -                  -
                                                           -----------        -----------        -----------

Net loss                                                    (1,612,516)          (967,905)        (5,776,071)
                                                           ===========        ===========        ===========

Basic and diluted net loss
per common share                                                 (0.12)             (0.09)
                                                           ===========        ===========

Weighted average number of common shares outstanding
used in basic and diluted loss per share calculation        13,159,673         11,034,375
                                                           ===========        ===========


The accompanying notes are an integral part of the consolidated financial statements.

                              OrganiTech USA, Inc.
                         (A Development Stage Company)
                STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIENCY)

                                                            Common
                            Preferred shares                Shares                                          Deficit
                        ------------------------    ------------------------                              accumulated      Total
                        Number of     Preferred      Number        Common     Additional                   during the share holders'
                        preferred       Shares      of common      Shares      Paid in       Deferred     development     equity
                       shares (1)     capital (1)   shares (1)    capital (1)  Capital (1)  Compensation     stage      (deficiency)
                        ----------    ----------    ----------    ----------   ----------    ----------    ----------    ----------
                       In thousands       $        In thousands        $            $             $             $              $
                        ----------    ----------    ----------    ----------   ----------    ----------    ----------    ----------
Balance as of July
1, 1999:                         -             -             -             -            -             -             -             -
Changes during 1999:
Common shares
($0.00004) issued in
July                             -             -         4,790         4,790       (4,621)            -             -           169
Common shares
($0.03) issued in
October                          -             -           684           684       20,316             -             -        21,000
Common shares
($0.19) issued in
October                          -             -           489           489       92,951             -             -        93,440
Deferred stock-based
compensation related
to employee option
grants                           -             -             -             -      481,485      (481,485)            -             -
Amortization of
deferred stock-based
compensation                     -             -             -             -            -        15,715             -        15,715
Net loss                         -             -             -             -            -             -       (80,680)      (80,680)
                        ----------    ----------    ----------    ----------   ----------    ----------    ----------    ----------
Balance as of
DECEMBER 31, 1999                -             -         5,963         5,963      590,131      (465,770)      (80,680)       49,644
Changes during 2000:
Common shares
($0.08) issued in
April                            -             -           684           684       54,860             -             -        55,544
Preferred shares
($1.14) issued in
June                           853         2,088             -             -      971,362             -             -       973,450
Amortization of
deferred stock-based
compensation                     -             -             -             -            -       299,598             -       299,598
Net loss                         -             -             -             -            -             -    (1,406,644)   (1,406,644)
                        ----------    ----------    ----------    ----------   ----------    ----------    ----------    ----------
Balance as of
DECEMBER 31, 2000              853         2,088         6,647         6,647    1,616,353      (166,172)   (1,487,324)      (28,408)
Changes during 2001:
Common shares
($0.51) issued in
January                       (853)       (2,088)        4,453         4,453    2,263,149             -             -     2,265,514
Amortization of
deferred stock-based
compensation                     -             -             -             -            -       111,016             -       111,016
Treasury stock (Note
16H)                             -             -          (100)            -            -             -             -             -
Net loss                         -             -             -             -            -             -    (1,708,326)   (1,708,326)
                        ----------    ----------    ----------    ----------   ----------    ----------    ----------    ----------
Balance as of
DECEMBER 31, 2001                -             -        11,000        11,100    3,879,502       (55,156)   (3,195,650)      639,796
Changes during 2002:
Common shares
($0.363) issued in
October (Note 16I(1))            -             -           275           275       99,725             -             -       100,000
Proceeds for future
share issuance (2)               -             -             -             -      134,884             -             -       134,884
Amounts assigned to
issuance of warrants
to service providers             -             -             -             -        2,116             -             -         2,116
Amortization of
deferred stock-based
compensation                     -             -             -             -            -        47,948             -        47,948
Net loss                         -             -             -             -            -             -      (967,905)     (967,905)
                        ----------    ----------    ----------    ----------   ----------    ----------    ----------    ----------
Balance as of
DECEMBER 31, 2002                                       11,275        11,375    4,116,227        (7,208)   (4,163,555)      (43,161)

The accompanying notes are an integral part of the consolidated financial statements.

                              OrganiTech USA, Inc.
                          (A Development Stage Company)
           STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIENCY) (CONTINUED)

                                                            Common
                                   Preferred shares         Shares                                           Deficit      Total
                                    -------------   -----------------------                               accumulated     Share
                                 Number of Preferred   Number     Common       Additional                  during the     holders'
                                 preferred  Shares   of common    Shares        Paid in       Deferred    development     equity
                                 shares(1) capital(1) shares(1)  capital(1)    Capital(1)    Compensation    stage      (deficiency)
                                    -----   -----   ----------   ----------    ----------    ----------    ----------    ----------
                                     In                 In
                                  thousands   $     thousands         $             $            $              $             $
                                    -----   -----   ----------   ----------    ----------    ----------    ----------    ----------
Balance as of
DECEMBER 31, 2002                       -       -       11,275       11,375     4,116,227        (7,208)   (4,163,555)      (43,161)
Changes during 2003:
Common shares
($0.363) issued in
May (Note 16I(1))                       -       -          344          344          (344)            -             -             -
Common shares
($0.18) issued in
May ,June ,September
and November (Note
16I(9, 10, 11 and 13))                  -       -        3,043        3,043       544,697             -             -       547,740
Common shares ($0.2)
issued in
November (Note 16L)                     -       -          550          550       109,450       (96,250)            -        13,750
Common shares ($0.3)
issued in
November (Note 16L)                     -       -          200          200        59,800       (28,825)            -        31,175
Options exercised in
June (Note 16I)                         -       -          188          188             -             -             -           188
Options exercised in
November (Note 16J)                     -       -          463          463          (463)            -             -             -
Common shares ($1)
issued in
May (Note 16 L)                         -       -          600          600       599,400             -             -       600,000
Issuance of common
stock to service
providers ($0.25)
issued in April
(Note 16L)                              -       -           48           48           (48)            -             -             -
Proceeds for future
share issuance (3)                      -       -            -            -       187,528             -             -       187,528
Amortization of
deferred stock-based
compensation                            -       -            -            -             -         7,208             -         7,208
Treasury stock (Note 16H)               -       -            -         (100)          100             -             -             -
Previous years
issuance of common
stock                                   -       -           37           37           (37)            -             -             -
Net loss                                -       -            -            -             -             -    (1,612,516)   (1,612,516)
                                    -----   -----   ----------   ----------    ----------    ----------    ----------    ----------
Balance as of
DECEMBER 31, 2003                       -       -       16,748       16,748     5,616,310      (125,075)   (5,776,071)     (268,088)
                                    =====   =====   ==========   ==========    ==========    ==========    ==========    ==========


(1) After giving effect to the reverse acquisition, see note 1B.

(2) Net of share issuance expenses.

(3) The company issued 1,100,000 common shares on January 2004, see Note16I.



The accompanying notes are an integral part of the consolidated financial statements.

                              OrganiTech USA, Inc.
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                                               Period from
                                                                                                inception
                                                                Year ended December 31,      (July 1, 1999)
                                                            ----------------------------   through December 31,
                                                               2003              2002              2003
                                                            ----------        ----------        ----------
                                                                $                 $                  $
                                                            ----------        ----------        ----------
Cash flows used in operating activities:

Net loss for the period                                     (1,612,516)         (967,905)       (5,776,071)
                                                            ----------        ----------        ----------

Adjustments to reconcile net loss to net cash used in operating activities :

Amortization of deferred compensation                            7,208            47,948           481,485
Depreciation                                                    34,204            26,711            92,909
Expenses related to employee rights upon retirement              3,434            30,031            97,697
Amounts assigned to issuance of warrants to service
providers                                                            -             2,116             2,116
Issuance of shares in non-cash transactions - Annex A          736,925                 -           736,925
Non - cash expenses - Annex A                                   22,666                 -            22,666

Changes in assets and liabilities :

Decrease (increase) in other accounts receivable and
related parties                                                 97,702          (142,404)         (115,867)
Decrease (Increase) in prepaid expenses                          5,642            28,197            (3,013)
Increase in inventories                                       (108,180)          (19,453)         (139,441)
Increase (Decrease) in trade accounts payable                   83,461           (22,716)          196,530
Increase in other accounts payable                              43,785            16,759           185,353
Increase in deferred revenue                                    42,977                 -           177,977
                                                            ----------        ----------        ----------

Total adjustments                                              969,824           (32,811)        1,735,337
                                                            ----------        ----------        ----------

Net cash used in operating activities                         (642,692)       (1,000,716)       (4,040,734)
                                                            ----------        ----------        ----------

Cash flows from investing activities :

Decrease (Increase) in Other liabilities                         7,785            (4,135)          (35,802)
(Increase) Decrease in short-term investments                  (16,842)          196,551           (16,842)
Investment in fixed assets                                     (56,938)          (63,833)         (257,864)
Other assets                                                         -            16,880                 -
                                                            ----------        ----------        ----------

Net cash (used in) provided by investing activities            (65,995)          145,463          (310,508)
                                                            ----------        ----------        ----------

Cash flows from financing activities :

Increase in short-term credit, net                              41,619                 -            41,619
(Repayment) Proceeds of Long-term loan from financial
institution                                                    (20,578)           56,473            35,895
Proceeds for future share issuance, net                        187,528           134,884           322,412
Proceeds from issuance of shares, net of issuance
expenses                                                       487,928           100,000         3,997,045
                                                            ----------        ----------        ----------

Net cash provided by financing activities                      696,497           291,357         4,396,971
                                                            ----------        ----------        ----------



The accompanying notes are an integral part of the consolidated financial statements.

                              OrganiTech USA, Inc.
                          (A Development Stage Company)
                CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED



                                                                                                     Period from
                                                                                                      inception
                                                                    Year ended December 31,         (July 1, 1999)
                                                                  ----------------------------    through December 31,
                                                                     2003              2002              2003
                                                                  ----------        ----------        ----------
                                                                       $                $                  $
                                                                  ----------        ----------        ----------
  Net cash used in operating activities                             (642,692)       (1,000,716)       (4,040,734)

  Net cash (used in) provided by investing activities                (65,995)          145,463          (310,508)

  Net cash provided by financing activities                          696,497           291,357         4,396,971

  Effect of exchange rate changes on cash                                515             1,989             1,018
                                                                  ----------        ----------        ----------

  Net (decrease) increase in cash and cash equivalents               (11,675)         (561,907)           46,747

  Cash and cash equivalents at beginning of period                    58,422           620,329                 -
                                                                  ----------        ----------        ----------

  Cash and cash equivalents at end of period                          46,747            58,422            46,747
                                                                  ==========        ==========        ==========

  Annex A - Supplementary disclosure of non-cash transactions

  During the reporting period, the Company issued shares in exchange for liabilities to shareholders and services rendered by third party as follows:

  Management fees - see Notes 14(G) and 16(I)                         92,000                 -            92,000
  Marketing and distribution expenses - see Note 16 (L)(2)            13,750                 -            13,750
  Marketing and distribution expenses - see Note 16 (L)(3)            31,175                              31,175
  Marketing and distribution expenses - see Note 16 (L)(4)           600,000                             600,000
  Marketing and distribution expenses - see Note 13                   22,666                 -            22,666
                                                                  ----------        ----------        ----------

                                                                     759,591                 -           759,591
                                                                  ==========        ==========        ==========

  Supplementary disclosure of cash flow information :

  Interest received, net                                               1,706             1,822             3,147
                                                                  ==========        ==========        ==========

  Income tax paid, net                                                (2,519)           (2,491)          (11,254)
                                                                  ==========        ==========        ==========



The accompanying notes are an integral part of the consolidated financial statements.

                              OrganiTech USA, Inc.
                          (A Development Stage Company)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


Note 1 - Description of Business

     A. OrganiTech USA, Inc. (the "Company") (formerly "Incubate This! Inc."), organized under the laws of the state of Delaware, is presently and primarily engaged through its wholly owned subsidiary OrganiTech Ltd., a company organized under the laws of Israel, in the development of technologies, platforms, and applied engineering solutions that cost effectively and completely automate the method by which many foods, plants, and extracts are cultivated. Since its formation, OrganiTech Ltd. has been developing its first proprietary solution, the GrowTECH 2000 (TM), which is a low input-high output, self-contained, portable, robotic, sustainable agricultural platform designed to automatically seed, transplant and harvest commercial quantities of hydroponics, pesticide free, green leaf vegetables.

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

          The 7.5 million shares of common stock issued by the Company to the selling shareholders represented 67.57% of the voting common stock of the Company. Accordingly, this business combination was considered to be a reverse merger. As such, for accounting purposes OrganiTech Ltd. is considered to be the acquirer while the Company is considered to be the acquiree.

     C. As of December 31, 2003, the Company doesn't have any revenues from operation and devoting most of its efforts to activities such as financial planning, raising capital, research and development and developing markets.

          Therefore, in accordance with accounting principles accepted in the United States of America, the Company is considered as a "Development Stage Company".

     D. As of the December 31, 2003, the Company has not generated any revenues from sales of the GrowTECH 2000 and GrowTECH 2500 platform, and has incurred losses from operations at the amount of: $1,612,516, $967,905 and $5,776,071, for the year ended December 31, 2003, 2002 and for the period from July 1, 1999 (inception) to December 31, 2003, respectively. In addition the Company expects to generate losses during 2004.

          During 2005, the Company had succeeded in entering new markets, the sale of the GrowTECH 2500 platforms and the obtaining of additional external sources of financing.

          As of June 30, 2005, the management believes that the Company will have sufficient cash to satisfy its operational and developmental requirements over the ensuing 12 month period.

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

          The financial statement of a subsidiary company and other associated companies, whose functional currency is their local reporting currency, are translated in to U.S. dollars in accordance with the principles set forth in SFAS No. 52. The resulting aggregated translation adjustments are presented under share holder's equity as "accumulated other comprehensive income".

     D.   Principles of consolidation

          The consolidated financial statements include the accounts of the Company and it's wholly- owned Subsidiary, OrganiTech Ltd.. All material intercompany balances and transactions and profit from intercompany transactions, which were not realized outside the group, have been eliminated.

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

          The Company is dependent upon certain vendors and subcontracts for the development of specific Sub-assemblies and components that are integrated to the Companies products. Management is of the opinion that the level of component kept by the company, is adequate for the period of time which is required for the Company to establish, if necessary, a secondary source for such sub-assemblies and components.

     F.   Fair value of financial instruments

          The fair value of financial instruments (bank deposits, short-term investments, short-term liabilities and other working capital items other than inventory) are principally determined by management based upon the present value of the expected cash flows from their realization, which do not materially differ from their carrying amount. Certain financial instruments are presented in the financial statements at their book value as at the balance sheet date, as the carrying amounts approximate their fair value due to short-term of maturity. The faire value of the Company's long and short term debt is based on the quoted market prices for the same or similar issues.

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

     I.   Inventories

          Inventories are valued at the lower of cost or market value. Cost is determined as follows: Spare-parts are valued at the lower of cost amortized over their service life or market. Work in process and finished products - on the basis of the manufacturing costs, which consist of raw materials and components using the FIFO basis, labor and other manufacturing overhead expenses.

                              OrganiTech USA, Inc.
                          (A Development Stage Company)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 2 - Summary of significant accounting policies (continued)

     J.   Deferred Income Taxes

          Deferred income taxes are provided for the difference between the tax and accounting bases of assets and liabilities based on the currently enacted tax rate. A valuation allowance in respect of deferred taxes is provided when it is more likely than not that all or part of the deferred tax asset will not be realized. The main temporary difference in respect to which deferred income taxes is provided for are as follows: employee benefits and rights and net operating losses carry forwards. A valuation allowance is established when it are more likely than not that all or portion of the deferred tax asset will not to be realized.

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

     L.   Employee rights upon retirement

          The Company has a defined benefit severance payment plan which substantially covers all of its employees. The cost associated with this benefit is accrued as earned by the employees. The benefit is based on an employee's years of service and most recent monthly salary. The Company periodically makes lump-sum cash payments to professionally managed pension funds. These contributions are accounted for as settlements of the accrued defined benefit severance obligation pursuant to SFAS No. 112 "Employers' Accounting for Postemployment Benefits" because such payments represent: (a) an irrevocable action, (b) relieves the Company of its primary responsibility for the defined benefit severance obligation, and (c) eliminates significant risks related to the obligation and the assets used to effect the settlement.

     M.   Fixed assets

          (1)  Fixed assets are stated at cost.

          (2) Depreciation is computed by the straight - line method over the estimated useful life of the assets. Useful estimate lives are as follows:

                                                                       Years
                                                                    -----------

               Computers                                                   3
               Furniture and office equipment                             17
               Other equipment                                        7 - 14
               Communication equipment                                7 - 14
               Motor vehicles                                              7

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

          (4) Expenditures for maintenance and repairs are charged to expense as incurred, while renewals and betterment of a permanent nature are capitalized

                              OrganiTech USA, Inc.
                          (A Development Stage Company)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 2 - Summary of significant accounting policies (continued)

     N.   Revenue recognition

          Revenue from sale of products is recognized when delivery of the product has occurred, title passed to the customer, provided that a signed documentation of the arrangement has been received (usually in the form of purchase order), the price to customers is fixed or determinable, collectability is reasonably assured and technical acceptance received from the customer. Usually installation requirements are not considered to be separated earnings process. Accordingly, revenue is recognized when installation is completed. The Company does not in normal course of business provides a right of return to its customers. If uncertainties exist, such as the granting to the customer the right of cancellation if the product is not technically acceptable, revenue is recognized when the uncertainties are resolved. For contracts with multiple obligations (e.g., deliverable and undeliverable products, service, installation and other services), revenue is allocated to each component of the contract based on objective evidence of its fair value, which is specific to the Company.

          For sale contracts with multiple obligations where evidence of fair value could not be achieved, revenue is recognized when the above criteria are met for all elements. In some cases, the Company grants customers an evaluation period, usually several months, to evaluate the product prior to purchase. The Company does not recognize revenue from sales of products shipped to customers for evaluation until such products are actually purchased. Until purchased, these products are recorded as consignment inventory at the lower of cost or market. Contract service and maintenance revenue is recognized ratably over the term of the contract.

     O.   Research and development costs, net

          Research and development costs are expensed as incurred. Grant participation by third parties and the Government of Israel - Office of the Israeli Chief Scientist ("OCS") for approved projects are recorded as a reduction of expenses.

     P.   Advertising cost

          Advertising costs are expensed as incurred

     Q.   Allowance for doubtful accounts

          Provisions are made for doubtful debts on a specific basis, that in management's opinion, appropriately reflect the loss inherent in collection of the debts. Management based this provision on its assessment of the risk of the debt. This assessment involves reviewing, and relying on, information in its possession regarding the financial position of customers, the scope of their activities and evaluation of collateral the Company has received from them, if any.

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

                              OrganiTech USA, Inc.
                          (A Development Stage Company)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 2 - Summary of significant accounting policies (continued)

     S.   Stock-based compensation

          The Company accounts for its stock option issuances in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. The Company has adopted the disclosure requirements of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," and SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment of FASB Statement No. 123," which permits entities to apply the provisions of APB Opinion No. 25 for financial reporting purposes and provide pro- forma net income (loss) disclosures for stock option and warrant grants as if the minimum value method defined in SFAS No. 123 has been applied. Transactions with non-employees, in which goods or services are the consideration received for the issuance of equity instruments, are accounted for under the fair-value-based method defined in SFAS No. 123.

          Compensation expense for stock options granted to employee during 2002 under the Company's stock option plan has been determined based on the fair value at the date of grant, consistent with the method of SFAS No. 123, the Company's pro forma net loss would approximate its actual loss. No stock options granted during 2003.

          The fair value of each option granted is estimated on the date of grant, using the black - Scholes option pricing model with expected volatility of approximately 50% percent and using the following weighted average assumptions:

          (1)  Dividend yield of zero percent.

          (2)  Risk-free interest rate of 4%.

          (3) Expected lives of 5 years as of the date of grant for options, which were granted during 1999 and 2002. No options were granted during 2003.

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

     W.   Recently issued accounting pronouncements in the United States
          (continued)

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

          (5)  SFAS No. 123(R)

               In December 2004, the FASB issued SFAS No. 123(R), "Share-Based Payment," which is a revision of SFAS No. 123, "Accounting for Stock-Based Compensation". SFAS 123(R) requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. The compensation cost will be measured based on the fair value of the equity or liability instruments issued. The Statement is effective as of the beginning of the first interim or annual period beginning after December 15, 2005 for public entities that file as small business issuers, such as the Company.

               In March 2005, the SEC issued SAB 107. SAB 107 includes interpretive guidance for the initial implementation of FAS 123R. We will apply the principles of SAB 107 in conjunction with our adoption of FAS 123R.

          (6)  SFAS No. 151

               In November 2004, the FASB issued SFAS No. 151, "Inventory Costs: an amendment of ARB No. 43, Chapter 4," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We do not believe the provision of SFAS No. 151, when applied, will have a material impact on our consolidated financial statements.

          (7)  SFAS No. 153

               In December 2004, the FASB issued SFAS No. 153, "Exchanges of Non-monetary Assets," which amends a portion of the guidance in Accounting Principles Board Opinion (APB) No. 29, "Accounting for Non-monetary Transactions." Both SFAS no. 153 and APB No. 29 require that exchanges of non-monetary assets should be measured based on fair value of the assets exchanged. APB No. 29, however, allowed for non-monetary exchanges of similar productive assets. SFAS No. 153 eliminates that exception and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Any non-monetary asset exchanges will be accounted for under SFAS No.
               153. We do not expect SFAS No. 153 to have a material impact on our consolidated financial statements.

                              OrganiTech USA, Inc.
                          (A Development Stage Company)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 2 - Summary of significant accounting policies (continued)

     W.   Recently issued accounting pronouncements in the United States
          (continued)

          (8)  FIN No. 47

               In March 2005, the FASB issued FASB Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations" ("FIN 47"). FIN 47 clarifies the term "conditional asset retirement obligation" as used in Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations." Conditional asset retirement obligation refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and/or method of settlement. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. We do not expect that the adoption of FIN 47 will have a material effect on our consolidated financial statements.

          (9)  SFAS No. 154

               In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, "Accounting Changes and Error Corrections--a replacement of APB Opinion No. 20 and FASB Statement No. 3" ("SFAS 154"). This Statement replaces APB Opinion No. 20, "Accounting Changes," and FASB Statement No. 3, "Reporting Accounting Changes in Interim Financial Statements," and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Consequently, we will adopt the provisions of SFAS 154 for our fiscal year beginning January 1, 2006. Management currently believes that adoption of the provisions of SFAS No. 154 will not have a material impact on our consolidated financial statements.

          (10) SAB No. 104

               In December, 2003, the Staff of the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 104 (SAB
               104), "Revenue Recognition", which supersedes SAB 101, "Revenue Recognition in Financial Statements." SAB 104's primary purpose is to rescind the accounting guidance contained in SAB 101 related to multiple-element revenue arrangements that was superseded as a result of the issuance of EITF 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables." Additionally, SAB 104 rescinds the SEC's related "Revenue Recognition in Financial Statements Frequently Asked Questions and Answers" issued with SAB 101 that had been codified in SEC Topic 13, "Revenue Recognition." While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104, which was effective upon issuance. The adoption of SAB 104 did not have a material effect on the Company's financial position or results of operations.

                              OrganiTech USA, Inc.
                          (A Development Stage Company)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


Note 3 - Cash and Cash equivalents

          Consist of:

                                                        December 31,
                                                     -------------------
                                                      2003         2002
                                                     ------       ------
                                                        $            $
                                                     ------       ------

Denominated in Israeli currency                       3,247        5,753
Denominated in other currencies (mainly the $)       43,500       52,669
                                                     ------       ------

                                                     46,747       58,422
                                                     ======       ======

Note 4 - Restricted bank deposit

     Consist of $16,842 bank deposit - in unlinked New Israeli Shekel currency, carrying an annual interest rate of 4.4%. To secure the liabilities of the Company to its bank, the Company pledges the deposit.

Note 5 - Other accounts receivable

     Consist of:

                                                                                December 31,
                                                                           ---------------------
                                                                             2003          2002
                                                                           -------       -------
                                                                              $             $
                                                                           -------       -------
Participation grants from the Singapore-Israel Industrial Research
and Development Fund                                                         2,411        39,431
Cheques receivable                                                          28,317             -
Participation grants from the Government of Israel - Chief Scientist        43,032       145,732
Government of Israel - VAT refund                                           15,238        12,517
Income tax authorities                                                       6,967         4,448
Sundry                                                                       6,230           335
                                                                           -------       -------

                                                                           102,195       202,463
                                                                           =======       =======

Note 6 - Inventories

     Consist of:

                                                     December 31,
                                                ---------------------
                                                 2003           2002
                                                -------       -------
                                                   $             $
                                                -------       -------

Spare parts                                      26,916        23,334
Finished products and work in process (1)       112,525         7,927
                                                -------       -------

                                                139,441        31,261
                                                =======       =======

     (1) See Note 14L.

                              OrganiTech USA, Inc.
                          (A Development Stage Company)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 7 - Fixed Assets, Net

     Consist of:


                                          December 31,
                                     ---------------------
                                       2003         2002
                                     -------       -------
                                        $             $
                                     -------       -------

Cost:

Computers                             56,350        55,572
Furniture and Office equipment         8,996         9,086
Other equipment                       37,503        37,310
Communication equipment                9,380         8,261
Leaseholds Improvement                71,394        16,569
Motor vehicles                        60,654        60,541
                                     -------       -------

                                     244,277       187,339
                                     -------       -------

Accumulated depreciation:

Computers                             53,033        37,557
Furniture and Office equipment         1,682         1,144
Other equipment                       14,613        11,531
Communication equipment                3,697         2,334
Leaseholds Improvement                 8,511         3,862
Motor vehicles                        11,373         2,277
                                     -------       -------

                                      92,909        58,705
                                     -------       -------

Net                                  151,368       128,634

Base stock                            13,587        13,587
                                     -------       -------

                                     164,955       142,221
                                     =======       =======

     Depreciation expenses amounted to $34,204, $26,711, and $92,909 for the years ended December 31, 2003, 2002 and for the period from inception through December 31, 2003, respectively.

     As to liens on fixed assets, see Note 15.

                              OrganiTech USA, Inc.
                          (A Development Stage Company)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 8 - Bank credit and current maturity of long - term loan


                                                            December 31,
                                                         -------------------
                                                          2003         2002
                                             Annual      ------       ------
                                          interest rate    $             $
                                              ----       ------       ------

Credit from bank                                5%      41,619            -
Current maturity of long-term loan (1)       16.9%      22,746       19,022
                                                        ------       ------

                                                        64,365       19,022
                                                        ======       ======

     (1) See Note 12.

Note 9 - Trade accounts payable

     Consist of:

                           December 31,
                      ---------------------
                        2003          2002
                      -------       -------
                         $             $
                      -------       -------

Open accounts          60,441        66,811
Cheques payable       136,089        46,258
                      -------       -------

                      196,530       113,069
                      =======       =======

Note 10 - Other accounts payable and accrued liabilities

     Consist of:


                                                        December 31,
                                                   ---------------------
                                                    2003          2002
                                                   -------       -------
                                                      $             $
                                                   -------       -------

Related institutions - Employees and payroll        50,662        41,723
Employee vacation pay                               21,022        15,865
Accrued expenses                                   126,971        83,952
A.T.A Jordan valley Ltd. (1)                        13,912             -
Sundry                                               5,804           531
                                                   -------       -------

                                                   218,371       142,071
                                                   =======       =======

     (1) See Note 14.

                              OrganiTech USA, Inc.
                          (A Development Stage Company)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 11- Other assets/liabilities

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

     B. Severance pay expenses for the years ended December 31, 2003, 2002 and for the period from inception through December 31, 2003 amounted to $11,219, $33,376 and U.S $73,317, respectively.

Note 12 - Long-term loan

                                                                   December 31,
                                                               -------------------
                                                 (1) Annual     2003         2002
                                                  interest     ------       ------
                                                   rate           $            $
                                                 -----------   ------       ------
A. Loan from financial institution in Israeli
   currency                                         16.9%      35,895       56,473

   Less - current maturity                                     22,746       19,022
                                                               ------       ------

                                                               13,149       37,451
                                                               ======       ======



     (1) Linked to the Israeli CPI.

B.   The aggregate maturities of long-term loan at December 31, 2003:

                                                                 $
                                                              -------

                     First year current maturity               22,746
                     Second year                               13,149
                                                              -------

                                                               35,895
                                                              =======

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

               As of December 31, 2003, the total of royalty bearing grants received by the Company from the Office of the Chief Scientist is $381,665.

          (2) In September 2001, OrganiTech Ltd. received an approval for Magnaton Research and Development program through the Office of the Israeli Chief Scientist ("OCS"). Magnaton program reflects a joint venture between OrganiTech Ltd. and the Weitzman Institute (Yeda Research and Development Ltd.) in order to develop new varieties of miniature tomatoes that can be adapted to the GrowTECH 2000 system.

               The OCS participates in 66% of the research and development expenses incurred, subject to a maximum amount of approximately $85,000.

               As of December 31, 2003, OrganiTech Ltd. received from the OCS a payment of $79,160. OrganiTech Ltd. is committed to pay royalties to the Weitzman Institute up to 5% on sales of products developed with the grants participation of the Magnaton program (see Note
               22B).

          (3) In November 2001, OrganiTech Ltd. and a third party -"Agronaut" received approval from the Singapore-Israel Industrial Research and Development ("SIIRD") for funding the development of an updated commercial version of the GrowTECH. SIIRD will participate in 40% of the research and development expenses incurred by OrganiTech Ltd. and Agronaut, limited to a maximum amount of $421,359. As of December 31, 2003 OrganiTech Ltd. has received $252,177 from SIIRD.

               OrganiTech Ltd., and Agronaut are committed to pay royalties to SIIRD ranging from 1.5% to 2.5% on sales of products developed with the grants participation of SIIRD. The commitment for royalty payments to SIIRD is limited to the amount of received participation.

     B.   Distribution agreements

          (1)  In Israel

               In February 2000, OrganiTech Ltd. signed a distribution agreement, whereby it granted Net Alim the exclusive right to market OrganiTech Ltd.'s GrowTECH platforms in Israel. Under the terms of the agreement, Net Alim agreed to purchase two GrowTECH platforms in consideration for $100,000. In March 2000, OrganiTech Ltd. Received an advance payment from Net Alim in an amount of $60,000. In July 2000, OrganiTech Ltd. delivered the two GrowTECH platforms to Net Alim.

               OrganiTech Ltd. and Net Alim negotiated certain claims of Net Alim concerning the GrowTECH platforms delivered and the distribution agreement, see Note 22C(1).

                              OrganiTech USA, Inc.
                          (A Development Stage Company)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 14 - Contingencies, commitments and liens on assets (continued)

     B.   Distribution agreement(continued)

          (2)  In Asia pacific

               (a) On August 27, 2002, the Company and Agronaut signed a co-operation agreement, whereby the Company granted Agronaut exclusive rights to sell and distribute the Company's systems for 10 years within Singapore; and during 6 years within Korea, Taiwan and other countries within South East Asia, as well as, non exclusive distribution rights in the rest of the Asia region. Pursuant to the co-operation agreement Agronaut is committed, in order to retain its exclusive rights, to sale at least 6% out of the total worldwide sales of the Company.

               (b) Pursuant to the co-operation agreement, the Company granted Agronaut with the option to purchase during eight months upon signing the co-operation agreement, 20 systems produced by the Company at cost price, provided that the Company complete full upgrading of 2 beta systems installed in Singapore within 2 month following signing the co-operation agreement.-see(c) below.

               (c) Pursuant to the co-operation agreement, Agronaut will be entitled for its investment in marketing and distribution efforts during the first year of the co-operation agreement, evaluated by the parties to $800,000, subject to security purchase agreement to be signed by the parties, to a consideration of 800,000 shares of common stock to be issued by the Company and placed with escrow agent who will transfer such shares to Agronaut on a pro-rata quarterly bases during the first year of the corporation agreement. Such agreement as not been signed yet.

                    On May 14, 2003, the Board of Directors of the Company authorized the Company to issue 800,000 shares of common stock to Agronaut out of which 600,000 shares of common stock were transferred to Agronaut in consideration for its investment of $600,000 in marketing and distribution expenses pursuant to the co-operation agreement.

               (d) Pursuant to the co-operation agreement Agronaut was granted with option that was in effect two weeks following the date of the co-operation agreement (the option expired on September 10, 2002), to purchase 3 systems of the Company for a consideration of $300,000, and to increase the consideration mentioned in (c) above by additional 300,000 shares of common stock of the Company.

                              OrganiTech USA, Inc.
                          (A Development Stage Company)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 14 - Contingencies, commitments and liens on assets (continued)

     C. In July 2000, the Company signed a memorandum of understanding ("MOU") with a Singaporean company ("Agronaut"), whereby the Company committed to sell two beta version GrowTECH platforms ("GrowTECH platforms") in consideration for $50,000 each. The Company received an advance of $100,000 for two GrowTECH platforms, which were delivered during June 2001. The parties agreed upon the followings:

          (1) Experimental stage of the two GrowTECH platforms for six months commencing upon delivery.

          (2) Agronaut will be released from its obligations under MOU, should the GrowTECH platforms show unsatisfactory production capabilities, as agreed upon between the parties.

          (3) In the event that Agronaut is released from its obligation, the Company will refund $75,000 to Agronaut upon receiving of the two GrowTECH platforms. As of December 31, 2003 the $75,000 has been included in deferred revenue on the balance sheet.

          The Company has not received the acceptance approval by Agronaut in respect of such two GrowTECH platforms.

     D. On December 1, 2001, the Company and Agronaut signed an agreement to incorporate, subject to obtaining sufficient government and/or private funding, a 50%-50% joint venture in Singapore with authorized share capital of 100,000 Singapore dollars to be engaged in the Agro-Technologies field under the name of "OrganiTech Asia". On December 15, 2001, OrganiTech Asia has been incorporated.

          No significant activities were record in OrganiTech Asia since its incorporation.

     E. On December 31, 2002, OrganiTech Ltd. and Ocean Culture Ltd. a Company controlled by lior Hessel - shareholder and CEO of the Company, entered into an agreement whereby, OrganiTech Ltd. will develop a prototype of the GrowTECH platform for ocean culture at a consideration of $15,000 in cash and $35,000 to be paid by the issuance of 15,272 shares of Ocean Culture, following the issuance of such shares, 18% out of the outstanding issued share capital of Ocean Culture.

          As of December 31, 2003, the Company have received $5,000 down payment by Ocean Culture Ltd and have included it in deferred revenue on the balance sheet.

     F. On June 1, 2003, OrganiTech Ltd. relocated its operations to Yokneam, Israel and signed a 3 years rental agreement for its premises.

          Minimum future payments due under the Company's current rental agreements (excluding the extension option) are as follows:

                                                       $
                                                  ----------

                                  2004               17,400
                                  2005               17,400
                                  2006               10,150
                                                  ----------

                                                     44,950
                                                  ==========

                              OrganiTech USA, Inc.
                          (A Development Stage Company)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 14 - Contingencies, commitments and liens on assets (continued)

     G. On July 1, 2003 the Company and Mr. Simon Zenaty ("Simon") signed a management agreement, whereby Simon will invest up to 100 hours per month in working with the Company, in consideration for management fee at the amount of $4,000 per month.

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

          As of December 31, 2003 Mr. Simon Zenaty has accrued $24,250 including interest, which was convertible into 115,027 of the Company's common shares, see Note 22D (1).

     H. On July 17, 2003, the Company and its wholly owned subsidiary company OrganiTech Ltd., signed a memorandum of understanding ("MOU") with Netafim (A.C.S) Ltd. cooperative society incorporated under the laws of the State of Israel ("Netafim") which was approved by the Company and OrganiTech Ltd. Board of Directors, whereby:

          At the first period - from execution of the MOU and not later than December 31, 2003.

          (1) Netafim will finance the operations of OrganiTech Ltd. until December 31, 2003 in the amount of $100,000, according to an agreed upon business plan, detailed working plan and budget (the "Netafim's Capital"). Netafim's Capital will be used only for OrganiTech Ltd.'s operations and will not serve to pay any debts or liabilities of the Company.

          (2) Upon execution of the MOU and through December 31, 2003, Netafim will also provide services as described in the MOU to OrganiTech Ltd. at an agreed upon cost based on fair market value to be determined in accordance with Netafim's prices to other Netafim's affiliates.

          (3) In consideration for Netafim's Capital, as well as, the cost of the services to be provided by Netafim, OrganiTech Ltd. shall issue, no later then December 31, 2003, shares to Netafim ("First Period Shares"), at a price per share based on OrganiTech Ltd. post-money valuation of $1,176,471 ("Share Price"). Netafim will have full-ratchet and anti-dilution protection if OrganiTech Ltd. issues any shares or convertible securities at a price lower than the share price.

               As of December 31, 2003, the Company did not issue any shares to Netafim.

          (4) In the event that Netafim chooses to terminate the MOU pursuant to the provisions set forth in the MOU, any and all Netafim's Capital, as well as, the cost of services invested in OrganiTech Ltd. up to such termination event, shall be considered to constitute a loan linked to the $ exchange rate and bear interest at an annual rate of 5%, to be repay by OrganiTech Ltd. to Netafim on 6 monthly equal installments, the first of which shall be paid within 30 days from the date of the MOU termination, see
               Note 13.

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

          (2) The Second Period Shares will be held in escrow to be released on a monthly pro-rata basis to an aggregate amount of $500,000 cost of services, including the cost of the services to be provided by Netafim during the First Period, through 31 December 2006. Notwithstanding the foregoing, Netafim will have full voting control of the Second Period Shares, as long as Netafim does not default on the supply of the services.

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

          (3) The MOU is subject to termination of all of the distribution agreements and MOU's signed by OrganiTech Ltd. and the Company and subject to termination of the Private placement signed by the Company.

          On December 31, 2003, the memorandum of understanding with Netafim has expired. As of the balance sheet date Netafim has financed pursuant to the MOU $22,666 of OrganiTech Ltd. activities, see Note 13 and Note 22D (2).

     I. On September 2003 the Company renewed its directors and officers' insurance policy that cover, subject to the Israel law and Jurisdiction, in management's opinion, all reasonable risks up to $1 million. This insurance policy is for a period of one year ended September 2004 with annual cost of premium to the Company of approximately $29,500, see Note 22D(3).

     J. On November 4, 2002, OrganiTech Ltd. and other third party have completed the foundation of a 50% - 50% Israeli joint venture corporation in the name Hydrophonic greens Ltd. Hydrophonic greens Ltd. will purchase, exclusively from OrganiTech Ltd., equipment for Hydrophonic system growth, worth of approximately $50,000, and agronomic services, technical support and administrative services. Pursuant to the parties understanding Hydrophonic greens Ltd. will examine commercial options to market spices and founding at regional marketing centers.

          To date Hydrophonic Greens Ltd. is an inactive.

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

          To date OrganiTech Finland as not been incorporated.

     L.   Sales commitments

     a. On December 2002, OrganiTech Ltd. and 2 other third parties have completed the foundation of 33.1/3% each Israeli joint venture corporation in the name A.T.A Jordan Valley Ltd. ("ATA"). OrganiTech Ltd. granted ATA, under certain conditions, exclusive agency rights within Israel for Company's systems.

          As of December 31, 2003 and 2002, OrganiTech Ltd. has accumulated cost at the amount of $50,240 and $7,927, respectively for ATA's GrowTECH 2500 system installed at ATA site, see Note 6 and Note 22E(1).

          In December 2003, the joint venture partners singed a memorandum whereby:

          1.   ATA's GrowTECH 2500 will remain OrganiTech Ltd. property.

          2. OrganiTech Ltd. will purchase all of ATA outstanding share capital at approximately $40, such that following the transaction OrganiTech Ltd. will holed 100% of ATA outstanding share capital.

          3. OrganiTech Ltd. will support ATA financially, to ensure the repayments of $13,912 ATA owed to the other partners, see Note 10.

          4. Levi Farms (one of the 2 other third parties ATA was founded with), which on his property the GrowTECH 2500 system was set up, will be entitled to use the system until December 31, 2004. For this usage, it will pay the Company $23 per month.

          5. No later then September 30, 2004, Levi Farms was obligated to notify OrganiTech Ltd. about his intentions regarding the purchase of that system.

               In the event that Levi Farms will waive the purchase opportunity, OrganiTech Ltd. will be entitled to use the system on his property for another 5 years.

     b. On March 2003 ATA established a joint company to be held at 25% by ATA and 75% by third party in the name of A.A.G Eilat Ltd.

          On March 2003, OrganiTech Ltd. supplied a GrowTECH 2500 system to ATA to be installed at A.A.G Eilat Ltd. Site, for purchase price of $100,000, OrganiTech Ltd. did not recognized revenue from this sale transaction as collectability is not reasonably assured and the technical acceptance from the customer was not received.

          As of December 31, 2003, OrganiTech Ltd accumulated costs at the amount of $62,285, included in inventory, which relate to this system installed at A.A.G Eilat Ltd. site.

Note 15 - Liabilities secured by lien on assets

     To secure the Company's liability to third party financial institution, at the amount of $35,000, as of December 31, 2003, the Company pledged on behalf of the third party financial institution, with a first and fixed lien on 6 of the Company's vehicles, with depreciated cost of $49,281 at December 31, 2003, see Note 12.

                              OrganiTech USA, Inc.
                          (A Development Stage Company)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 16 - Share Capital

     A. In July 1999, OrganiTech Ltd. sold 4,790,000 of its common shares at a price of approximately $0.00004 per share, for a consideration of $169.

     B. In October 1999, OrganiTech Ltd. sold 684,000 of its common shares at a price of approximately $0.03 per share, for a consideration of $21,000.

     C. In October 1999, OrganiTech Ltd. sold 489,000 of its common shares at a price of approximately $0.19 per share, for a consideration of $93,440.

     D. In April 2000, OrganiTech Ltd. sold 684,000 of its common shares at a price of approximately $0.08 per share, for a consideration of $55,544.

     E. In June 2000, OrganiTech Ltd. sold 853,000 of its preferred shares at a price of approximately $1.14 per preferred share, for a consideration of $973,000. After giving effect to the reverse acquisition, discussed in Note 1B, these preferred shares were cancelled ("the cancelled shares").

     F. In January 2001, the Company issued 7.5 million common shares in exchange for all of the outstanding ordinary shares of OrganiTech Ltd. not already owned by the Company.

          These 7.5 million shares are reflected in the share issuance mentioned in paragraph A-E above.

     G. On January 2001, The Company issued 4,453,000 shares of common stock at the price of approximately $0.51 per share, for a consideration of $2,266,000.

          This share issuance net of the cancelled shares mentioned in E above, reflects the issuance by the Company to its shareholders prior to the reverse acquisition, see Note 1B.

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

     I.   Private placement

          On June 16, 2002, the Company entered into a private placement agreement with third party ("investor"), with respect to the issuance of 5,500,000 shares of common stock, at a price of $. 0.363 per share, and granting to the investor options to purchase 188,179 shares of common stock at an exercise price of $0.0001 per share; and 46,242 shares of common stock at an exercise price of $1 per share; represent after giving effect to their issuance 33.1/3 % of the Company's outstanding share capital on a fully diluted basis.

          On June 16, 2002, The Company and the investor, signed on amended schedule to the private placement agreement, whereby:

          (1) The aggregate proceed of $2 million shall be paid to the Company by the investor over a period of 25 months, commencing August 2002.

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

          (5) The investor will be entitled to management fees equivalent to the salary cost of the Company's CEO - approximately $8,000 per month.

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

          On May 27, 2003, the Company and the investor signed an "End of Commitments Agreement", whereby:

          (1) For the amount of $225,000 that was paid by the investor during 2002, the Company agreed to instruct the escrow agent to transfer to the investor a total of 618,812 shares of common stock (for the amount of $100,000 the Company recorded issuance of 275,000 shares of common stock on October 2002 and for the amount of $125,000 the Company recorded issuance of 343,812 shares of common stock on May 2003), out of the 5,500,000 shares held by the escrow agent, representing an applicable purchase price of $0.3636 per share.

          (2) For management services and other payments made by the investor on behalf of the Company equal to $143,000, the Company agreed to instruct the escrow agent to transfer to the investor a total of 794,444 shares of common stock (the Company instructed the escrow agent to transfer to the investor a total of 143,009 shares of common stock on May 20, 2003 and 651,435 shares of common stock on Jun 20, 2003), out of the 5,500,000 shares held by the escrow agent, representing an applicable purchase price of $0.18 per share

          (3) The investor agreed to exercise the option to purchase 188,179 shares of common stock at an exercise price of $0.0001 per share, and the Company agreed to instruct the escrow agent to transfer to the investor a total of 188,179 shares of common stock, out of the 5,500,000 shares held by the escrow agent.

          (4) The option to purchase 46,242 shares of common stock at an exercise price of $1 per share will remain outstanding.

          (5) The investor reserve the right to invest in the Company, based on agreed upon price per share of common stock as follows:

               (a) $0.18 for investments that will be made prior to October 10, 2003.

               (b) $0.40 for investments that will be made on October 11, 2003 through December 31, 2003.

          (6) The Company shall have the right to terminate the agreement with the investor for any reason whit prior written notice of 10 days.

          (7) The investor will be entitled to management fees equivalent to a salary cost of $4,000 per month. The investor will have the right to request the Company to exchange the management fee to the Company's' shares of common stock at a price that will be in affect pursuant to the End of Commitment Agreement.

          (8) All previous agreements and understanding between the Company and investor are terminated.

          (9) On June 20, 2003, for the amount of $33,491 that was paid by the investor pursuant to the End of Commitment Agreement, the Company instructed the escrow agent to transfer a total of 186,065 shares of common stock to the investor.

          (10) On September 9, 2003, for the amount of $173,250 that was paid by the investor pursuant to the End of Commitment Agreement, the Company instructed the escrow agent to transfer a total of 962,500 shares of common stock to the investor.

                              OrganiTech USA, Inc.
                          (A Development Stage Company)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 16 - Share Capital (continued)

     I.   Private placement (continued)

          (11) On October 10, 2003, the investor and the Company signed an amendment to the End of Commitments Agreement that extended the dates above mentioned as follows:

               The investor reserved the right to purchase additional 2,750,000 shares based on agreed upon price per share of common stock as follows:

               (a) $0.18 per share for purchases made prior to December 31, 2003.

               (b) $0.40 per share for purchases that will be made on January 1, 2004 through September 30, 2004.

          (12) On November 4, 2003, for the amount of $197,999 that was paid by the investor pursuant to the End of Commitment Agreement as amended, the Company instructed the escrow agent to transfer a total of 1,100,000 shares of common stock to the investor.

          As of December 31, 2003 the investor has accrued $8,000 for management fees, which are convertible into 44,444 of the Company's common shares, see Note 22F (1).

          The Company received proceeds of $187,528 in 2003 and recorded it as Proceeds for future share issuance, included in additional paid in capital, see Note 22F(1).

     J. In November 2003 the Company issued 463,236 shares of common stock to Mr. Ohad Hessel, who exercised options that were granted to him on December 23, 1999, see Note 17B.

     K.   Equity agreement

          On July 15, 2003, the Company and Dutchess Capital Management, LLC ("Dutchess") signed on a term sheet for equity line of credit ("Equity Line") which was approve on July 31, 2003 by the Company's Board of Directors, whereby:

          (1) Dutchess shall be committed to purchase up to $5,000,000 of the Company's shares of common stock ("Stock") over the course of 36 months ("Line Period"), after the date either free trading shares are deposited into an escrow account or a registration statement of the Stock has been declared effective ("Effective Date") by the U.S. Securities and Exchange Commission ("SEC").

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

          Management is of the opinion that there is no assurance that the terms and conditions of the term sheet will not be changed or that such offering will be completed, see Note 22F(2).

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

          (2) On October 1, 2003, the Company entered into 24 month consulting agreement with third party (The - "Consultant"). Pursuant to the consulting agreement the consultant will provide the Company business consulting services for a consideration of 550,000 shares of common stock to be issued by the Company to the consultant at a price of $0.20 per share.

          (3) On October 13, 2003 the Company and MC Services AG ("MC") entered into advising and public relation service agreement which was approved by the Company's Board of Directors on October 27, 2003, for a period of ten months commencing November 1, 2003 at the cost of $155,875 (include additional costs of $8,375).

               The Company may choose to pay in cash or provide shares of common stock at a price computed as the 20 days average closing share price of the months prior to the period in which the services rendered, limited to $0.30 per share.

               As of December 31, 2003, the Company issued 200,000 shares to MC pursuant to this agreement.

               In 2004, subsequent to the balance sheet date, the Company issued 319,583 shares to MC pursuant to this agreement.

          (4) On May, 2003 the Company issued 600,000 shares of common stock to Agronaut in consideration for its investment of $600,000 in marketing and distribution expenses, see Note 14B (2) (c).

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

     B. On December 23, 1999, OrganiTech Ltd. Board of Directors approved a stock compensation program with regard to one employee. The stock options granted under the program permits the employee to purchase 6,000 shares of common stock at an exercise price of New Israeli Shekel 0.01 per share of common stock. The options vest ratably over a four-year period ending in March 2003, and will expire in January 2006.

          The Company and the employee agreed to convert the option to purchase 6,000 OrganiTech Ltd. shares of common stock under this program, into 463,236 shares of common stock of the Company with an exercise price of $0.0001 per share of common stock.

     C. Pursuant to a private placement agreement, signed on June 16, 2002, see Note 16I, the Company granted the investor options to purchase 188,179 shares of common stock at an exercise price of $0.0001 per share, and 46,242 shares of common stock at an exercise price of $1 per share.

                              OrganiTech USA, Inc.
                          (A Development Stage Company)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 17 - Stock Based Compensation (continued)

     D.   A summary of the status of the Company's stock option


                                       December 31,
                                ---------------------------
                                   2003             2002
                                ----------       ----------
                                 Number of ordinary shares
                                ---------------------------

Total number authorized         10,000,000       10,000,000
Total number granted               697,657          697,657
                                ----------       ----------

Available for granting           9,302,343        9,302,343
                                ==========       ==========

Exercised during the year          651,415                -
                                ==========       ==========

Balance outstanding                 46,242          697,657
                                ==========       ==========

     Details of options granted are as follows:

                                   Number of options
Date of granting                         granted               Exercise date         Exercise price
---------------------------------- --------------------    --------------------    ------------------
                                                                                           $
                                                                                   ------------------
December 23, 1999                         463,236             November, 2003                   0.0001

June 16, 2002                             188,179             June, 2003                       0.0001

June 16, 2002 (Exercisable at
December 31, 2003)                         46,242                          -                        1

     E. The Company is committed to grant stock options to certain key employees, subject to the approval of a new stock option plan by the shareholders of the Company, to purchase approximately 1.5 million shares of common stock at an exercise price range from $1 to $4 per share of common stock. A new plan has not yet been approved, and such future option grants is not expected to result in compensation to the grantees based upon current market value of Company's share.

                              OrganiTech USA, Inc.
                          (A Development Stage Company)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 18 - Financing expenses

     Consist of:

                                   Year ended December 31,
                                  ------------------------
                                    2003            2002        * Cumulative
                                  --------        --------        --------
                                      $               $               $
                                  --------        --------        --------

Financing income                    (2,888)        (65,150)       (136,954)
Financing expenses                  33,776          88,537         154,473
Loss from traded securities              -           7,096               -
                                  --------        --------        --------

                                    30,888          30,483          17,519
                                  ========        ========        ========

     *    Cumulative amounts from the Company's inception.

Note 19 - Other Expenses

     Expenses relate to offering of Company's shares in an aborted offering during the years ended December 31, 2003 and 2002 - $15,000 and $12,000, respectively.

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

               The entitlement to the above benefits under the Approved Enterprise is conditional upon OrganiTech's fulfilling the conditions stipulated by the law, regulations published thereunder and the instruments of approval for the specific investment in the Approved Enterprise, including, but not limited to making investments in fixed assets in the approximate amount of 40% of $1,335,000 originally by April 2004. In the event of failure to comply with this condition, the benefits may be canceled and OrganiTech may be required to refund the amount of the benefits previously received, in whole or in part, with the addition of linkage differences and interest. The Company has made efforts in meeting the condition mentioned above, see Note 22H.

                              OrganiTech USA, Inc.
                          (A Development Stage Company)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 20 - Income Taxes (continued)

     C.   Net operating loss carry forwards

          (1) At December 31, 2003, for U.S. income tax purposes the Company had approximately $1,227 thousand of net operating loss carry forwards. Such net operating losses begin expiring in 2014.

          (2) At December 31, 2003, OrganiTech Ltd. had net operating loss carry forwards for Israeli tax purposes of approximately $4,543 thousands. These losses are indexed to changes in the Israeli Consumer Price Index pursuant to inflationary Adjustments Law, 1985, see A above. The net operating loss carry forwards are available to offset future taxable income, if any, for an indefinite period.

          (3) The utilization of the net operating loss carry forwards may be limited due to changes in control.

     D.   Deferred tax assets

          Significant components of the Company's deferred tax assets are as follows:

                                                               December 31, 2003
                                                   -----------------------------------------
                                                    Current       Non-current       Total
                                                   ---------       ---------       ---------
                                                       $               $               $
                                                   ---------       ---------       ---------
Provision for employee vacation                        7,568               -           7,568
Tax loss carry forwards                                    -       2,027,361       2,027,361
Liability in respect of employee rights upon
retirement                                                 -          22,282          22,282
                                                   ---------       ---------       ---------

Total deferred tax assets                              7,568       2,049,643       2,057,211
Less - valuation allowance                             7,568       2,049,643       2,057,211
                                                   ---------       ---------       ---------

Net deferred tax assets                                    -               -               -
                                                   =========       =========       =========

                                                               December 31, 2002
                                                   ------------------------------------------
                                                    Current       Non-current       Total
                                                   ---------       ---------       ---------
                                                       $               $               $
                                                   ---------       ---------       ---------
Provision for employee vacation                        5,711               -           5,711
Tax loss carry forwards                                    -       1,729,957       1,729,957
Liability in respect of employee rights upon
retirement                                                 -          18,243          18,243
                                                   ---------       ---------       ---------

Total deferred tax assets                              5,711       1,748,200       1,753,911
Less - valuation allowance                             5,711       1,748,200       1,753,911
                                                   ---------       ---------       ---------

Net deferred tax assets                                    -               -               -
                                                   =========       =========       =========


          Realization of deferred tax assets is depended on generating sufficient taxable income in the period that the deferred tax assets are realized. Based upon all available information and because the Company's lack of earnings history, deferred tax assets have been fully offset by a valuation allowance.

                              OrganiTech USA, Inc.
                          (A Development Stage Company)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 20 - Income Taxes (continued)

     E.   Reconciliation of theoretical tax benefit to the actual tax benefit:


                                                                          Year ended December 31,
                                                                        ----------------------------
                                                                           2003             2002           * Cumulative
                                                                        ----------        ----------        ----------
                                                                            $                 $                 $
                                                                        ----------        ----------        ----------
Loss before income taxes as reported in the
statement of operations                                                 (1,612,516)         (967,905)       (5,776,071)
                                                                        ==========        ==========        ==========

Theoretical tax on the above amount                                       (580,505)         (348,446)       (2,079,386)

Increase (decrease) in taxes resulting from permanent differences:

Non-deductible  operating expenses                                         319,320             1,992           324,614
Differences in the basis of measurement for
tax purposes and for financial reporting
purposes and other                                                         (42,115)           69,422          (324,710)
                                                                        ----------        ----------        ----------

                                                                          (303,300)         (277,032)       (2,079,482)

Timing differences in respect of which
valuation allowance were recorded against deferred tax asset:

Expenses in respect of employees' liabilities                                5,896              (125)           22,271
Increase in tax valuation allowance                                        297,404           277,157         2,057,211
                                                                        ----------        ----------        ----------

                                                                                 -                 -                 -
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

                              OrganiTech USA, Inc.
                          (A Development Stage Company)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 21 - Transaction and Balances with Related Parties

     The Company conducts transactions in the ordinary course of business with related parties. Transactions and balances with related parties are disclosed in the Company's financial statements and the Notes thereto, see Notes 1B, 5, 10, 13, 16, 17 and 22.

     (1)  Balances with Related Parties

                                              December 31,
                                          -------------------
                                           2003         2002
                                          ------       ------
                                            $             $
                                          ------       ------

          Other accounts receivable       13,672       11,106
                                          ======       ======

     (2)  Transaction with Related Parties

                                        Year ended December 31,
                                         ---------------------
                                           2003         2002       * Cumulative
                                         -------       -------       -------
                                            $             $              $
                                         -------       -------       -------

Compensation, payroll expenses and
related benefits                         237,062       303,830       819,404
                                         =======       =======       =======

Overhead expenses                              -             -        24,624
                                         =======       =======       =======

     * Cumulative amounts from the Company's inception.

Note 22 - Subsequent events

     A.   Loan

          On June 14, 2004, the Company signed a loan agreement with Sh.A.Gali Ltd. ("Gali"), a company under the control of a director, see Note 14G, where by Gali granted to the Company a convertible loan of $100,000 to be repaid in one installment following of 12 months from the granting date. The Loan bears interest at Libor +3 %, to be paid with the principle. Under the Loan agreement the Company committed to issue to Gali following 12 months from the date of granting the loan, 200,000 shares of common stock of the Company as additional financing costs. In The event that Gali choose to convent the loan into an equity investment, the Company will issue Gali 454,455 shares of common stock equivalent to $100,000 computed based upon the fair market value of the Company shares of common stock determined at $0.22 per share. If the Company fails to repay the loan, Gali will be entitled to the issuance of shares of common stock equivalent to $200,000, computed based upon the fair market value of the company's shares of common stock, determined at $0.22 per share of common stock. On March 2005, pursuant to the above loan agreement, the Company issued 200,000 shares to Gali.

     B.   Magnaton Research and Development program

          On May 11, 2004, Yeda Research and Development Ltd. ("Yeda") filed a lawsuit against OrganiTech Ltd. in the amount of $78,020 for the payment of services rendered by Yeda under the Magnaton Research and Development program. On December 21, 2004 OrganiTech had settled with Yeda and agreed to pay the amount of $78,020, see Note 14A (2).

                              OrganiTech USA, Inc.
                          (A Development Stage Company)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 22 - Subsequent events (continued)

     C.   Distribution agreements

          (1)  In Israel

               (a) During April 2005, Net Alim filed a lawsuit against OrganiTech Ltd. in the amount of $276,600. On April 20, 2005 the Company filed a counter lawsuit against Net Alim at the amount of $139,334.

                    It is the opinion of Management and its legal advisor, that any damages with respect of these claims would not have material adverse effect, on the Company's financial statements, see Note 14B (1).

               (b) On September 28, 2004, OrganiTech Ltd. signed a sale agreement for 2 GrowTech 2500 systems to Kibutz Yagur, for a purchase price of $288,000. Kibutz Yagur was granted a first refusal conditional right to purchase additional systems in Israel, in addition to Eilat and Levi Farms rights. On June 29, 2005, the Company had received a technical acceptance letter from the customer and all payments under the agreement paid by Kibutz Yagur.

               (c) On October 29, 2004, OrganiTech Ltd. signed a sale agreement with A.L.A Gush Eilat 2004 Ltd. ("Eilat"), a company controlled by the two partners of A.A.Gush Eilat (See Note
                    14L), for the sale of 10 GrowTech 2500 systems for the purchase price of $1,240,000. Eilat was granted a conditional exclusive right to purchase additional systems in Israel, in addition to Levi Farms and Kibutz Yagur.

                    The first phase of the transaction will include delivery and installation of 3 GrowTech systems at Eilat site for a purchase price of $400,000. The second phase of transaction will be the delivery and installation of additional 7 GrowTech systems for a purchase price of $840,000.

                    The commitment of Eilat to order the additional 7 GrowTech 2500 systems is subject to their satisfactory with the completion of the first phase.

                    On June 2005, the Company started with the installation works in Eilat site. As of July 2005, the Company received $300,000 regarding the first phase of the agreement, the remaining balance will be paid with the end of the installation work.

          (2)  In the United Kingdom and Republic Ireland ( " British Isles ")

               On January 15 ,2004, OrganiTech Ltd. signed Purchase agreement with Van dijk limited cooperative society ("Van Dijk") incorporated under the laws of Ireland , whereby:

               (a) OrganiTech Ltd. will sell to Van dijk two systems for a consideration of 258,000 Euros. Subject to the provisions set forth in the agreement.

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

                              OrganiTech USA, Inc.
                          (A Development Stage Company)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 22 - Subsequent events (continued)

     C.   Distribution agreements (continued)

          (2) In the United Kingdom and Republic Ireland ( " British Isles ") (continued)

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

          On November 14, 2004, the Company had received a technical acceptance letter from the customer and all payments under the agreement paid by Van Dijk.

     D.   Contingencies and commitments

          (1) On February 28, 2005, the management fee agreement with Mr. Simon Zenaty was terminated. The Company paid the fees for the last two months of the agreement in cash and the Deferred fees for December 31, 2004 were paid on May 2, 2005 by the issuance of 652,059 shares of the Company's common shares, See Note 14 (G).

          (2) On December 20, 2004, the Company and Netafim agreed that OrganiTech will return the loan to in 5 equal installments of 4,000 Euro each commencing February 1, 2005, See Note 14 (H).

          (3) Effective June 30, 2004 the Company decided on termination of this insurance policy. The Company is committed to indemnify its directors and executive officers, to the extent permitted by law, in respect of any monetary obligation imposed in favor of third party and reasonable legal expenses expended or charge to any of them, See Note 14 (I).

                              OrganiTech USA, Inc.
                          (A Development Stage Company)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 22 - Subsequent events (continued)

     E.   Sales commitments

          (1) On December 15, 2004, The A.T.A board of directors decided to transfer all shares to OrganiTech Ltd. OrganiTech will refund $13,912 to the other owners, such that OrganiTech Ltd. will own 100% of ATA outstanding share capital, see Note 14 (L).

               On December 30, 2004, OrganiTech Ltd. had received an acceptance letter from Levi Farms for the project and, therefore, recognized all revenues and costs, see Note 14 (L).

          (2) On November 4, 2004, the Company had signed the first sale agreement, with a very respected, government supported, Germen R&D institute, of a Bio-Tech system based on OrganiTECH's GrowTECH(TM)2000 and PhytoChamber(TM) for the selling price of 122,000euro.

               In March 2005, the Company delivered the systems and the first payment at the amount of 48,000euro.

          (3) On May 18, 2005, OrganiTech Ltd. signed a sale agreement of 2 GrowTech 2500 system to Partnership (two partners are Lior Hessel, CEO of the Company, and Simon Zenaty with two more partners in this partnership), for purchase price of $400,000. The purchaser is in the business of growing fruits and vegetables in New Jersey. The systems will remain OrganiTech's property until full payments executed for each system. OrganiTech grants the purchase exclusivity for N.J for a period of 1 year since the signing date of this agreement.

               As of July, 2005 OrganiTech Ltd. received down payment of $30,000 and no revenue was recognized.

          (4) On June 26, 2005, the Company signed a sale agreement with ZAO - Sad-Gigant Kholod ("ZAO") for the sale of equipment and installation of the GrowTECH 2500 for the selling price of $2,726,700.

               The amount of $818,010, being 30% of the total value of the agreement, shall be paid within 10 banking days of the date of signing of the present Contract.

               The amount of $818,010, being 30% of the total value of the agreement, shall be paid after OrganiTech Ltd. provides a confirmation of the 50% readiness of the Equipment for shipment.

               The amount of $818,010, being 30% of the total value of the agreement, shall be paid after ZAO notifies about the receipt by the latter from OrganiTech Ltd. of the Equipment.

               The amount of $272,670, being 10% of the total value of the Contract, shall be paid after OrganiTech provides the original Certificate of Acceptance and putting the equipment into Operation signed by ZAO and OrganiTech.

               In addition, the Company committed to pay commission of 10% from the total sale agreement.

               As of July 2005, the Company received a $818,010 down payment and paid a $73,797 commission pursuant to this agreement.

     F.   Share Capital

          (1)  Private placement

               On January 6, 2004, pursuant to the End of Commitment Agreement, the Company instructed the escrow agent to transfer 1,100,000 shares of common stock to the investor. On February 28, 2005, the management fee agreement was terminated. The Company paid the fees for the last two months of the agreement in cash and the deferred fees through December 31, 2004 were paid on May 2, 2005 by issuance 452,174 shares of the Company's common shares, see
               Note 16 (I).

               As of July 2005, pursuant to the End of Commitment Agreement, the Company instructed the escrow agent to transfer a total of 4,950,000 shares of common stock to the investor, see Note 16
               (I).

                              OrganiTech USA, Inc.
                          (A Development Stage Company)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 22 - Subsequent events (continued)

     F.   Share Capital (continued)

          (2)  Equity agreement

               As of July 2005, the Company has not yet executed the Equity Line, see Note 16 (K).

          (3) On April 29, 2004, the Company issued 100,000 shares of common stock to Phillips Nizer in consideration for legal services rendered of $18,000.

          (4) On October 21, 2004, OrganiTech Ltd. entered into 4 month consulting agreement with third party (The - "Consultant"). Pursuant to the consulting agreement the consultant will provide the Company financial consulting services for a consideration of $2,500 per month and $1,500 in option to purchase shares of common stock to be issued by the Company to the consultant at a price of $0.23 per share.

               The consulting agreement was terminated at the end of February 2005 and On May 2, 2005 the Company issued 33,000 of the Company's common shares to the Consultant.

          (5) On August 1, 2004, the Company and an investor agreed that the investor will invest $25,000 in the Company in exchange for the issuance of 100,000 shares of common stock, at a price of $0.25 per share.

               On May 2, 2005 the Company issued 100,000 shares of common stock to this investor.

          (6) On May 2, 2005, pursuant to a securities purchase agreement with H.M. Shingut Ltd. that agreed on December 12, 2004, the Company issued 17,950 shares to H.M. Shingut at an approximate price of $0.25 per share. The Company raised $4,487 from the sale of these common shares.

          (7) On December 21, 2004, the Company had issued a convertible promissory note to Clal with the principal amount of $100,000 bearing an annual interest at a rate equal to the prime rate of Bank of America, N.A as of the repayment date plus 5%. The repayment date was said to be a date notified to the Issuer by the Purchaser, but in no event be prior to January 31, 2005 and no later than December 31, 2005. The Purchaser of the note had the option to convert the principal amount into an equity investment in the Issuer. Since than, the Issuer and the Purchaser were in negotiation for a PIPE (Private Investment in Public Entity) transaction.

               The structure of the PIPE of $1,000,000 for 4,000,000 shares of common stock at $0.25 per share, and options as follows: Options type A for 2,000,000 shares of common stock valid within 360 days from the closing date (or 3 months from the registration of the above mentioned shares, the latest) for an exercise price of $0.75. Options type B for 2,000,000 shares of common stock valid within 540 days from the closing date (or 3 months from the registration of the above mentioned shares, the latest) for an exercise price of $1.00 or, in the last 30 days of the options, at 10% discount from the quoted price. The company is obligated to do its best efforts to register the shares within reasonable time. The use of the investment proceeds is for general corporate purposes, working capital, further developing and commercializing of the GrowTech systems.

               On February 20, 2005, the PIPE transaction was completed and the note was converted to equity, as part of the $550,000 financed.

               On June 28, 2005, a new investor under The PIPE structure financed $50,000.

                              OrganiTech USA, Inc.
                          (A Development Stage Company)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 22 - Subsequent events (continued)

     G.   Stock Based Compensation

          On May 31, 2005, the Company's management decided to grant options under the Stock Option Plan ("SOP") for Company's executives, directors and key employees that the Board of Directors approved on May, 2005.

          The Company has reserved 22,000,000 shares of common stock for issuance pursuant to SOP. The Board of Directors approved to grant 1,350,000 options to Company's executives, directors and key employees.

          The SOP provides that no option may be granted at an exercise price less than the fair market value of the common shares on the date of grant and no option can have a term in excess of ten years. No options have been granted pursuant to the SOP.

     H.   The Law for the Encouragement of Capital Investment, 1959

          As of December 31, 2004, the Company has invested in the Approved Enterprise only $164,106 in fixed assets. Therefore, the Company had applied for a two year extension with regard to the completion of the original terms. At this stage, it is not yet clear whether OrganiTech will be able to meet with all the necessary requirements or whether it will receive an extension until December 2005.