Form 10KSB
period 2004-12-31
ORGANITECH USA INC
filed 2006-03-30
CIK 832810

STATES UNITED
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB

                Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934
                                   (Mark One)
               [ X ] Annual report pursuant to section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                   For the fiscal year ended December 31, 2004

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

                               Yes [_]     No [X]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-KSB or any amendment to this Form 10-KSB. [_]

The issuer's revenues for the fiscal year ending December 31, 2004 were:
$376,799.

The aggregate market value of the registrant's voting and non-voting common equity held by non-affiliates of the registrant as of December 31, 2004 was $2,740,173 based upon the closing price of the registrant's common stock.

As of December 31, 2004, the issuer had 18,267,819 shares of its common stock outstanding, not including 550,000 shares of common stock that are being held in escrow pending the completion of a private placement transaction and 200,000 shares of common stock that are being held by the Company.

                      Transitional Small Business Format:

                               Yes [_]     No [X]

                              OrganiTECH USA, Inc.
                            Form 10-KSB Annual Report



                                TABLE OF CONTENTS



Cautionary Statement on Forward Looking Statements

         Part I

Item 1   Description of Business
Item 2   Description of Property
Item 3   Legal Proceeding
Item 4   Submission of Matters to a Vote of Security Holders

         Part II

Item 5   Market for Common Equity and Related Stockholder Matters
Item 6 Management Discussion and Analysis of Financial Condition and Results of Operation

Item 7   Selected Financial Data
Item 8   Financial Statements
Item 8A Change in and Disagreements with Accountants on Accounting Financial Disclosure
Item 8B  Controls and Procedures

         Part III

Item 9 Directors and Executive Officers of the Registrant; Compliance with Section 16(a) of the Exchange Act.
Item 10  Executive Compensation
Item 11  Security Ownership of Certain Beneficial Owners and
         Management and Related Stockholder Matters
Item 12  Certain Relationships and Related Transactions
Item 13  Exhibits
Item 14  Principal Accountant Fees and Services

Signatures

Exhibits

               CAUTIONARY STATEMENT ON FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements (Forward-looking statements are typically identified by the words "believe," "expect", "intend", "estimate" and similar expressions). Those statements appear in a number of places in this report and include statements regarding the Company's plans, objectives, expectations and intentions. Except for historical matters, the matters discussed are forward-looking statements, which reflect the Company's current views with respect to future events and financial performance. In particular, these include statements relating to the development of products, future revenues, capital expenditures, research and development expenditures, future financings and collaborations, personnel, manufacturing requirements and capabilities, and other statements regarding matters that are not historical facts or statements of current condition (hereon "Cautionary Statements"). Various risk factors could cause actual results to differ materially from historical or anticipated results. The accompanying information contained in this report, including the information set forth under "Management's Discussion and Analysis of Financial Condition and Results of Operations", identifies important factors that could cause such differences. These forward-looking statements are subject to certain risks and uncertainties which could cause actual results to differ materially from historical results or those anticipated. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. All subsequent written or oral forward-looking statements attributable to us or persons acting on the Company's behalf are expressly qualified in their entirety by the Cautionary Statements.

                                     PART I


ITEM 1 DESCRIPTION OF BUSINESS


The Company is a Delaware corporation, incorporated in 1981 (organized as a Colorado corporation on December 8, 1981, see further on in 'Corporate History') and leading in offerings a "Hydroponics Growing Factory". The Company designs, develops, manufactures, markets and supports Hydroponics solutions and platforms for the Agriculture and Life-Science industries, enabling the growth of leafy vegetables in a highly economic, clean and automated surrounding, making optimal use of resources such as water, energy, labor and land.

The Company's core business is conducted primarily through its wholly-owned subsidiary, OrganiTECH Ltd. ("OrganiTECH"), a company organized under the laws of Israel. OrganiTECH operates mainly in the Agriculture Industrialization arena. Since its formation in 1999, it has been developing, producing and marketing its leading proprietary technology and its leading products are:

a) GT2000 - a Self-contained, portable, robotic, sustainable agricultural platform designed to automatically seed, transplant, grow and harvest commercial quantities of hydroponics, pesticide free, green leaf vegetables. It has yet to be matured and additional development work is still required before its full commercialization.

b) GT2500 - the Company's leading product - a fully automated , computerized controlled Hydroponics sustainable greenhouse designed to grow and harvest commercial quantities of hydroponics, pesticide free, green leaf vegetable while making optimal use of resources such as water, energy, labor and land

CORPORATE HISTORY

The Company was initially organized as a Colorado corporation on December 81981, under the name Triangle, Inc. ("Triangle"), for the purpose of evaluating, structuring and completing a merger with, or acquisition of, prospects consisting of private companies, partnerships or sole proprietorships. Since its formation, the Company has undergone numerous transitions and changes in its development and business strategies, as well as its name.

In 1989, Triangle closed a public offering of its common stock and warrants to purchase its common stock and was funded as a "blank check" company.

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

On October 18, 2000, pending shareholder approval, the Company entered into a Share Exchange Agreement with OrganiTECH (the "Share Exchange Agreement"( whereby OrganiTECH shareholders would exchange 100% of the issued and outstanding shares of OrganiTECH's capital stock in exchange for no less than62.5% of issued and outstanding shares of common stock of the Company.

On January 16, 2001, the Company changed its state of incorporation from Colorado to Delaware. This change in its state of incorporation was approved by a vote of the requisite number of holders of outstanding shares of common stock of the Company at a special meeting of shareholders held on January 5, 2001 at the offices of the Company (the "Special Meeting").

At the end of January 2001, following shareholder approval for the transaction at the Special Meeting, the Company consummated the Share Exchange Agreement with OrganiTECH. The Company issued 7.5 million shares of common stock to OrganiTECH shareholders in exchange, and as consideration, for all of the outstanding shares of capital stock of OrganiTECH not owned by the Company. No cash was exchanged in the transaction. As a result of the Share Exchange Agreement, OrganiTECH became a wholly-owned subsidiary of the Company and OrganiTECH's selling shareholders became the owners of approximately 67.57% of the Company's common stock. Accordingly, the foregoing business combination is considered a reverse merger. As such, for accounting purposes, OrganiTECH was considered to be the acquirer while the Company was considered to be the acquired. Therefore, the comparative figures set forth are those of OrganiTECH.

In March 2001, the Company changed its name to "OrganiTECH USA, Inc." to more accurately reflect the Company's new focus on its agricultural applied engineering initiatives.

In December 2002, OrganiTECH formed A.T.A. Jordan Valley Ltd. ("A.T.A"), a new one-third owned subsidiary with Mr. Tzion Levy and Ziv Electronic Systems Ltd. The new company was founded in order to handle marketing activities of OrganiTECH's products in Israel. On December 31, 2003, OrganiTECH signed agreements with both partners for the sale of all their shares in A.T.A. to OrganiTech for the price of 1 NIS. The transfers were approved by A.T.A's board of directors on December 15, 2004, following which OrganiTECH became the sole shareholder of A.T.A.

On April 14, 2005, the shares of the Company's common stock were de-listed for further quotation on the OTC Bulletin Board as a result of its failure to file a complete Form 10-KSB for the period ended December 31, 2003, accompanied by an independent auditor opinion, and the Company's shares are now quoted on the Pink Sheets Electronic Quotation Service, under the symbol ORGT.PK.

On January 1, 2006, the Company appointed Ms. Rachel Ben-Nun to serve as the Company's chief executive officer. On February 1, 2006, the Company appointed Mr. Yaron Shalem to serve as the Company's chief financial officer.

INDUSTRY OVERVIEW

There are several key factors that influence on the over whole demand for hydroponics systems, as follows:

WORLDWIDE DEMAND FOR GREEN LEAVES PRODUCTS IS RAPIDLY INCREASING

By the year 2030, the world's population is projected to reach an estimated 8 billion people - approximately 2 billion more than today. Additionally, during the next 50 years, worldwide demand for green leaves vegetables is expected to triple as the amount of arable land decreases by one half. Advances in technology are expected to continue to assist producers in increasing their overall productivity.

MOVING TO VEGETABLES-BASED NUTRITION

Lately, an additional new trend can be identified, especially in the Western world - the growing demand for Vegetable based nutrition over other nutrition components such as Proteins. Demand for vegetables in general and for green leaf vegetables in particular, is rapidly increasing and becoming a principal part of every Western meal.

RAPIDLY GROWING DEMAND FOR CLEAN VEGETABLES WITH EXTENDED SHELF-LIFE

Lately the Company has identified a new trend of rapidly growing demand for 'high-end', ready to eat vegetables where customers are willing to pay more for cleaner, unnecessary to wash, longer shelf-life vegetables. By using the Company's hydroponics technology, the cultivated vegetables do not require a wash process before packaging and are ready to eat; hence their shelf-life is dramatically increased. Moreover, given a longer shelf-life, distribution to remote areas is possible and new markets are available.

THE NEED FOR SUSTAINABLE AGRICULTURE

The practice of reducing inputs while raising output is a growing trend referred to as "sustainable agriculture". An estimated 30-80 percent of applied nitrogen and pesticides used in the agriculture industry are already lost to the environment. According to many industry experts, one of the most critical elements for agricultural equipment innovations is that they should be guided by ecological considerations that not only increase world food production, but also preserve our non-renewable resources and reduce chemical usage, water scarcity, global warming and ecological implications from fertilizers and increased reliance on pesticides compound. There is a need for innovations that balance the needs of the "natural world" with the insatiable demands of the "human world". Sustainable agricultural technologies, those that reduce input costs, increase yield, and are more "earth friendly", are expected to drive the frontline of growth in the agriculture equipment industry.

THE HYDROPONICS PRODUCTION SYSTEMS

Currently, the global future of glasshouse vegetable production is threatened primarily due to the routine use of plant protection products and the concomitant residues in the harvested produce that, on occasions, exceed Maximum Residue Levels. Attempts to alleviate the problem through surveillance and enforcement monitoring have been largely unsuccessful. The main problem relates to the use of fungicides applied for the control of soil-borne disease.

It is now understood that a move out from the soil into a hydroponics production system could potentially solve many of the current residue problems, increase throughput and ultimately improve the longer-term economic outlook for the crop.

Growers of soil-grown crops are faced with numerous, potentially insurmountable, problems associated with soil-borne pathogens, pests and weeds and the concomitant application of pesticides or plant protection products ("PPP's") which lead, on occasions, to unacceptable residues at harvest. This has recently been made worse due to the revocation of Methyl Bromide as an effective soil sterilant which has exacerbated the need for additional PPPs.

An alternative solution is to modify the cultural conditions in which the crop is growing in order to minimize the risk from pests and pathogens and thereby reducing the need for input of crop protection chemicals; though it is recognized that this is difficult in conventional soil-grown crops. The alternative would be to adopt a novel growing system isolated from the soil. This is where OrganiTECH's growing system enters the equation offering growers novel, environmentally friendly growing units and methods.

THE COMPANY'S STRATEGY

The Company's goal is to be a world's leading provider of Hydroponics solutions and systems to the Agriculture and Bio-Tech industries and to change the Agriculture into an industry. Key elements of the Company's strategy include the following:

PRESERVING AND IMPROVING EXISTING DEPLOYMENTS OF OUR PRODUCTS

The Company intends to constantly preserve and improve its existing deployed projects while they serve both as proof that our technology concept works and as a reference point for new customers.

MAINTAIN TECHNOLOGY LEADERSHIP

The Company believes it has established a leading technology position in the market for Hydroponics solutions, and has made it a priority to maintain this position by continuing to make substantial investments in research and development while establishing new strategic co-operations with leading institutions in the agriculture and bio-tech industries. The Company's research and development efforts are mainly focused on (i) improving the existing technology and the Hydroponics - Agronomic know how to achieve higher yields of produce per Hydroponics unit; (ii) expanding its systems into new usages (i.e. new vegetables); and (iii) adjusting and adapting its products to the specific requirements of new and different climate environments around the world.

APPROACHING KEY MARKETS OPPORTUNITIES

The Company is in the early stage of expanding its marketing and sales efforts, especially where it finds strong competitive advantages and where the potential demand for its products is expected to be high, such as in markets where there is a high cost of transportation or low cost of energy; among growers who wish to increase productivity; in markets where there is a high demand for clean green vegetables and/or long shelf-life vegetables and among food manufacturers who wish to expand their value chain. In general, the Company believes its opportunities are much broader due to the current trends in the industry discussed earlier.

DEVELOP NEW STRATEGIC ALLIANCES AND MARKET PRESENCE

The Company intends to develop and expand its strategic alliances with agents and distributors in different regions around the world, aiming to leverage their experience and market presence to help the Company market its products. Additionally, the Company intends to expand and form new alliances with research institutions to leverage our technology and products into new usages for new industries, especially the Bio-tech.

ORGANITECH PRODUCTS

OrganiTECH offers a "Hydroponics Growing Factory", by using its proprietary technology and combining it with self-contained structures and platforms, enabling the growth of leafy vegetables in a highly economic, clean and automated surrounding, making optimal use of resources such as water, energy, labor and land.

THE GROWTECH 2000(TM)

The Company's first product was the GrowTECH(TM)2000, a unique and patented, state of the art, hydroponics system. It is a low input/ high output, robotic, self-contained, portable, sustainable and controlled agricultural platform, utilizing advanced growth lighting systems, environmental control systems, revolutionary robotics, and management systems, all designed to fully automate the entire cultivation process (Seeding - Germination - Growing - Harvesting) of hydroponics, pesticide free, green leaf vegetables in a closed environment of a standard size container. GrowTECH(TM)2000 has yet to be matured and additional development work is still required before its full commercialization. However, the Company believes that such a patented platform will provide a strong advantage over its competitors and enable the Company to increase research and development efforts for the integration of GrowTECH(TM)2000 technologies into new platforms and products.

THE GROWTECH 2500

The Company's leading product to date is the GrowTECH(TM)2500, an automated platform using GrowTECH(TM)2000 proprietary technology and know-how, and combining it within a greenhouse controlled environment. The GrowTECH(TM)2500 enables the growth of leafy vegetables in a highly economical clean and automated surrounding, making optimal use of resources such as water, energy, labor and land. By integrating OrganiTECH's hydroponics Rotating Field-System
(RFS) technology in GrowTECH(TM)2500, vegetables (i.e. lettuce) float in Styrofoam trays on water tables, which serve as a nutritious solution and a means of transport through the growth process. By automating the seedling and harvesting process, the GrowTECH(TM)2500 enables utilizing the land to the maximum, and increasing produce about 3 times more than conventional greenhouse yields.

GrowTECH(TM)2500 enables year round, high yield production of pesticide free plants with extended shelf-life, while significantly reducing heating and labor costs per plant, the most serious cost-drivers in the greenhouse industry. Although already successfully commercially deployed, the Company intends to continuously invest in the advanced development of GrowTECH(TM)2500, adding and enhancing functionalities while adjusting it to new types of growing and usages. The GrowTECH(TM) 2500 system was first presented at the leading European exhibition for state of the art agriculture and horticulture "Hortifair" in Amsterdam, held in November 2003 and to date few GrowTECH(TM)2500 systems have been installed and are operating successfully in Europe and Israel.

BIO-TECH PLATFORMS

The Company is also developing its PhytoChamber(TM) product, a state of the art, two-chambered, cost-effective hydroponics growth platform designed to maximize and provide optimal growth conditions for certain plants to be used and utilized by the biotechnology industry and researchers. PhytoChamber(TM) is based on the Company's proprietary hydroponics know-how and GrowTECH technology. One PhytoChamber(TM) unit was sold to a German customer during year 2004, however, the product is in its early stage of development and an extensive additional development work is required before achieving commercial maturity.

TECHNOLOGY AND RESEARCH & DEVELOPMENT ACTIVITY

EXISTING PRODUCT LINES

The Company is continuously investing in Research and Development to improve and enhance the existing product lines, especially in order to maximize the yield of produce per each growing unit. The company is researching new applications for the GrowTECH(TM) platforms both for the agricultural and the emerging agricultural-biotechnology spheres.

As part of an on-going process the Company invests time and effort in extending the use of its existing products into new growing projects and also by improving their functionalities. Technical improvements are being made continuously to strengthen the reliability of the systems.

The main goals of the Company's research and development efforts are to:

(i) Improve the functionality of its cultivation platform for green leaf plants, especially the GrowTECH2500,

(ii) Continue the research and development of new platforms through the migration of its existing technologies into new applications, and

(iii) Improve the operational characteristics of the GrowTECH(TM) and the PhytoChamber(TM) products.

The Company believes that technologies incorporated in the GrowTECH(TM) are potentially extendable to the development of a number of other potential applications. These include the cultivation of pharmaceutical plants, herbs, spices, fruits, and flowers, seedling and transplant propagation; and the assisting of biotechnology companies in fields such as molecular farming, transgenic engineering, nutraceutical cultivation, and phytoremediation applications.

NEW PRODUCT LINES

With regards to new product lines, a most interesting application, still to be commercially proven, is tissue culture propagation or more specifically the acclimatization of tissue culture matter. The propagation of tissue culture is the method used in many plants such as strawberries, bananas, tobacco, some houseplants and many other plants. The platform developed for this application is the GrowTECH(TM)3000.

The Company is also in the process of developing a platform to answer market demand in the field of growth platforms for potted products, including the significant market of home plants. The platform that has the ability to provide a cheap and high-quality solution is the GrowTECH(TM)4000.

The GrowTECH(TM)3500 and GrowTECH(TM)4500 are the horizontal versions of the GrowTECH(TM)3000 and GrowTECH(TM)4000 platforms (allowing for deployment in rows in greenhouses, rather than vertical deployment in smaller containers), and therefore are more suitable for geographical areas that can utilize a significant supply of sunlight throughout the year. Once developed, these products will enable the Company to market them in these geographical regions and not be limited only to countries with difficult climate conditions.

INTELLECTUAL PROPERTY

On June 12, 2001, OrganiTECH received a United States patent No. 6243987 for the GrowTECH technology and mechanism, which includes protection for 56 claims covering a wide range of new technologies and designs developed for an automated system that provides a continuous yield of fresh agricultural produce.

On January 21, 2003, OrganiTECH received a United States patent No. 6508033 for a self contained, fully automated robotic crop production facility.

On February 28, 2002, OrganiTECH filed its patent for a self contained, fully automated robotic crop production facility with the European Patent Office (European Patent Application No. 0095965.1), as publication No. 1241927. Based on such application, OrganiTECH filed a similar patent application in Canada.

The Company believes that such patents will provide a strong advantage over its competitors and enable it to increase research and development efforts for the integration of its patented technologies into new platforms and products.

In May 2003, OrganiTECH received a notice of allowance for the "GrowTECH" and "OrganiTECH" trademarks, from the United States Patent and Trademark Office.

RESEARCH & DEVELOPMENT EXPENDITURE

The Company incurs research and development expenses in an effort to reduce manufacturing costs, develop new products and product enhancements, while replacing old technologies with more advanced ones. The Company's research and development expenses for fiscal years ended December 31, 2004 and 2003 were $331,770 and $346,067, respectively.

MARKETING AND DISTRIBUTION

Moving into a new stage of sales and profitability, the Company intends to increase marketing and sales efforts through indirect channels in selected regions. The Company has entered into marketing, distribution and development agreement with distributors, in several territories, for the distribution of the GrowTECH(TM) systems. The Company plans to further increase its marketing and distribution channels in the future as it believes the need for its products is worldwide and its sales volume is directly influenced by the sales and marketing efforts invested.

The Company's direct marketing efforts with respect to the GrowTECH(TM) systems include, among others, sales presentations, developing brochures, exhibitions and other marketing materials and engaging in various forms of public relations. The Company initially introduced and presented the GrowTECH(TM)2500 system in the international Hortifair exhibition held in Amsterdam In November 2003.

The Company's Marketing and Sales expenses for fiscal years ended December 31, 2004 and 2003 were $249,721 and $777,515, respectively.

GOVERNMENT REGULATION

INDUSTRY STANDARD

For Bio-Tech applications, the P-1 and P-2 standards are biological safety regulations that mandate levels of containment in the genetic engineering of plants. As the Company intends to operate in the Ag-Bio field, if required, the GrowTECH(TM) systems can comply with P-1 and P-2 standards under the European Union regulatory standards for use in the cultivation of Genetically Modified Organisms (GMO).

In 2004, the Company didn't incur any expenses in complying with environmental laws and regulations.

GRANTS FROM THE OFFICE OF THE CHIEF SCIENTIST OF ISRAEL

OrganiTECH has received from the Israeli Government, through the Office of the Chief Scientist ("OCS"), certain research and development grants. As a condition to its participation in the funding program of the OCS, OrganiTECH may not transfer the technologies developed using such funds or manufacture its products outside of Israel without the consent of the OCS. Moreover, the OCS grant programs currently in effect require OrganiTECH to comply with various conditions in order for OrganiTECH to continue to be eligible for participation. Also, OrganiTECH is required as well to pay royalties to the OCS in an amount ranging from 3% to 5% (up to the amount of the grants received, which are linked to the U.S. $ and bear annual interest at Libor). of sales from products developed using the grants received from the OCS, which could cause an increase in OrganiTECH's operating expenses. OrganiTECH anticipates that for so long as such grants continue to be available, it will likely seek from time to time to utilize such grants. As of the date of this report, the total of royalty bearing grants received by OrganiTECH from the OCS is $407,106.

APPROVED ENTERPRISE STATUS

In April 2001, OrganiTECH was granted a status of an Approved Enterprise under the Israeli Encouragement of Capital Investments Law, 1959 ("Approved Enterprise"). During the period of benefits, the income derived from the Approved Enterprise status will be tax-exempt for a period of ten years, commencing with the first year the Approved Enterprise generates taxable income. Notwithstanding the foregoing, the benefits will expire in the year 2015. In the event that OrganiTECH distributes cash dividends from income that was tax-exempt, OrganiTECH would have to pay to the Israeli tax authorities between 10% to 25% (depending on the level of foreign investment in OrganiTech) of the amount of cash dividends distributed.

The entitlement to the above benefits under the Approved Enterprise is conditional upon OrganiTECH's fulfilling the conditions stipulated by the law, regulations published thereunder and the instruments of approval for the specific investment in the Approved Enterprise, including, but not limited to making investments in fixed assets in the approximate amount of $1,335,000. In the event of failure to comply with this condition, the benefits may be canceled and OrganiTECH may be required to give up the benefits previously received, in whole or in part. OrganiTECH has made efforts in meeting the applicable conditions, however, given the fact that, as of December 2004, it has invested only $164,106 in fixed assets, OrganiTECH plans to approach the governmental agency responsible and ask for the retroactive revision of the approval in a way that it will be considered as complying with the said conditions.

OTHER ROYALTY OBLIGATIONS

SINGAPORE-ISRAEL INDUSTRIAL RESEARCH AND DEVELOPMENT FUND (SIIRD)

During fiscal year 2001, OrganiTECH entered into a Research and Development grants and royalties arrangement whereby OrganiTECH, together with its Singaporean joint venture partner, Agronaut, is required to pay royalties to the SIIRDF in an amount ranging from 1.5% to 2.5% of sales of products developed with the grants from SIIRDF, such royalties not to exceed the total amount of grants received from SIIRDF. As of the date of this report, the total of royalty bearing grants received by OrganiTECH from SIIRD is $250,505.

THE WEIZMANN INSTITUTE

OrganiTECH is also obligated to pay royalties to the Israeli Weizmann Institute pursuant to a Memorandum of Understanding signed in September 2001 between the parties. The MOU included a development work performed by the Weitzman Institute, for the sales of miniature tomato seeds and OrganiTECH's obligation to pay to the Weizmann Institute royalties in an amount not to exceed 5% of the sales of such miniature tomato plants

PRINCIPAL SUPPLIERS

During fiscal year 2004, the Company's expenses for raw materials, equipment and expenses related to subcontractors were $252,468 which represents 64% of the Company's gross cost of revenues. The Company does not work with one main supplier. The Company purchases its products from approximately 50 suppliers with which it has no long-term purchase commitments or exclusive contracts. During fiscal year 2004, none of the Company's suppliers provided more than 10% of the Company's raw materials. The Company has historically enjoyed a positive experience with its suppliers with respect to supplier fulfillment and retention, and the Company has generally not experienced difficulty in obtaining desired materials from suppliers on acceptable terms.

CUSTOMERS

The Company's existing and target customers are principally farmers who wish to expand their operations or increase productivity, food industry companies seeking to expand their value chain by controlling the growth of leafy vegetables and new entrepreneurs seeking for new business. The Company's first commercial sale was during 2003 (recorded during 2004) and currently the Company has deployed its products at a few customers' locations world wide.

Generally, the Company sells two types of projects: (i) a Turn Key Project for a Hydroponics Growing Factory, in which the Company builds the fully acclimatized controlled greenhouse, and provides the Hydroponics core systems and Hydroponics Agronomic Know-How, and (ii) projects in which the greenhouse is built by the customer and the Company sells only the Automated Hydroponics core systems and Hydroponics Agronomic Know-How, in addition to the greenhouse upgrade. Each project is planned, designed and tailor-made per the customer's specific site-location and requirements that can vary depending on several different factors such as kind of growing, climate and environmental conditions, size of greenhouse, etc.

A typical project has the following stages/milestones: (i) entering into an agreement in parallel to performing a detailed design work planned by the Company's engineers and other experts; (ii) purchasing / assembling / manufacturing of the different systems/components by the Company's manufacturing personnel, (iii) shipment/delivery, (iv) building the greenhouse, (v) installation and integration of automated and computerized systems/components and the Hydroponics systems, (vi) training and guidance by the Company's agronomy experts until the system had completed several cycles of production. A project performance/installation time is generally between one to four quarters.

A typical contract with a customer includes the delivery of product and services, including installation, commissioning, training and maintenance. In addition, the Company generally agrees to provide a warranty for the equipment and software for a limited period of time. The Company's contracts are generally non-exclusive and may contain provisions allowing its customers to terminate the agreement without significant penalties. The Company's contracts may also specify the achievement of shipment, delivery and service commitments. The Company is generally able to meet these commitments.

COMPETITION

The agricultural equipment industry is highly competitive. OrganiTECH's technologies are subject to competition from either other agricultural equipment and technology providers or from other providers of Hydroponics solutions, both which are very few in number worldwide. The Company acknowledges its leading competition over 4 types of technologies:

1. Classic soil-less system which involves inert solid growing media and specialized irrigation systems, where water can be drained to waste (open systems) or re-circulated (closed system);

2. Hydroponics water beds system - deep water beds and growing system where water can be re-circulated.

3. Hydroponics Nutrient Film Technique ("NFT") - shallow nutrient film running in narrow channels, where the plant roots are located. The NFT systems are the most common hydroponics systems in the world. The technology was developed during the late 60's in England and was installed by private growers all over the modern world, mainly in the US, Western Europe and Australia - New Zealand.

4. Other conventional growing methods, either regular greenhouse based growing or soil based field growing.

Many of the Company's potential competitors have substantially longer operating histories, larger installed client bases, greater name recognition, more experience and significantly greater financial, technical, marketing and other resources than the Company.

The Company believes that a wide range of factors, such as productivity, reliability, price, and other unique performance characteristics of OrganiTECH's technologies, differentiate it from its competitors and will be the principal competitive factor expected to affect future sales of the Company's systems. Additionally, the Company believes that its intellectual property will provide it with a strong advantage over its competitors around the world in general and in the United States specifically, and will enable the Company to increase both sales and research and development efforts for the integration of the GrowTECH(TM) technologies into new platforms.

EMPLOYEES

As of December 31, 2004, the Company together with OrganiTECH had 16 employees, all of whom were full-time. As of March 28, 2006, the Company together with OrganiTECH had 19 full time employees. Additionally it is engaged with sub-contractors to reinforce its personnel in the extent needed in several fields of expertise. Management believes that it has an adequate number of employees to support its current operations and projects in process, which are managed partially with subcontractors. OrganiTECH intends to hire additional employees as required, upon additional projects, commercialization of its products and the receipt of additional financing.

ITEM 2 DESCRIPTION OF PROPERTY

The Company currently utilizes, as an interim executive office, the corporate facilities of OrganiTECH, until such time as a North American office is established. The facility, which is in good condition, serves as the corporate, research, and manufacturing facility of OrganiTECH. Located in Yoqneam, Israel, the facility is approximately 2,200 square meters, including office space, an integration hall and laboratory space, as well as 2,000 square meters of yard space. OrganiTECH has a 3 year lease on this property that will end on June 1, 2006 at a rate of $1,450 per month and a contractual option to extend the lease period an additional 24 months that the Company plans to exercise. The Company spent almost $71,000 in renovating the new facility in Yoqneam, as well as in adjusting it to its needs. This sum was financed out of the equity funds it raised over the years.

The change in location during 2003 to Yoqneam was done partially due to the approval it received from the Investment Center of the Israel Ministry of Commerce and Trade to operate a production facility under certain tax exempt conditions. The receipt of such tax benefits is conditional upon OrganiTECH fulfilling certain obligations stipulated by Israeli law, such as moving its operations into a certain geographic area as determined by the Investment Center. If OrganiTECH fails to comply with such conditions, the tax benefits may be canceled and OrganiTECH may be required to refund, in whole or in part, any benefits previously received.

The Company has no real estate investment policies.

ITEM 3 LEGAL PROCEEDINGS

The Company is, from time to time, subject to claims arising in the ordinary course of its business, including patent, product liability and other litigation. In determining whether liabilities should be recorded for pending litigation claims, the Company assesses the allegations made and the likelihood that it will successfully defend the suit. When management believes that it is probable that the Company will not prevail in a particular matter, management then estimates the amount of the liability based in part on advice of outside legal counsel.

To the knowledge of the Company and OrganiTECH, at December 31, 2004, there was no material litigation pending or threatened against the Company or OrganiTECH, or their respective officers and directors in their capacities as such, nor are there any material legal or administrative proceedings to which the Company, OrganiTECH or their respective officers and directors, as such, are a party.

In February 2005, a legal suit was filed with the Haifa Regional Tribunal, Israel, against OrganiTECH by Leami 2000 (96) Ltd. ("Leami") in the amount of approximately $295,000, arising out of the sale of one of OrganiTECH's products for which Leami had paid $60,000 out of the total purchase price of $100,000. Leami claimed that the product had not operated in the manner that it had anticipated and that as a result Leami had suffered damages. OrganiTECH disputes the claim of Leami, and has stated in its defense that the product sold was a product at a development stage and that this fact was clearly stated in the sales contract. On April 20, 2005 OrganiTECH filed a counter lawsuit against Leami in the amount of $148,800 claiming that Leami had not fulfilled its obligations and commitments under the sale agreement signed with OgraniTECH, and by not doing so and taking other actions, it caused OrganiTECH to suffer damages and expenses.

ITEM 4 SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

                                     PART II

ITEM 5 MARKETS FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a)  Market Information.

From March 26, 2001 through April 14, 2005 the Company's common stock, under the symbol "ORGT", was quoted on the OTC Electronic Bulletin Board ("ORGT.OB"). From April 14, 2005, the Company's common stock became ineligible for further quotation on the OTC Bulletin Board and its shares have since been quoted only on the Pink Sheets Electronic Quotation Service ("ORGT.PK").

The current price quotation as of March 28, 2006 was $0.31.

The following table sets forth the range of the high and low closing share price of the Company's common stock for each quarterly period within the past three fiscal years:

              CLOSING SHARE PRICES
PERIOD            LOW     HIGH
------           -----   -----

2003
First Quarter    $0.15   $0.50
Second Quarter   $0.18   $0.38
Third Quarter    $0.13   $0.20
Fourth Quarter   $0.15   $0.51

2004
First Quarter    $0.27   $0.46
Second Quarter   $0.19   $0.40
Third Quarter    $0.14   $0.25
Fourth Quarter   $0.12   $0.18

2005
First Quarter    $0.16   $0.38
Second Quarter   $0.18   $0.30
Third Quarter    $0.14   $0.23
Fourth Quarter   $0.12   $0.24

These quotations reflect inter-dealer prices, without retail mark-up, markdown, or commission, and may not represent actual transactions.

(b)  Approximate Number of Security Holders:

As of December 31, 2004 and December 31, 2005, there were approximately 100 shareholders of record of the Company's common stock.

(c)  Dividends.

The Company has not paid any cash dividends with respect to its common stock. There are no contractual restrictions on the Company's present or future ability to pay cash dividends. However, the Company may retain any earnings in the near future for operations, thus it does not anticipate that any cash dividends will be paid in the foreseeable future.

In the event OrganiTECH distributes cash dividends from income which was tax-exempt as a result of OrganiTECH's Approved Enterprise status, OrganiTECH may have to withhold for the Israeli tax authorities between 10% to 25% (depending on the level of foreign investment in the Company) of the amount of cash dividends distributed and this payment could restrict OrganiTECH's ability to pay dividends.

(d)  Securities authorized for issuance under equity compensation plans



                                                                                            Number of securities
                                                                                            remaining available for
                                Number of Securities to be                                  future issuance under
                                issued upon exercise of       Weighted-average exercise     equity compensation plans
                                outstanding, options,         price of outstanding          (excluding securities
                                warrants and rights           options, warrants and rights  reflected in column (a))
        Plan Category                    (a)                             (b)                           (c)
        -------------           -------------------           ----------------------------  ------------------------
Equity compensation plans
approved by security holders             1,326,508                       0.246                        392,000

Equity compensation plans not
approved by security holders                     -                           -                              -

Total                                    1,326,508                       0.246                        392,000

     On May 29, 2000 the Company granted a key employee options to purchase 96,508 shares of the Company's common stock at an exercise price of $1 per share. The options can be exercised upon the occurrence of a public issuance of shares by the Company, a merger or an acquisition of the Company.

     In May 2004, the Company's board of directors approved a Stock Option Plan ("SOP") for Company's executives, directors, key employees and service providers. On December 29, 2005, the Company granted 1,230,000 options pursuant to the SOP.

     The SOP provides that no option may be granted at an exercise price less than the fair market value of the shares of the Company's common stock on the date of grant and no option can have a term in excess of ten years.

(e)  Sales of Unregistered Securities.

During 2004, 2005 and 2006, the Company or OrganiTECH sold the following securities without registration under the Securities Act of 1933, as amended (the "Securities Act.")

     (i) On April 29, 2004, the Company issued 100,000 shares of common stock to Phillips Nizer in consideration for legal services rendered of $18,000.

     (ii) On May 2, 2005, pursuant to an investment agreement with Mr. Avner Labi entered into on August 1, 2004 the Company issued Mr. Labi, 100,000 shares of common stock at a price of $0.25 per share.

     (iii) On May 2, 2005, pursuant to a securities purchase agreement with H.M. Shingut Ltd., entered into on December 12, 2004, the Company issued H.M. Shingut Ltd., 17,950 shares of common stock at a price of $0.25 per share.

     (iv) On May 2, 2005, pursuant to a consulting agreement with Mr. Omri Rothman entered into on October 14, 2004, the Company issued 33,000 shares of common stock to Mr. Rothman.

     (v) On May 2, 2005, pursuant to a management fees consulting agreement with B.L.M. NV entered into on June 16, 2002 and terminated on February 28, 2005, the Company issued 452,174 shares of common stock to B.L.M. NV.

     (vi) On May 2, 2005, pursuant to a management fees consulting agreement with Mr. Shimon Zenaty entered into on July 1, 2003 and terminated on February 28, 2005, the Company issued 652,609 shares of common stock to Mr. Shimon Zenati.

     (vii) On May 2, 2005, pursuant to a loan agreement with Sh. A. Gali Ltd. entered into on June 14, 2004, the Company issued 200,000 shares of common stock to Sh. A. Gali Ltd.

     (viii) On May 2, 2005, pursuant to a PIPE investment agreement with Clal Finance Underwriters Ltd. ("Clal") entered into on February 20, 2005, the Company issued 2,200,000 shares of common stock to 10 investors in consideration for $550,000. The agreement was finalized and the transaction is due to be registered under Section 4(2) of the Securities Act.

     (ix) On September 11, 2005, pursuant to a PIPE investment agreement with Clal. entered into on February 20, 2005, the Company issued 200,000 shares of common stock to an investor in consideration for $50,000.

     (x) On September 11, 2005, pursuant to a loan agreement with Sh.A.Gali Ltd. entered into on June 14, 2004, the Company issued 909,090 shares of common stock to Sh.A.Gali Ltd.

     (xi) On January 31, 2006, pursuant to the amendment to the February 20, 2005 PIPE investment agreements with Clal Finance Underwriters Ltd., the Company issued an additional 3,600,000 common shares to several investors in consideration for $900,000. The shares are to be registered under Section 4(2) of the Securities Act within 75 business days following January 31, 2006 ("Registration Period"). Should the Company fail to register the shares within the Registration Period, the Company will bear a fine equal to 1% of the consideration per month. The Company's new chief executive officer and chief financial officer who were appointed on January 1, 2006 and February 1, 2006, respectively participated in the investment, and invested $300,000 in consideration for 1,200,000 and $50,000 in consideration for 200,000 shares of the Company's common stock respectively. For information relating to options issued pursuant to the February 2005 and January 2006 investment agreements with Clal, see Item 6 - Material Agreements.

The Company believes that the transactions described above were exempt from registration under Section 4(2) of the Securities Act because the subject securities were sold to a limited group of persons, each of whom was believed to have been a sophisticated investor or to have had a preexisting business or personal relationship with the Company or OrganiTECH or their respective management and to have been purchasing for investment with a view to further distribution.

ITEM 6 MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management's discussion and analysis of financial condition and results of operations should be read in conjunction with our audited consolidated financial statements and notes thereto contained elsewhere in this report. This discussion contains forward-looking statements based on current expectations that involve risks and uncertainties. Actual results and the timing of certain events may differ significantly from those projected in such forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates.

CRITICAL ACCOUNTING POLICIES AND USE OF ESTIMATES

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

The following listing is not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by generally accepted accounting principles, with no need for management's judgment in their application. There are also areas in which management's judgment in selecting any available alternative would not produce a materially different result.

DEVELOPMENT STAGE COMPANY

At December 31, 2004, the Company didn't have material revenues from operations and devoted most of its efforts to activities such as research and development, developing markets, financial planning and raising capital. Therefore, in accordance with accounting principles accepted in the United States of America, the Company is considered a "Development Stage Company".

REVENUE RECOGNITION

We believe our most critical accounting policy relates to revenue recognition as described below.

Revenues from long-term contracts are recognized based on Statement of Position 81-1 "Accounting for Performance of Construction-Type and Certain
Production-Type Contracts" ("SOP 81-1") according to which revenues are recognized based on either the completed contract basis or the percentage of completion basis.

For projects signed during the year 2004 (and performed till and during the year
2005), which were the Company's first projects, management used the completed-contract method as it could not expect to perform all of its contractual obligations and also has not gained sufficient experience for estimating contract costs. For contracts signed in 2005 and after performing several projects and obtaining adequate experience, the Company started to adopt the percentage-of-completion method of accounting as its principle accounting policy.

Based on the completed-contract method, sale of products is recognized when delivery of the product has occurred, title passed to the customer and collectability is reasonably assured. Usually installation requirements are considered to be a separate earnings process. Accordingly, revenues under the completed-contract method are recognized only when installation is completed.

The Company does not provide, in the normal course of business, a right of return to its customers. If uncertainties exist, such as the granting to the customer of right of cancellation if the product is not technically acceptable, revenue is recognized when the uncertainties are resolved.

In some cases, the Company grants customers with an evaluation period, usually several months, to evaluate the product prior to purchase. The Company does not recognize revenue from sales of products shipped to customers for evaluation until such products are actually purchased. Until purchased, these products are recorded as consignment inventory at the lower of cost or market.

For projects signed during year 2005, while having the experience gathered during year 2004's projects, management believes it possesses a significant technical, business and commercial experience enables it to ensure and estimate for a specific project, the percentage-of-completion.

Based on the 'percentage-of-completion' method, sales under long-term fixed-price contracts which provide for a substantial level of development and design efforts in relation to total contract efforts are recorded using the cost-to-cost method of accounting as the basis to measure progress toward completing the contract and recognizing revenues. According to this method, sales and profits are recorded based on the ratio of costs incurred to estimated total costs at completion. In certain circumstances, when measuring progress toward completion, we consider other factors, such as achievement of performance milestones and the performance of what we define as 'Quality Work' (the working time of Company personnel crucial to the project success), and by doing so, we take into account in more extent the project engineering complexity.

The percentage-of-completion method of accounting requires management to estimate the cost and gross profit margin for each individual contract. Estimated gross profit or loss from long-term contracts may change due to changes in estimates resulting from differences between actual performance and original estimated forecasts. Such changes in estimated gross profit are recorded in results of operations when they are reasonably determinable by management, on a cumulative catch-up basis. Anticipated losses on contracts are charged to earnings when determined to be probable.

Amounts representing contract change orders, claims or other items are included in sales only when they can be reliably estimated and realization is probable. Penalties and awards applicable to performance of contracts are considered in estimating sales and profit rates and are recorded when there is sufficient information to assess anticipated contract performance.

We believe that the use of the percentage of completion method is appropriate since the Company has the ability to make reasonably dependable estimates of the extent of progress towards completion, contract revenues and contract costs. In addition, contracts executed include provisions that clearly specify the enforceable rights regarding services to be provided and received by the parties to the contracts, the consideration to be exchanged and the manner and terms of settlement. In all cases the Company expects to perform its contractual obligations, and its customers are expected to satisfy their obligations under the contract.

In cases where the contract involves the delivery of products and performance of services, we follow the guidelines specified in EITF 00-21, "Revenue Arrangements with Multiple Deliveries" in order to allocate the contract fees between the products accounted for under SOP 81-1 and the services accounted for under SAB 104. The services are recognized throughout the service period.

Management reviews periodically the estimates of progress towards completion and project costs. These estimates are determined based on engineering estimates and past experience, by personnel having the appropriate authority and expertise to make reasonable estimates of the related costs. Such engineering estimates are reviewed periodically for each specific contract by professional personnel from various disciplines within the organization. These estimates take into consideration the probability of achievement of certain milestones as well as other factors that might impact the contract's completion.

A number of internal and external factors affect the company's cost estimates, including labor rates, estimated future material prices, revised estimates of uncompleted work, efficiency variances, linkage to indices and exchange rates, customer specifications and testing requirement changes. If any of the above factors were to change, or if different assumptions were used in the application of this and other accounting policies, it is likely that materially different amounts would be reported in the company's consolidated financial statements.

STOCK-BASED COMPENSATION

The Company applies SFAS No. 123 and Emerging Issues Task Force No. 96-18 "Accounting for Equity Instruments that are Issued to other than Employees for Acquiring, or in conjunction with selling, goods or services" ("EIFT 96-18"), with respect to options and warrants issued to non-employees. SFAS No. 123 requires the use of option valuation models to measure the fair value of the options and warrants at the date of grant.

CONTINGENCIES

The Company is, from time to time, subject to claims arising in the ordinary course of its business, including patent, product liability and other litigation. In determining whether liabilities should be recorded for pending litigation claims, the Company assesses the allegations made and the likelihood that it will successfully defend the suit. When management believes that it is probable that the Company will not prevail in a particular matter, management then estimates the amount of the liability based in part on advice of outside legal counsel.

RESULTS OF OPERATIONS

The following table sets forth certain selected financial data with respect to the Company, and is qualified in its entirety by reference to the financial statements and the notes to the financial statements:

                                        Year ended December 31,
                             -----------------------------------------
                                 2004           2003           2002
                             -----------    -----------    -----------

Total Assets                 $   441,092    $   522,667    $   497,715

Short Term Obligations       $ 1,572,309    $   679,909    $   409,162

Revenue                      $   376,799    $         0    $         0

Net Loss                     $(1,304,659)   $(1,612,516)   $  (967,905)

Net Loss per Common Share    $     (0.07)   $     (0.12)   $     (0.09)

Dividends per Common Share   $         0    $         0    $         0

YEAR ENDED DECEMBER 31, 2004 COMPARED TO THE YEAR ENDED DECEMBER 31, 2003

For fiscal year 2004, the Company generated revenues of $376,799 as compared with no revenues in fiscal year 2003.

For fiscal year 2004, the Company's operating expenses were $1,592,724 compared to $1,566,628 for fiscal year 2003. The Company's cost of revenue in fiscal year 2004 were $392,024 compared to no cost of revenue in fiscal year 2003. The Company's general and administrative expenses for fiscal year 2004 increased to $619,209 from $443,046 in fiscal 2003 primarily as a result of increase in payroll and related benefits and professional services expenses. The Company's net selling and marketing expenses decreased from $777,515 in fiscal year 2003 to $249,721 in fiscal year 2004 primarily as a result of reduced marketing expenses in Asia during 2004.

For fiscal year 2004, the Company's net loss was $1,304,659 compared to $1,612,516 for fiscal year 2003. The decrease in net loss resulted primarily from the increase in revenues and decrease in selling and marketing expenses.

YEAR ENDED DECEMBER 31, 2003 COMPARED TO THE YEAR ENDED DECEMBER 31, 2002

For fiscal year 2003, the Company did not generate any revenues as compared with no revenues in fiscal year 2002.

For fiscal year 2003, the Company's operating expenses were $1,566,628 compared to $925,422 for fiscal year 2002. The increase in operating expenses in fiscal year 2003 was primarily due to an increase in selling and marketing expenses at the amount of $677,518 compared to fiscal year 2002. This increase refers to the marketing and distribution agreement with a South-East Asian distributor for expenses of $600,000 in fiscal year 2003. During fiscal year 2003, the Company's net research and development expenses decreased to $346,067 from $368,303 in fiscal year 2002 primarily as a result of a reduction in research and development activities due to a lack of funds and, to a lesser extent, as a result of an increase in third party grants for research and development.

For fiscal year 2003, the Company's net loss was $1,612,516 compared to $967,905 for fiscal year 2002. The increase in net loss resulted primarily from the increase in selling and marketing expenses.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

YEAR ENDED DECEMBER 31, 2004 COMPARED TO THE YEAR ENDED DECEMBER 31, 2003

As of December 31, 2004, the Company's cash and cash equivalent balance was $112,798 compared to $46,747 as of December 31, 2003. Net cash used in operating activities was $139,884 in 2004 compared to $634,392 in 2003, primarily as a result of the decrease in net loss. Net cash provided by (used in) investing activities was $13,743 in 2004 compared to $(73,780) in 2003, primarily as a result of the decrease in short-term investments and investment in fixed assets. Net cash provided by financing activities was $192,192 in 2004 compared to $696,497 in 2003, primarily as a result of the decrease of proceeds from the issuance of shares.

Based on the Company's monthly expenses, the Company did not have sufficient cash to satisfy the Company's and OrganiTECH's operational and development requirements over the next 12 months. The report of the Company's independent public accountants on the Company's consolidated financial statements for the fiscal years ended December 31, 2004 includes an explanatory paragraph which states that the Company has suffered recurring losses from operations and a negative cash flow from operating activities that raise substantial doubt about its ability to continue as a going concern.

YEAR ENDED DECEMBER 31, 2003 COMPARED TO THE YEAR ENDED DECEMBER 31, 2002

As of December 31, 2003, the Company's cash and cash equivalents were $46,747 compared to $58,422 as of December 31, 2002. Net cash used in operating activities was $642,692. In 2003, the Company received $187,528 on account of the future issuance of shares of common stock.

UNCERTAINTIES THAT MAY AFFECT OUR FUTURE RESULTS AND FINANCIAL CONDITIONS

Described below are a number of uncertainties which, in addition to uncertainties and risks presented elsewhere in this annual report, may adversely affect the Company's business, operating results and financial condition. The uncertainties enumerated below as well as those presented elsewhere in this annual report should be considered carefully in evaluating the company, its business and the value of its securities.

THE COMPANY IS A DEVELOPMENT STAGE COMPANY WITH LIMITED OPERATIONAL HISTORY

The Company has a limited operating history upon which an investor can evaluate an investment in our business. To date, the Company is a development stage company without material sales and which devotes most of its efforts to activities such as research and development, financial planning, raising capital and developing markets. The Company's limited operating history will make it difficult, if not impossible, to predict future operating results and to assess the likelihood of our business success in considering an investment in the Company. As a development stage company, we are also subject to risks and or levels of risk that are often greater than those encountered by companies with established operations and relationships. Development stage companies often require significant capital from sources other than operations. The Company cannot give any assurance that it will successfully address these risks, which may limit the ability to encourage further investment in the company.

NO SIGNIFICANT REVENUES AND LACK OF FUNDS

The Company has accumulated losses since its inception in the amount of $7,080,730, and currently has no material revenues. The Company's inability to generate revenues and profits from products it has introduced onto the market could cause it to go out of business, and for its investors to lose their entire investment.

The Company will most likely need to raise cash to cover the anticipated fall in its cash flow until such time as it becomes cash flow positive based solely on sales less operating and other costs. The Company will seek to raise additional cash and working capital, should it become necessary, through the public or private sales of equity securities, the procurement of advances on contracts, funding from joint-venture or strategic partners, or a combination of the foregoing. It may also seek to satisfy indebtedness without any cash outlay through the private issuance of debt or equity securities. The Company cannot give any assurance that it will be able to secure any additional cash it may require to continue its operations.

The Company's independent auditors stated in their report accompanying the financial statements for the fiscal year ended December 31, 2004 that the Company has not yet generated sufficient revenues from its operations and is dependent on external sources for financing its operations. Additionally the Company has incurred recurring net losses, negative cash flows from operations and a negative working capital. These factors raise substantial doubt about the Company's ability to continue as a going concern.

INTENSE COMPETITION

The agro-technology market is a competitive industry, in which the standards are constantly evolving. There are no substantial barriers to entry, and the Company expects that competition will be intense and may increase.

Many of the Company's existing competitors may have substantially greater financial, technical and marketing resources, larger customer bases, longer operating histories, greater name recognition and more established relationships in the industry than the Company has. As a result, certain of these competitors may be able to develop and expand their product and service offerings more rapidly, adapt to new or emerging technologies and changes in customer requirements more quickly, take advantage of acquisitions and other opportunities more readily, devote greater resources to the marketing and sales of their products and services, or aggressively reduce their sales prices below the Company's costs. The Company cannot give any assurance that it will be able to compete successfully with existing or new competitors.

THE COMPANY DEPENDS ON A LIMITED NUMBER OF KEY PERSONNEL WHO WOULD BE DIFFICULT TO REPLACE

The Company is dependent for its success on a few key executive officers. The Company's inability to retain these officers would impede its business plan and growth strategies, which would have a negative impact on its business and the value of an investment. The Company currently has a small staff comprised of four executive officers and fifteen employees. Although we believe that these officers and employees will be able to handle the administrative, research and development, sales and marketing, and manufacturing requirements in the short-term as we increase sales and operations, the Company will nevertheless be required over the longer-term to hire highly skilled managerial, engineering, technical, sales and marketing and administrative personnel to fully implement its business plan and growth strategies. The Company cannot assure that it will be able to engage the services of such qualified personnel at competitive prices, or at all, particularly given the risks of employment attributable to its limited financial resources and lack of an established track record.

THE ABILITY TO MANAGE OPERATION GROWTH

The Company plans to grow very rapidly, which will strain its management team and other company resources to both implement more sophisticated managerial, operational and financial systems, procedures and controls and to train and manage the personnel necessary to implement those functions. The Company's inability to manage its growth could impede its ability to generate revenues and profits and to otherwise implement its business plan and growth strategies, which would have a negative impact on its business and the value of an investment.

The Company will need to significantly expand its operations to implement its longer-term business plan and growth strategies. It will also be required to manage multiple relationships with various strategic partners, customers, manufacturers and suppliers, consultants and other third parties. This will require the Company to significantly improve or replace its existing managerial, operational and financial systems, procedures and controls; to improve the coordination between our various corporate functions; and to manage, train, motivate and maintain a growing employee base. The time and costs to effect these steps may place a significant strain on the Company's management personnel, systems and resources, particularly given the limited amount of financial resources and skilled employees that may be available at the time. The Company cannot give any assurance that it will institute, in a timely manner or at all, the improvements to its managerial, operational and financial systems, procedures and controls necessary to support its anticipated increased level of operations and to coordinate its various corporate functions, or that it will be able to properly manage, train, motivate and retain its anticipated increased employee base.

RELIANCE ON KEY MARKETING AND DISTRIBUTION PARTNERS

The Company intends to rely upon strategic partners or third party marketing and distribution agents to provide a significant part of its marketing and sales function. Should they fail to perform as expected, the Company's ability to generate revenues and profits and to otherwise implement its business plan and growth strategies will be adversely affected

RELIANCE ON INTELLECTUAL PROPERTY

The Company relies on a combination of patent, patent pending and trademark, proprietary rights agreements and non-disclosure agreements, to protect our intellectual properties. The Company cannot give any assurance that these measures will prove to be effective in protecting its intellectual properties.

In the case of patents, the Company cannot give any assurance that its existing patents will not be invalidated, that any patents that we currently or prospectively apply for will be granted, or that any of these patents will ultimately provide significant commercial benefits. Furthermore, competing companies may circumvent any patents that the Company may hold by developing products which closely emulate but do not infringe upon the company's patents. While the Company intends to seek patent protection for its products in selected foreign countries, those patents may not receive the same degree of protection as they would in the United States. The Company can give no assurance that it will be able to successfully defend its patents and proprietary rights in any action we may file for patent infringement. Similarly, it cannot give any assurance that it will not be required to defend against litigation involving the patents or proprietary rights of others, or that it will be able to obtain licenses for these rights. Legal and accounting costs relating to prosecuting or defending patent infringement litigation may be substantial.

The Company also relies on proprietary designs, technologies, processes and know-how not eligible for patent protection. The Company cannot give any assurance that its competitors will not independently develop the same or superior designs, technologies, processes and know-how.

POTENTIAL DIFFICULTIES IN ENFORCING CONTRACTS WITH CUSTOMERS

The Company's contracts and purchase orders are separately negotiated with each of its customers and the terms vary. Some of the customers execute short-term purchase orders for small deployments as opposed to long-term contracts for large-scale deployments of the Company's products. These short term contracts do not ensure that the customer will purchase any additional products beyond those specifically listed in the order. Moreover, since the Company believes that these purchase orders may represent the early portion of longer-term customer programs, it spends significant financial sums, personnel and operational resources to fulfill these orders. If the Company's customers fail to purchase additional products to fulfill their programs as the Company hopes, the Company may be unable to recover the costs it incurred and its business could suffer.

In addition, the Company's general framework contracts are generally non-exclusive and contain provisions allowing its customers to terminate the agreement without significant penalties. The Company's contracts may also specify its shipment, delivery and installation commitments. If the Company fails to meet these commitments or negotiate extensions in a timely manner, its customers may choose to terminate their contracts or impose monetary penalties.

SALES AND OPERATIONS ARE DIFFICULT AND COSTLY AS A RESULT OF THE POLITICAL RISKS WORLD WIDE

The Company's sales to customers based outside Israel account for the majority of the Company's revenues and may be influenced by the following factors: (i) longer payment cycles and customers seeking extended payment terms, (ii) tariffs, duties, price controls or other restrictions on foreign currencies or trade barriers imposed by foreign countries which may make our systems expensive and uncompetitive for local operators; (iii) import or export licensing or product-certification requirements; (iv) unexpected changes in regulatory requirements and delays in receiving licenses to operate; (v) political and economic instability, including the impact of economic recessions; (vi) reluctance to staff and manage foreign operations as a result of political unrest; and (vii) limited ability to enforce agreements in regions where the judicial systems may be less developed.

INTERNATIONAL TRANSACTIONS AND FOREIGN CURRENCY FLUCTUATIONS

The Company intends to export its products. This will subject the Company to various risks associated with international transactions that may adversely affect its results of operations, including risks associated with fluctuating exchange rates; foreign government regulation of fund transfers and export and import duties and tariffs; and political instability. The Company does not currently engage in activities to mitigate the effects of foreign currency fluctuations, and it anticipates it will be paid in U.S. dollars or Euro with respect to any international transactions it may enter into. If earnings from international operations increase, the Company's exposure to fluctuations in foreign currencies may increase, and it may utilize forward exchange rate contracts or engage in other efforts to mitigate foreign currency risks. The Company can give no assurance as to the effectiveness of these efforts in limiting any adverse effects of foreign currency fluctuations on its international operations and its overall results of operations.

PAYING CASH DIVIDENDS

The Company anticipates that it may not pay cash dividends on its shares of common stock in the foreseeable future, and it cannot guarantee that funds will be legally available to pay dividends.

LOW VOLUME TRADE

On April 14, 2005, shares of the Company's common stock were de-listed for further quotation on the OTC Bulletin Board as a result of its failure to file a complete Form 10-KSB for the period ended December 31, 2003, accompanies by an independent auditor opinion, and the Company's shares are now eligible for quotation on the pink sheets. In addition, the Company's shares of common stock are sporadically or "thinly-traded" on the pink sheets, meaning that the number of persons interested in purchasing shares of the Company's common stock at or near ask prices at any given time may be relatively small or non-existent. This situation is attributable to a number of factors, including the fact that the Company is a small company, relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume, and that even if it came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an unproven development stage company or purchase or recommend the purchase of shares of the Company's common stock until such time as we became eligible for further quotation on the OTC Bulletin Board. As a consequence, there may be periods of several days or more when trading activity in shares of the Company's common stock is minimal or non-existent, as compared to a development stage issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price. The Company cannot give any assurance that a broader or more active public trading market for the shares of its common stock will develop or be sustained, or that current trading levels will be sustained.

HIGH VOLATILITY IN SHARE PRICE AND POTENTIAL DILUTION

The market price for shares of the Company's common stock is particularly volatile given its status as a relatively unknown development stage company with a small and thinly-traded public float, limited operating history and lack of material revenues, which could lead to wide fluctuations in its share price. The purchase price for shares of the Company's common stock may not be indicative of the price that will prevail in the trading market. Investors may be unable to sell their shares of common stock at or above their purchase price, which may result in substantial losses. Additionally, the Company's issuance of additional shares of common stock, options or warrants to purchase those shares, would dilute proportionate ownership and voting rights.

MATERIAL AGREEMENTS

B.L.M

Pursuant to an investment agreement entered into with B.L.M. N.V., a Belgian company ("BLM"), in June 2002 and a series of amendments to that agreement, including management fee agreement, BLM has invested an aggregate of $1,042,229 in the Company and received an aggregate of 5,402,174 shares of the Company's common stock, constituting 23.45% of the Company's issued and outstanding share capital. Additionally, BLM also has an option to purchase 46,242 shares of the Company's common stock for an exercise price of $1.00 per share.

CLAL INVESTMENTS LTD

On December 21, 2004, the Company issued a convertible promissory note to Clal Investments Ltd., ("Clal") for the amount of $100,000 (the "Principal") bearing annual interest at a rate equal to the prime rate of the Bank of America, N.A as of the repayment date plus 5%. Pursuant to the note Clal was required to notify the Company of the repayment date which will in no event be prior to January 31, 2005 and no later than December 31, 2005. Clal had the option to convert the principal amount into an equity investment in the Company.

On February 20, 2005, the Company and several investors including and represented by Clal entered into an investment agreement whereby, the investors and Clal were entitled to purchase up to 4,000,000 shares of the Company's common stock (the "Investment Shares") for an aggregate purchase price of $1,000,000 and options to purchase shares of common stock of the Company. Such aggregated price included the conversion by Clal of the convertible promissory note into an equity investment in the Company as discussed above. Pursuant to the agreement, the Company agreed to issue to the investors and Clal, two types of options, proportionally to their effective investment: (i) Options type A ("A-1 Warrants") were for up to 2,000,000 shares of common stock exercisable for the longer of 360 days from the closing date or 3 months from the registration of the Investment Shares for an exercise price of $0.75; and (ii) Options type B ("A-2 Warrants") were for up to 2,000,000 shares of common stock exercisable for the longer of 540 days from the closing date or 3 months from the registration of the Investment Shares for an exercise price of $1.00 or, in the last 30 days of the life of the options, at a 10% discount from the average share price within the 30 days period prior to the date of the delivery notice. Pursuant to the agreement on May 2, 2005, in consideration for $550,000, the Company issued Clal and the investors 2,200,000 shares of the Company's common stock, A-1 Warrants to purchase 1,100,000 shares of the Company's common stock and A-2 Warrants to purchase 1,100,000 shares of the Company's common stock. Further, pursuant to the agreement, on September 1, 2005 the Investors and Clal invested a further $50,000 and were issued a further 200,000 shares of the Company's common stock, A-1 Warrants to purchase a further 100,000 shares of the Company's common stock and A-2 Warrants to purchase a further 100,000 shares of the Company's common stock.

On January 31, 2006, pursuant Clal and the investors invested the remaining $400,000 due under the investment agreement for which they received an additional 1,600,000 shares of the Company's common stock, A-1 Warrants to purchase a further 800,000 shares of the Company's common stock and A-2 Warrants to purchase a further 800,000 shares of the Company's common stock. On the same day, pursuant to an amendment to the investment agreement Clal and the investors invested an additional $500,000 in consideration for 2,000,000 common shares at $0.25 per share, and additional options as follows: (i) Options type A ("A-1 Warrants") for up to 1,000,000 shares of common stock for an exercise price of $0.75 and (ii) Options type B ("A-2 Warrants") for up to 1,000,000 shares for common stock for an exercise price of $1.00 or, in the last 30 days of the options, at a 10% discount from the average share price within the 30 days period prior to the date of the delivery notice. The final exercise date for all type A options under the original investment agreement was extended until the later of April 30, 2007 or 3 months from the registration of the Investment Shares and the final exercise date for all type B options under the original investment agreement was extended until the later of July 31, 2007 or 3 months from the registration of the Investment Shares. Under the amendment, the Company shall use its best efforts, as soon as practicable, but not later than 75 business days following January 31, 2006 (the "Registration Period"), to file a registration statement with the Securities and Exchange Commission, on Form SB-2 or such other applicable registration form available. Should the Company fail to file the registration statement within the Registration Period the Company will bear a fine equal to 1% of the consideration per month.

On March 14, 2006 the Company and Clal entered into an agreement for the provision of past and future services provided by Clal to the Company in securing part of the investments mentioned above. Under the agreement, Clal is entitled to an aggregate payment of $30,000 +VAT (of which $22,000 + VAT has previously been paid) and to A-1 Warrants for the purchase of additional 180,000 shares of the Company's common stock (of which 82,500 warrants have previously been issued to Clal) and A-2 Warrants for the purchase of additional 180,000 shares of the Company's common stock (of which 82,500 warrants have previously been issued to Clal).

BIO DISC PROGRAM

During November 2005, the Company together with six companies and institutions from Israel and Germany signed a 3 year cooperation agreement. The partners intend to carry out a joint project for the development of Molecular Farming in Closed Systems ("MoFaCS" or "Bio Disc") based on the OrganiTECH's GrowTECH(TM)2000 and the PhytoChamber. Based on such cooperation, the OCS approved a grant to OrganiTECH upon the following terms: a 30% participation in the R&D expenses incurred by OrganiTECH, limited to a maximum amount of $210,000. Royalty payments to be based on the all sales of the Company at a rate 3% to 5%. The commitment to the OCS is limited to the amount of the received participation, linked to the U.S. $ and shall bear annual interest at LIBOR, and is not a liability until a sale is made.

SAD-GIGANT PURCHASE AGREEMENT

On June 26, 2005, the Company entered into a sale agreement with ZAO - Sad-Gigant Kholod ("ZAO") for the sale of equipment and installation of the GrowTECH 2500 for the price of $2,726,700 to be paid as follows: (i) the amount of $818,010, being 30% of the total value of the agreement, to be paid within 10 banking days of the date of the agreement, (ii) the amount of $818,010, being 30% of the total value of the agreement, to be paid after OrganiTECH provides a confirmation of 50% readiness of the equipment for shipment, (iii) the amount of $818,010, being 30% of the total value of the agreement, to be paid after ZAO notifies the Company of its receipt of the equipment, and (iv) the amount of $272,670, being 10% of the total value of the agreement, to be paid after OrganiTECH provides the original Certificate of Acceptance and ZAO and OrganiTECH certify that the equipment has been commissioned. As of the date of this report we have collected the full amount due under the agreement.

ITEM 7 FINANCIAL STATEMENTS

The Company's financial statements, as of December 31, 2004 and 2003, and for the years then ended and for the period from July 4, 1999 (inception) to December 31, 2004 are included in this Report and appear at pages F-1 through F-38.

ITEM 8 CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING FINANCIAL DISCLOSURE

Effective October 10, 2005, the Company terminated its relationship with Amper, Politziner & Mattia, P.C. ('Amper') as our independent registered accounting firm. Amper had served as the Company's independent registered accounting firm from February 2004. The report of Amper on our financial statements for the past fiscal year did not contain any adverse opinion, disclaimer of opinion or any qualifications or modifications related to, limitation of audit scope or application of accounting principles. The decision to change the independent registered accounting firm was approved by our Board of Directors.

In connection with its audit for the most recent fiscal year and through the termination of our relationship in October 2005, there were no disagreements with Amper on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of Amper would have caused them to make reference thereto in their report on the financial statements for year 2003. During the year ended December 31, 2003, and through October 10, 2005, there have been no reportable events (as defined in Item 304(a) (1) (iv) (B) of Regulation S-B).

Effective November 24, 2005, the Company engaged Kost, Forer, Gabbay, & Kasierer, member of Ernst & Young Global, to serve as our independent registered public accountants for the fiscal year ending December 31, 2004. During the fiscal year prior to November 24, 2005, the Company has not consulted with Kost, Forer, Gabbay, & Kasierer regarding either (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements; or (ii) any matter that was either the subject of a disagreement or a reportable event as defined in Item 304(a) (2) of Regulation S-B.

ITEM 8B CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

An evaluation was carried out under the supervision and with the participation of our management, including our then serving Chief Executive Officer ("CEO") and then serving Chief Financial Officer ("CFO"), of the effectiveness of our disclosure controls and procedures as of December 31, 2004. Disclosure controls and procedures are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Form 10-KSB, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Based on the material weakness in internal control over financial reporting discussed below, our management, including our Chief Executive Officer concluded that the disclosure controls and procedures were not effective as of the end of the period covered by this report.

As of December 31, 2004, the Company had material weaknesses in the effectiveness of our internal controls. These material weaknesses were: 1) limited resources and manpower in the finance department and 2) inadequate controls in the financial reporting process.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

With the exception of the material weaknesses noted above, there were no other changes in our internal control over financial reporting during the year ended December 31, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

For the purpose of improving our controls over the financial reporting process, the Company hired an Israeli Certified Public Accountant on June 1, 2005, who is currently assisting the Company with its financial reporting responsibilities

                                    PART III

ITEM 9 DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT; COMPLIANCE WITH
       SECTION 16(A) OF THE EXCHANGE ACT

Our executive officers and directors and their ages as of the date of this report are as follows:

Name                 Age  Position
-----------          --   ------------------------------
Lior Hessel          35   Chairman of Board of Directors
Heli Ben-Nun              Chief Executive Officer, Director
Yaron Shalem         33   Chief Financial Officer
Arieh Keidan         56   Director
Yaacob Hannes        69   Director
Samuel Hessel        56   Director
Ohad Hessel          33   Director
Simon Zenaty         54   Director
Dr. Mark Friedman    53   Director

Lior Hessel and Ohad Hessel are brothers and the sons of Samuel Hessel.

BIOGRAPHIES OF EXECUTIVE OFFICERS AND DIRECTORS

Mr. Lior Hessel - Mr. Hessel has served as the Company's Chief Executive Officer from February 2001 until January 2006, and from July 1999 has served as the President of OrganiTECH. Mr. Hessel has been a director of the Company since January 2001 and has served as a director of OrganiTECH since its foundation. Mr. Hessel has more than 7 years experience in the technology development sector with a strong background in robotics. Mr. Hessel began his professional career as a Product Engineer with the semiconductor equipment provider Kulicke & Soffa. From 1995 to 1998, Mr. Hessel was a Research and Development Team Manager at Jordan Valley Applied Radiation. Mr. Hessel is a graduate of the Agricultural Engineering Department of the Technion, The Israel Institute of Technology, and holds degrees in both Mechanical Engineering and Business Management.

Mrs. Rachel Ben-Nun - Since January 2, 2006, Mrs. Ben-Nun serves as the Company's Chief Executive Officer, replacing the former CEO, Lior Hessel and since February 19, 2006 Mrs Ben-Nun serves as a member of the Board of Directors. Mrs. Ben-Nun is a co-founder of Arel Communication and Software Ltd. and a co-founder of Arelnet Ltd. a leading provider of VOIP systems. Mrs. Ben-Nun took Arel communication public on the Nasdaq on 1994 and Arelnet Ltd. on the Tel-Aviv Stock Exchange (TASE: ARNT). Mrs. Ben-Nun served as the CEO of Arel Communication and Software from 1988 until 1998, and as a vice - chairman of its board of directors until 2001. Mrs. Ben-Nun served as the CEO of Arelnet from 1998 until 2001 and from January 2004 until its acquisition in June 2005 by Airspan Networks Inc., a Washington company traded on the Nasdaq National Market (NASDAQ: AIRN). Mrs. Ben-Nun has over 25 years of experience in the Hi-Tech industry mainly in management and development of Telecommunication systems and software. Mrs. Ben-Nun holds a Master degree, M.Sc, in Industrial Engineering from Ben-Gurion University, Israel.

Mr. Yaron Shalem - Since February 1, 2006 Mr. Shalem serves as the Company's Chief Financial Officer, replacing the former acting CFO, Mr. Lior Hessel. Mr Shalem brings to the Company about 10 years of experience in finance position, the majority in the High-Tech industry. Prior to joining OrganTech he was the CFO of Arelnet Ltd, an Israeli company traded on the Tel-Aviv Stock Exchange, (TASE: ARNT) which was purchased by Airspan Networks Inc., a Washington company traded on the Nasdaq National Market (NASDAQ: AIRN). Before that Mr. Shalem was the CFO of CellPay Ltd, an Israeli start-up - a worldwide leading technology provider in the Mobile Payment arena, at Telrad Networks group, a leading Israeli Telecommunications Company, and at Price Waterhouse Coopers Israel. Yaron is an experienced CPA and holds a B.A. in Economy & Accounting from Tel Aviv University and an EMBA from Bar-Ilan University.

Mr. Arieh Keidan - Mr. Keidan has been a member of our Board of Directors since August 2002. Mr. Keidan has more than 30 years of experience in the banking and finance management in Israel. Mr. Keidan was the Finance Officer of American-Israel Paper Mills Ltd., throughout the 1970's, a manager of real estate investments for Migdal Insurance Company, and Bank Leumi Leisrael, and a manager of the real estate development of Shikun Vebinui, one of Israel's largest corporations.

Yaacob Hannes -Mr. Hannes has served on the Company's board of directors since 2003. Mr. Hannes served for 20 years as CFO of the Israeli holding company Elron Electronic Industries Ltd. and of several of its affiliated companies. Since 1989 Mr. Hannes has worked as an independent financial consultant to various companies in various industries. Mr. Hannes also serves as director of the following public companies; Caprice Jewelry Ltd., Afsek Industries Ltd., Kalil Industries Ltd. and the following companies: Clal Finance Underwriters Ltd., Rosario Capital Underwriters Ltd. and HerbaMed Ltd. Mr. Hannes is a Director and Owner of Y.Hannes & Co. Ltd. and Hannes Holdings Ltd. Mr. Hannes serves on the Company's audit committee and have been deemed by the Company's board of directors as the Company's financial expert.

Mr. Samuel Hessel - Mr. Hessel has been a member of the Company's Board of Directors since January 2001. Mr. Hessel has more than 30 years of experience in technology development, product marketing and administrative management in Israel and abroad. For the past 8 years, Mr. Hessel has been a consultant for Metal-Tech and other industrial high technology companies where his duties have included international marketing, quality management systems, and environmental management systems and materials technology. Mr. Hessel started his career as a Chief Metallurgist and Technical Manager in Iscar, Israel 30 years ago.

Mr. Ohad Hessel - Mr. Hessel has served on the Company's board of directors since January 2001 and acted as the Company's Vice President of Operations from January 2001 until April 2003. From 1993 to 1999, Mr. Hessel served as Executive Vice President of the Northern Region for D.G. Pizza. Mr. Hessel earned a degree in industrial management engineering from ORT College in Israel and has completed additional studies in international executive management both in the United States and Israel.

Simon Zenaty - Mr. Zenaty has served on the Company's board of directors since June 2003. Mr. Zenaty has over 25 years of managerial, operational and consulting experience in the commerce and industry fields in Europe. Mr. Zenaty holds a degree in Engineering & Electronics.

Dr. Mark Friedman - Mr. Friedman has served on the Company's board of directors since 2003. Mr. Friedman worked as an attorney at the firms of Pravel, Gambrell, Hewitt, Kimball & Krieger - a Houston intellectual property firm, and at Benjamin J. Barish & Co. - a Tel Aviv intellectual property firm. Mr. Friedman also served as a senior research engineer at the Shell Oil Company. Mr. Friedman is a member of the Texas Bar Association, and the Israel Bar Association, and is licensed to practice before the Israel Patent Office and the U.S. Patent and Trademark Office. Mr. Friedman has a J.D. Law, Magna Cum Laude from the University of Houston Law Center; a Ph.D. in Chemical Engineering from Princeton University, an M.A. Chemical Engineering from Princeton University; a B.S. Chemical Engineering, Summa Cum Laude from Case Western Reserve University and a M.B.A. from Houston Baptist University.

Mr. Yaacob Hannes and Mr. Arie Keidan serve on the Company's audit committee and Mr. Hannes has been deemed by the Company's board of directors as the Company's financial expert.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Section 16(a) of the Exchange Act, as amended, requires the Company's executive officers, directors and persons who beneficially own more than 10% of the Company's common stock to file reports of their beneficial ownership and changes in ownership, Forms 3, 4 and 5, and any amendment thereto, with the SEC. Executive officers, directors, and greater-than-ten percent holders are required to furnish the Company with copies of all Section 16(a) forms they file. Based on the Company's review of the activity of the Company's officers and directors for the fiscal year ended December 31, 2004, the Company believes all Forms 3, 4 or 5 were timely filed.

CODE OF ETHICS

At this time, the Company has not adopted a formal Code of Ethics that applies to the Chief Executive Officer and Chief Financial Officer. The Company expects to adopt a formal Code of Ethics sometime during the current year. The Company has, however, followed an informal Code of Ethics requiring Board of Director approval of any material transaction involving the Company's Chief Executive Officer and/or Chief Financial Officer. The Company believes this procedure reasonably deters material wrongdoing and promotes honest and ethical conduct from the Company's executive officers.

ITEM 10 EXECUTIVE COMPENSATION

The following table presents a summary of the compensation paid to Mr. Hessel, the company chairman,(former Chief Executive Officer and President), and Director during the last three fiscal years. Except as listed below, there are no bonuses, other annual compensation, restricted stock awards or stock options/SARs or any other compensation paid to executive officers.

                                                Annual Compensation

                                                                    All Other
                                       Year    Salary     BONUS   Compensation
                                       ----   --------   --------   --------
Lior Hessel, Chairman Board of
Directors and President                2004   $102,881   $      0   $      0
                                       2003   $ 98,434   $      0   $      0
                                       2002   $105,712   $      0   $      0

Ohad Hessel, Chief Operating Officer
(till 2002)                            2004   $      0   $      0   $      0
                                       2003   $      0   $      0   $      0
                                       2002   $ 80,191   $      0   $ 13,226 (1)

Doron Shachar                          2004   $ 42,031   $      0   $      0
                                       2003   $ 48,408   $      0   $      0
                                       2002   $ 21,343   $      0   $      0

Eyal Horvitz                           2004   $ 43,200   $      0   $      0
                                       2003   $ 39,150   $      0   $      0
                                       2002   $ 27,230   $      0   $      0

David Manor                            2004   $ 28,400   $      0   $      0
                                       2003   $ 37,007   $      0   $      0
                                       2002   $ 26,400   $      0   $      0

(1) In January 2001, the Company consummated an agreement with OrganiTECH whereby the Company issued 7.5 million shares of common stock to the shareholders of OrganiTECH in exchange for all of the outstanding shares of OrganiTECH not owned by the Company. Prior to the Share Exchange Transaction, on December 23, 1999, the Company's Board of Directors approved a stock compensation arrangement relating to Ohad Hessel. The stock options granted under that arrangement permitted Mr. Hessel to purchase 6,000 ordinary shares of OrganiTECH at an exercise price of NIS
     0.01 per ordinary share. The options vest ratably over a four-year period ending in March 2003. The options expired in January 2006. As a result of the Share Exchange Transaction, in January 2001, Mr. Hessel signed an agreement according to which he received options to purchase 463,236 shares of the Company's common stock at an exercise price of $0.001 per share of common stock rather than receiving 6,000 ordinary shares of OrganiTECH. The options for the Company's stock granted to Mr. Hessel are subject to the same vesting schedule as the OrganiTECH options that Mr. Hessel exchanged in connection with the Share Exchange Transaction. On October 27, 2003, The Company's Board of Directors decided to issue the shares to Mr. Hessel, and as of November 26, 2003, they were issued to him.

ITEM 11 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table, together with the accompanying footnotes, sets forth information, as of December 31, 2005, regarding stock ownership of all persons known by the Company to own beneficially more than 5% of the Company's outstanding Common Stock, certain executive officers, all directors, and all directors and officers of the Company as a group:

                                                     Shares of
                                                   Common Stock
                                          Beneficially     Percentage of
Name of Beneficial Owner (1)                Owned (2)    Beneficial Ownership
----------------------------                ---------    --------------------
EXECUTIVE OFFICERS AND DIRECTORS

Hessel Lior                                 4,040,288       17.41% (3)
Hessel Ohad                                   478,236        2.07% (4)
Simon Zenaty                                  682,609        2.96% (5)
-----
All officers and directors as a group       5,201,133       22.44% (3), (4), (5)
-----

OTHERS

BLM NV                                      5,448,416       23.61% (6)
SH A Gali Ltd.                              1,109,090        4.82%
Technion Entrepreneurial                    1,044,115        4.53%
CEDE & CO                                   5,528,250       24.00%

(1) A person is deemed to be a beneficial owner of securities that can be acquired by such person within 60 days from the filing of this report upon the exercise of options and warrants or conversion of convertible securities. Each beneficial owner's percentage ownership is determined by assuming that options, warrants and convertible securities that are held by such person (but not held by any other person) and that are exercisable or convertible within 60 days from the filing of this report have been exercised or converted. Except as otherwise indicated, and subject to applicable community property and similar laws, each of the persons named has sole voting and investment power with respect to the shares shown as beneficially owned. All percentages are determined based on 23,032,642 shares issued and out standing on December 31, 2005.

(3) Includes an option to purchase 180,000 ordinary shares exercisable within 60 days.

(4) Includes an option to purchase 15,000 ordinary shares exercisable within 60 days.

(5) Includes an option to purchase 30,000 ordinary shares exercisable within 60 days.

(6) Includes an option to purchase 46,242 ordinary shares exercisable within 60 days.

ITEM 12 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

B.L.M. N.V.

On June 16, 2002, the Company entered into a securities purchase agreement with B.L.M. N.V., a Belgium company, with respect to the issuance of 5,500,000 shares of the Company's common stock to BLM and subsequently, entered into a management consulting fees agreement which was terminated. For further information see Part II Item 6.

OCEAN CULTURE LTD.

On December 31, 2002, OrganiTECH and Ocean Culture Ltd., a company controlled by Lior Hessel (a director and controlling shareholder of the Company), entered into an agreement whereby OrganiTECH will develop a prototype of the GrowTECH(TM) platform for Ocean Culture at a consideration of $15,000 in cash and $35,000 to be paid by the issuance of 15,272 shares of Ocean Culture, consisting, following the issuance of such shares, 18% of the outstanding share capital of Ocean Culture. As of the date of this report, the Company has received $5,000 down payment by Ocean Culture Ltd. that was recorded in 2004 as other income, net. No transaction or activity was made between the sides during 2004.

OHAD HESSEL

Mr. Hessel, a director of the Company and former VP, was granted options to purchase 463,236 shares of common stock. The shares were issued to Mr. Hessel on November 26, 2003. Ohad Hessel is the brother of Lior Hessel and the son of Shmuel Hessel.

SIMON ZENATI

In July 2003, the Company entered into a management consulting fees agreement with Mr. Simon Zenati, a director of the Company, which was terminated at the end of February, 2005. On June 14, 2004, the Company signed a loan agreement with Sh.A.Gali Ltd. ("Gali"), a company controlled by Mr. Zenati pursuant to which Gali granted the Company a convertible loan of $100,000 to be repaid in one installment 12 months following the grant of the loan. The loan bore annual interest of LIBOR +3 % to be repaid with the principle. Under the loan agreement the Company undertook to issue Gali 200,000 shares of common stock of the Company in consideration for the par value of the shares. According to the loan agreement in the event that Gali chose to convert the loan into the Company's equity, the Company would issue Gali 454,545 shares of common stock equivalent to $100,000 calculated on the basis of $0.22 per share, which was determined by the board of directors to be the fair market value of the shares. Pursuant to the loan agreement, in the event that it was not repaid on time, the loan would automatically be converted at a price of $0.11 per share. On September 1, 2005, following the Company's failure to repay the loan, Gali was issued with 909,090, shares of the Company's common stock.

ITEM 13 EXHIBITS AND REPORTS ON FORM 8K

(a)  EXHIBITS

EXHIBIT No.    Description
-----------    ----------------------------------------------------------------

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

3.1            Certificate of Incorporation of the Company. (4)

3.2            Bylaws of the Company (4)

3.3            Certificate of Incorporation of OrganiTECH (English Translation).
               (9)

3.4            Bylaws of OrganiTECH (English Translation). (9)

10.1           1997 Stock Award Plan. (1)*


10.2           Incentive Stock Option Plan. (1)*

10.4 Beta Site Cooperation Agreement between the Company and Agronaut, dated November 30, 2001. (7)

10.5 Cooperation and Project Funding Agreement between OrganiTECH, Agronaut and SIIRDF, dated November 19, 2001. (7)

10.6 Agreement between OrganiTECH and OCS, dated January 30, 2002 (English Translation). (7)

10.7 Joint Venture Agreement between OrganiTECH and Weitzman Institute, dated September 23, 2001 (English Translation). (7)

10.8 Agreement between OrganiTECH and the Fund for Export Encouragement, dated December 31, 2001 (English Translation). (7)

10.9 Option Allotment Agreement between OrganiTECH and David Baron, dated May 29, 2000 (English Translation). (7)

10.10 Option Agreement between OrganiTECH and David Baron, dated January 9, 2001. (7)

10.11          Securities Purchase Agreement between the Company and B.L.M. N.V.
               dated June 16, 2002, including amendment (8)


10.12 Distribution Agreement dated August 27, 2002 between the Company and Agronaut PTE. (9)

10.13 Exclusive Agency Agreement between the Company and A.T.A. Jordan Valley Ltd., dated December 3, 2002. (9)

10.14          Sale agreement with ZAO - Sad-Gigant Kholod ("ZAO") dated June
               26, 2005 +

21.1           Subsidiaries of the Registrant. (9)

31.1 Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 +

31.2 Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 +

32.1           Certification of Chief Executive Officer pursuant to 18 U.S.C.
               Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 +

32.2           Certification of Chief Financial Officer pursuant to 18 U.S.C.
               Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 +

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

(9) Incorporated by reference to exhibits filed with the Company's Form 10-KSB/A, filed with the Commission on August 23, 2005.

* Management Compensation Agreement.
+ Filed herewith.

     (b)  REPORTS ON FORM 8-K.

Our current reports on Form 8-K filed since July 20, 2005 are as follows:


   MONTH                                       FILING DATES

March 2004                               March 18, 2004

May 2004                                 May 20, 2004

December 2004                            December 13, 2004

February 2005                            February 24, 2005

March 2005                               March 17, 2005

April 2004                               April 21, 2005

July 2005                                July 20, 2005

December 2005                            December 15, 2005

January 2006                             January 1, 2006

February 2006                            February 27, 2006 (three reports)

ITEM 14 PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Company's board of directors reviews and approves audit and permissible non-audit services performed by its independent accountants, as well as the fees charged for such services. In its review of non-audit service fees and its appointment of the firm Kost, Forer, Gabbay, & Kasierer, member of Ernst & Young Global, as the Company's independent registered accounting firm and Baker Tilly Oren Horowits & Co. which has served as OrganiTECH Ltd. independent accountants, the board of directors considered whether the provision of such services is compatible with maintaining independence. All of the services provided and fees charged by Kost, Forer, Gabbay, & Kasierer and Baker Tilly Oren Horowits & Co. in 2004 were approved by the board of directors.

AUDIT FEES

The aggregate fees billed by the Company's independent registered accounting firm, Kost, Forer, Gabbay, & Kasierer, for professional services for the audit of the annual financial statements of the Company for 2004 were $45,000, net of expenses.

The aggregate fees billed by the Company's independent registered accounting firm, Amper, Politziner & Mattia, P.C., were as follows: $30,000 for professional services for the audit of the annual financial statements of the Company for 2003, net of expenses, and an additional $20,900 for other audit services related to SEC comments regarding the 2002 and 2003 audits.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 29, 2006.

ORGANITECH USA, INC.


By: /s/ Lior Hessel
-------------------

Lior Hessel, Chairman of the Board of Directors

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant on March 29, 2006, in the capacities indicated.


By: /s/ Arieh Keidan                    Director
---------------------
Arieh Keidan


By: /s/ Lior Hessel                     Chairman of the Board of Directors
---------------------
Lior Hessel



By: /s/ Ohad Hessel                     Director
---------------------
Ohad Hessel


By: /s/ Samuel Hessel                   Director
---------------------
Samuel Hessel


By: /s/ Simon Zenaty                    Director
---------------------
Simon Zenaty


By: /s/ Yaacob Hannes                   Director
---------------------
Yaacob Hannes


By: /s/ Rachel Ben-Nun                  Director
---------------------
Rachel Ben-Nun

                              ORGANITECH USA, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                                  CONSOLIDATED
                              FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 2004

                              ORGANITECH USA, INC.

                          (A DEVELOPMENT STAGE COMPANY)

                        CONSOLIDATED FINANCIAL STATEMENTS

                             AS OF DECEMBER 31, 2004

                                    CONTENTS

                                                                       PAGE
                                                                     ----------


Reports of Independent Registered Public Accounting Firms             F-3-F-4

Consolidated financial statements

Consolidated Balance Sheets                                           F-5-F-6

Consolidated Statements of Operations                                   F-7

Statements of Shareholders` Deficiency                                F-8-F-9

Consolidated Statements of Cash Flows                                F-10-F-11

Notes to the Consolidated Financial Statements                       F-12-F-38

[ERNST & YOUNG LOGO]


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

                             TO THE SHAREHOLDERS OF
                              ORGANITECH USA, INC.
                          (A DEVELOPMENT STAGE COMPANY)

We have audited the accompanying consolidated balance sheet of OrganiTech USA Inc. (A Development Stage Company) ("the Company") and its subsidiaries as of December 31, 2004 and the related consolidated statements of operations, changes in shareholders' deficiency and cash flows for the year then ended and for the period from July 1, 1999 (inception date) through December 31, 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The consolidated financial statements of the Company as of December 31, 2003 and the related consolidated statements of operations, changes in shareholders' deficiency and cash flows for the year then ended and for the period from July 1, 1999 (inception date) through December 31, 2003 were audited by other auditors whose report dated July 13, 2005, expressed an unqualified opinion on those statements. The consolidated financial statements for the period July 1, 1999 (inception date) through December 31, 2003 include total revenues and net loss of $32,620 and $5,776,071, respectively. Our opinion on the consolidated statements of operations, shareholders' deficiency and cash flows for the period July 1, 1999 (inception date) through December 31, 2004, insofar as it relates to amounts for prior periods through December 31, 2003, is based solely on the report of other auditors.

We conducted our audits in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audit included considerations of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, based on our audit and the report of other auditors, the consolidated financial statements, referred to above, present fairly, in all material respects, the consolidated financial position of the Company and its subsidiaries as of December 31, 2004, and the consolidated results of their operations and their cash flows for the year then ended and for the period from July 1, 1999 (inception date) through December 31, 2004, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1B to the consolidated financial statements, the Company has not yet generated sufficient revenues from its operations and is dependent on external sources for financing its operations. Additionally the Company has incurred recurring net losses, negative cash flows from operations and a negative working capital. These factors raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should be the Company unable to continue as a going concern.

Haifa, Israel                                     KOST FORER GABBAY & KASIERER
March 29, 2006                                  A Member of Ernst & Young Global

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

AMPER, POLITZINER & MATTIA, P.C
March 29, 2006
Edison, New Jersey

                                                            ORGANITECH USA, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------
IN U.S. DOLLARS

                                                           December 31,
                                                      -----------------------
                                           Note         2004           2003
                                         --------     --------       --------
ASSETS

Current assets :

Cash and cash equivalents                   (3)       $112,798       $ 46,747
Restricted bank deposit                                      -         16,842
Other receivables and prepaid expenses      (4)         15,472        105,208
Related parties and shareholders           (19)          2,841         13,672
Inventories                                 (5)        137,063        139,441
                                                      --------       --------

                                                       268,174        321,910
                                                      --------       --------

Property and equipment, net                 (6)        136,527        164,955
Severance pay fund                                      36,391         35,802
                                                      --------       --------

                                                      $441,092       $522,667
                                                      ========       ========

         The accompanying notes are an integral part of the consolidated financial statements.

                                                            ORGANITECH USA, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------
IN U.S. DOLLARS

LIABILITES AND SHAREHOLDERS' DEFICIENCY

                                                                                               December 31,
                                                                                      ------------------------------
                                                                           Note          2004              2003
                                                                         -----------  -----------        -----------
 Current liabilities :

 Short-term bank credit and current maturity of long-term loan               (7)      $    16,232        $    64,365
 Trade payables                                                              (8)          385,418            196,530
 Other payables and accrued expenses                                         (9)          355,016            186,371
 Related parties and shareholders                                           (19)          212,935             32,000
 Customers advances                                                                       413,423            177,977
 Short - term loan                                                          (10)           26,695             22,666
 Convertible loans                                                          (11)          162,590                  -
                                                                                      -----------        -----------

                                                                                        1,572,309            679,909
                                                                                      -----------        -----------

 Long-term loan                                                             (12)                -             13,149
 Accrued termination liability                                                            117,356             97,697
                                                                                      -----------        -----------

                                                                                          117,356            110,846
                                                                                      -----------        -----------

 Contingencies, commitments and liens on assets                          (13,14)

 Shareholders' deficiency                                                   (15)

 Preferred shares $0.10 par value, authorized -10,000,000 shares,
 issued and outstanding - 0 as of December 31, 2004 and 2003                                    -                  -
 Common shares of $0.001 par value, authorized - 80,000,000
 shares, issued - 19,017,819  and 18,917,819 shares as of
 December 31, 2004 and 2003, respectively, outstanding -
 18,267,819 and 16,748,236 shares as of December 31, 2004 and
 2003, respectively                                                                        18,268             16,748
 Receipts on account of shares                                                             25,000            187,528
 Additional paid in capital                                                             5,788,889          5,303,707
 Accumulated deficit during the development stage                                      (7,080,730)        (5,776,071)
                                                                                      -----------        -----------

 Total shareholders' deficiency                                                        (1,248,573)          (268,088)
                                                                                      -----------        -----------

                                                                                      $   441,092        $   522,667
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

                                                            ORGANITECH USA, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------
IN U.S. DOLLARS


                                                                                                           Period from inception
                                                                                                               (July 1, 1999)
                                                                       Year ended December 31                through December 31,
                                                                -------------------------------------             ------------
                                                         Note       2004                     2003                      2004
                                                         -----  ------------             ------------             ------------
Revenues                                                        $    376,799             $          -             $    409,419

Cost of revenues                                                     392,024                        -                  412,591
                                                                ------------             ------------             ------------

Gross loss                                                           (15,225)                       -                   (3,172)

Research and development expenses, net                               331,770                  346,067                3,172,307

Selling and marketing expenses                                       249,721                  777,515                1,272,649

General and administrative expenses                                  619,209                  443,046                2,472,253
                                                                ------------             ------------             ------------

Operating loss                                                    (1,215,925)              (1,566,628)              (6,920,381)

Financing expenses, net                                   (17)       (92,701)                 (30,888)                (110,220)

Other income (expenses), net                                           3,967                  (15,000)                 (50,129)
                                                                ------------             ------------             ------------

Net loss                                                        $ (1,304,659)            $ (1,612,516)            $ (7,080,730)
                                                                ============             ============             ============

Basic and diluted loss
per common share                                                $      (0.07)            $      (0.12)
                                                                ============             ============

Weighted average number of common shares outstanding
used in basic and diluted net loss per share
calculation                                                       18,171,158               13,159,673
                                                                ============             ============


         The accompanying notes are an integral part of the consolidated financial statements.

                                                            ORGANITECH USA, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF SHAREHOLDERS' DEFICIENCY
--------------------------------------------------------------------------------
IN U.S. DOLLARS


                                                                             Common
                                 Preferred shares                            Shares
                           ------------------------------        ------------------------------
                                                                  Number of
                            Number of         Preferred          outstanding         Common           Additional
                            preferred           Shares             common            Shares            Paid in
                             shares             capital            shares           capital (1)       Capital (1)
                           -----------        -----------        -----------        -----------       -----------
                           In thousands                         In thousands
                           -----------                           -----------

Balance as of July
1, 1999:                             -        $         -                  -        $         -       $        -
Common shares
($0.00004) issued in
July                                 -                  -              4,790              4,790            (4,621)
Common shares
($0.03) issued in
October                              -                  -                684                684            20,316
Common shares
($0.19) issued in
October                              -                  -                489                489            92,951
Deferred stock-based
compensation related
to employee option
grants                               -                  -                  -                  -           481,485
Amortization of
deferred stock-based
compensation                         -                  -                  -                  -                 -
Net loss                             -                  -                  -                  -                 -
                           -----------        -----------        -----------        -----------       -----------
Balance as of
DECEMBER 31, 1999                    -                  -              5,963              5,963           590,131
Common shares
($0.08) issued in
April                                -                  -                684                684            54,860
Preferred shares
($1.14) issued in
June                               853              2,088                  -                  -           971,362
Amortization of
deferred stock-based
compensation                         -                  -                  -                  -                 -
Net loss                             -                  -                  -                  -                 -
                           -----------        -----------        -----------        -----------       -----------
Balance as of
DECEMBER 31, 2000                  853              2,088              6,647              6,647         1,616,353
Common shares
($0.51) issued in
January                           (853)            (2,088)             4,453              4,453         2,263,149
Amortization of
deferred stock-based
compensation                         -                  -                  -                  -                 -
Treasury stock                       -                  -               (100)                 -                 -
Net loss                             -                  -                  -                  -                 -
                           -----------        -----------        -----------        -----------       -----------
Balance as of
DECEMBER 31, 2001                    -                  -             11,000             11,100         3,879,502
Common shares
($0.363) issued in
October                              -                  -                275                275            99,725
Proceeds for future
share issuance (1)                   -                  -                  -                  -           134,884
Amounts assigned to
issuance of warrants
to service providers                 -                  -                  -                  -             2,116
Amortization of
deferred stock-based
compensation                         -                  -                  -                  -                 -
Net loss                             -                  -                  -                  -                 -
                           -----------        -----------        -----------        -----------       -----------
Balance as of
DECEMBER 31, 2002                    -        $         -             11,275        $    11,375       $ 4,116,227
                           -----------        -----------        -----------        -----------       -----------

                                                Deficit          Total
                                              accumulated    share holders'
                                               during the        equity
                             Deferred         development    (deficiency)
                           Compensation          stage
                           -----------        -----------        -----------
Balance as of July
1, 1999:                   $         -        $         -        $         -
Common shares
($0.00004) issued in
July                                 -                  -                169
Common shares
($0.03) issued in
October                              -                  -             21,000
Common shares
($0.19) issued in
October                              -                  -             93,440
Deferred stock-based
compensation related
to employee option
grants                        (481,485)                 -                  -
Amortization of
deferred stock-based
compensation                    15,715                  -             15,715
Net loss                             -            (80,680)           (80,680)
                           -----------        -----------        -----------
Balance as of
DECEMBER 31, 1999             (465,770)           (80,680)            49,644
Common shares
($0.08) issued in
April                                -                  -             55,544
Preferred shares
($1.14) issued in
June                                 -                  -            973,450
Amortization of
deferred stock-based
compensation                   299,598                  -            299,598
Net loss                             -         (1,406,644)        (1,406,644)
                           -----------        -----------        -----------
Balance as of
DECEMBER 31, 2000             (166,172)        (1,487,324)           (28,408)
Common shares
($0.51) issued in
January                              -                  -          2,265,514
Amortization of
deferred stock-based
compensation                   111,016                  -            111,016
Treasury stock                       -                  -                  -
Net loss                             -         (1,708,326)        (1,708,326)
                           -----------        -----------        -----------
Balance as of
DECEMBER 31, 2001              (55,156)        (3,195,650)           639,796
Common shares
($0.363) issued in
October                              -                  -            100,000
Proceeds for future
share issuance (1)                   -                  -            134,884
Amounts assigned to
issuance of warrants
to service providers                 -                  -              2,116
Amortization of
deferred stock-based
compensation                    47,948                  -             47,948
Net loss                             -           (967,905)          (967,905)
                           -----------        -----------        -----------
Balance as of
DECEMBER 31, 2002          $    (7,208)       $(4,163,555)       $   (43,161)
                           -----------        -----------        -----------

(1) Net of issuance expenses.

         The accompanying notes are an integral part of the consolidated financial statements.

                                                            ORGANITECH USA, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------
IN U.S. DOLLARS

                                        Common
                                        Shares
                             ----------------------------
                              Number of
                             outstanding         Common          Additional          Receipt on
                               common            Shares            Paid in           account of
                               shares          capital (1)       Capital (1)           shares
                             -----------       -----------        -----------        -----------
                             In thousands
                             -----------
Balance as of
 DECEMBER 31, 2002                11,275       $    11,375        $ 4,116,227                  -
Common shares
($0.363) issued in
May                                  344               344               (344)                 -
Common shares ($0.18)
issued in May ,June
,September and
November                           3,043             3,043            544,697                  -
Common shares to
service provider
($0.2) issued in
November                             550               550             13,200                  -
Common shares to
service provider
($0.3) issued in
November                             200               200             30,975                  -
Options exercised in
June                                 188               188                  -                  -
Options exercised in
November                             463               463               (463)                 -
Common shares to
service provider ($1)
issued in May                        600               600            599,400                  -
Common shares to
service providers
($0.25) issued in
April                                 48                48                (48)                 -
Proceeds for future
share issuance
(January 2004)                         -                 -                  -            187,528
Amortization of
deferred stock-based
compensation                           -                 -                  -                  -
Treasury stock                         -              (100)               100                  -
Previous years
issuance of common
stock                                 37                37                (37)                 -
Net loss                               -                 -                  -                  -
                             -----------       -----------        -----------        -----------
Balance as of
 DECEMBER 31, 2003                16,748            16,748          5,303,707            187,528
Common shares ($0.18)
issued in January                  1,100             1,100            196,902           (187,528)
Compensation related
to amortization of
deferred marketing
and distribution costs               320               320            124,380                  -
Common shares to
service providers
($0.2) issued in
November 2003                          -                 -             55,000                  -
Common shares to
service provider
($0.18) issued in
April                                100               100             17,900                  -
Proceeds for future
share issuance
(May 2005)xxx                          -                 -                  -             25,000
Fair value of shares
issued and beneficial
conversion feature
related to
convertible loan                       -                 -             88,000                  -
Stock-based
compensation related
to warrants granted
to consultant                          -                 -              3,000                  -
Net loss                               -                 -                  -
                             -----------       -----------        -----------        -----------
Balance as of
DECEMBER 31, 2004                 18,268       $    18,268        $ 5,788,889        $    25,000
                             ===========       ===========        ===========        ===========


                                                  Deficit
                                                accumulated
                                                during the            Total
                               Deferred         development        Shareholders'
                             Compensation          stage            deficiency
                             -----------        -----------        -----------
Balance as of
 DECEMBER 31, 2002           $    (7,208)       $(4,163,555)       $   (43,161)
Common shares
($0.363) issued in
May                                    -                  -                  -
Common shares ($0.18)
issued in May ,June
,September and
November                               -                  -            547,740
Common shares to
service provider
($0.2) issued in
November                               -                  -             13,750
Common shares to
service provider
($0.3) issued in
November                               -                  -             31,175
Options exercised in
June                                   -                  -                188
Options exercised in
November                               -                  -                  -
Common shares to
service provider ($1)
issued in May                          -                  -            600,000
Common shares to
service providers
($0.25) issued in
April                                  -                  -                  -
Proceeds for future
share issuance
(January 2004)                         -                  -            187,528
Amortization of
deferred stock-based
compensation                       7,208                  -              7,208
Treasury stock                         -                  -                  -
Previous years
issuance of common
stock                                  -                  -                  -
Net loss                               -         (1,612,516)        (1,612,516)
                             -----------        -----------        -----------
Balance as of
 DECEMBER 31, 2003                     -         (5,776,071)          (268,088)
Common shares ($0.18)
issued in January                      -                  -             10,474
Compensation related
to amortization of
deferred marketing
and distribution costs                 -                  -            124,700
Common shares to
service providers
($0.2) issued in
November 2003                          -                  -             55,000
Common shares to
service provider
($0.18) issued in
April                                  -                  -             18,000
Proceeds for future
share issuance
(May 2005)xxx                          -                  -             25,000
Fair value of shares
issued and beneficial
conversion feature
related to
convertible loan                       -                  -             88,000
Stock-based
compensation related
to warrants granted
to consultant                                             -              3,000
Net loss                               -         (1,304,659)        (1,304,659)
                             -----------        -----------        -----------
Balance as of
DECEMBER 31, 2004            $         -        $(7,080,730)       $(1,248,573)
                             ===========        ===========        ===========

(1) Net of issuance expenses

         The accompanying notes are an integral part of the consolidated financial statements.

                                                            ORGANITECH USA, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------
IN U.S. DOLLARS

                                                                                                       Period from
                                                                                                        inception
                                                                     Year ended December 31,          (July 1, 1999)
                                                                 ------------------------------      through December
                                                                    2004              2003               31, 2004
                                                                 -----------        -----------        -----------
Cash flows used in operating activities:

Net loss                                                         $(1,304,659)       $(1,612,516)       $(7,080,730)
                                                                 -----------        -----------        -----------

Adjustments to reconcile net loss to net cash used in operating activities :

Amortization of deferred stock - based compensation                        -              7,208            481,485
Depreciation                                                          23,358             34,204            116,267
Impairment of inventories and base stock                              43,369                  -             43,369
Changes in accrued termination liability, net                         19,070             11,219             80,965
Loss from disposal of fixed assets                                     3,209                  -              3,209
Warrants granted to service providers                                  3,000                  -              5,116
Interest in respect of loan from Sh.A.Gali                             2,923                  -              2,923
Amortization of beneficial conversion feature related to
convertible loan                                                      23,834                  -             23,834
Amortization of fair value of finance costs related to
shares issued in connection with a convertible loan                   23,833                  -             23,833
Adjustment of exchange rate changes                                    4,029                515              5,047
Issuance of shares in non-cash transactions -
Annex A                                                              318,130            759,591          1,077,721

Changes in assets and liabilities :

Decrease (increase) in other receivables                             100,567            103,344            (18,313)
Increase in inventories                                              (36,031)          (108,180)          (175,472)
Increase in trade payables                                           188,888             83,461            385,418
Increase in other payables and accrued expenses                      211,150             43,785            396,503
Increase in customers advances                                       235,446             42,977            413,423
                                                                 -----------        -----------        -----------

Total adjustments                                                  1,164,775            978,124          2,865,328
                                                                 -----------        -----------        -----------

Net cash used in operating activities                               (139,884)          (634,392)        (4,215,402)
                                                                 -----------        -----------        -----------

Cash flows from investing activities :

Decrease (Increase) in short-term investments                         16,842            (16,842)                 -
Proceeds from disposal of property and equipment                       9,311                  -              9,311
Purchase of property and equipment                                   (12,410)           (56,938)          (270,274)
                                                                 -----------        -----------        -----------

Net cash provided by (used in) investing activities                   13,743            (73,780)          (260,963)
                                                                 -----------        -----------        -----------

Cash flows from financing activities :

Increase (decrease) in short-term credit, net                        (38,661)            41,619              2,958
Proceeds (repayment) of long-term loan from financial
institution                                                          (22,621)           (20,578)            13,274
Proceeds of convertible loans                                        200,000                  -            200,000
Proceeds from issuance of shares, net of issuance expenses            53,474            675,456          4,372,931
                                                                 -----------        -----------        -----------

Net cash provided by financing activities                        $   192,192        $   696,497        $ 4,589,163
                                                                 -----------        -----------        -----------

         The accompanying notes are an integral part of the consolidated financial statements.

                                                            ORGANITECH USA, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
--------------------------------------------------------------------------------
IN U.S. DOLLARS

                                                                                                     Period from
                                                                   Year ended December 31,            inception
                                                               ------------------------------       (July 1, 1999)
                                                                                                   through December
                                                                  2004                2003             31, 2004
                                                               -----------        -----------        -----------
Net cash used in operating activities                          $  (139,884)       $  (634,392)       $(4,215,402)

Net cash provided by (used in) investing activities                 13,743            (73,780)          (260,963)

Net cash provided by financing activities                          192,192            696,497          4,589,163
                                                               -----------        -----------        -----------

Net increase (decrease) in cash and cash equivalents                66,051            (11,675)           112,798

Cash and cash equivalents at beginning of period                    46,747             58,422                  -
                                                               -----------        -----------        -----------

Cash and cash equivalents at end of period                     $   112,798        $    46,747        $   112,798
                                                               ===========        ===========        ===========

ANNEX A - SUPPLEMENTARY DISCLOSURE OF NON-CASH
TRANSACTIONS

During the reporting period, the Company issued shares and warrants in exchange for liabilities to shareholders and services rendered by third party as follows:

Management fees - see Note 13(E)                               $   138,430        $    92,000        $   230,430
Marketing and distribution expenses - see Note 15(L)(2)             55,000             13,750             68,750
Marketing and distribution expenses - see Note 15(L)(3)            124,700             31,175            155,875
Marketing and distribution expenses - see Note 15(L)(4)                  -            600,000            600,000
Marketing and distribution expenses - see Note 10                        -             22,666             22,666
                                                               -----------        -----------        -----------
                                                               $   318,130        $   759,591        $ 1,077,721
                                                               ===========        ===========        ===========

SUPPLEMENTARY CASH FLOW INFORMATION :

Interest (paid) received, net                                  $    (3,632)       $     1,706        $      (485)
                                                               ===========        ===========        ===========

Income tax paid, net                                           $     2,566        $     2,519        $    13,820
                                                               ===========        ===========        ===========

         The accompanying notes are an integral part of the consolidated financial statements.

                                                            ORGANITECH USA, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)

NOTES TO THE CONSOLIDATED FIANACIAL STATEMENTS
--------------------------------------------------------------------------------
IN U.S. DOLLARS

Note 1 - GENERAL

     A. OrganiTech USA Inc. ("the Company"), a Delaware corporation, incorporated in 1981, and its subsidiaries ("the Group") design, develop, manufacture, market and support Hydroponics solutions and platforms for the Agriculture and Life-Science industries.

          The Company's core business is conducted primarily through its wholly-owned subsidiary, OrganiTECH Ltd. ("OrganiTECH"), a company organized under the laws of Israel. OrganiTECH operates mainly in the Agriculture Industrialization arena. Since its formation in 1999, it has been developing, producing and marketing its leading proprietary technology - a Self-contained, portable, robotic, sustainable agricultural platforms designed to automatically seed, transplant and harvest commercial quantities of hydroponics, pesticide free, green leaf vegetables.

          OrganiTECH offers a "Hydroponics Growing Factory", by using its proprietary technology and combining it with self-contained structures and platforms, enabling the growth of leafy vegetables in a highly economic, clean and automated surrounding, making optimal use of resources such as water, labor and land.

          The Company's first product was the GrowTECH(TM)2000, a patented, hydroponics system. It is a low input-high output, self-contained, portable, robotic, sustainable and controlled agricultural platform, utilizing advanced growth lighting systems, environmental control systems, robotics, and management systems, all designed to fully automate the entire cultivation process (Seeding - Germination - Growing - Harvesting) of hydroponics, pesticide free, green leaf vegetables.

          The Company's leading product to date is the GrowTECH(TM)2500, an automated platform using GrowTECH(TM)2000 proprietary technology, and combining it with a greenhouse structure. GrowTECH(TM)2500 enables the growth of leafy vegetables in a highly economical clean and automated surrounding, making optimal use of resources such as water, labor and land. By integrating OrganiTECH's hydroponics Rotating Field-System
          (RFS) technology in GrowTECH(TM)2500, vegetables (i.e. lettuce) float in Styrofoam trays, which serve as a nutritious solution and a means of transport through the growth process. GrowTECH(TM)2500 enables year round, high yield production of pesticide free plants with extended shelf-life, while significantly reducing heating and labor costs, the most serious cost-drivers in the greenhouse industry.

          The Company is also developing its PhytoChamber(TM) product, a state of the art, two-chambered, cost-effective hydroponics growth platform designed to maximize and provide optimal growth conditions for certain plants used and utilized by the biotechnology industry and researchers. PhytoChamber(TM) is based on the Company's proprietary hydroponics know-how and GrowTECH products.

                                                            ORGANITECH USA, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)

NOTES TO THE CONSOLIDATED FIANACIAL STATEMENTS
--------------------------------------------------------------------------------
IN U.S. DOLLARS

Note 1 - GENERAL (continued)

     B. The Company is devoting substantial efforts towards activities such as financial planning, capital raising and research and development of its products. In the course of such activities, the Company and its subsidiary have sustained operating losses and expect such losses to continue in the foreseeable future. The Company and its subsidiary have not generated sufficient revenues and have not achieved gross profit, profitable operations or positive cash flows from operations. The Company's deficit accumulated during the development stage aggregated to $7,080,730 through December 31, 2004. There is no assurance that profitable operations, if ever achieved, could be sustained on a continuing basis.

          The Company plans to continue to finance its operations with a combination of stock issuance and private placements and in the longer term, revenues from product sales. There are no assurances, however, that the Company will be successful in obtaining an adequate level of financing needed for the long term development and commercialization of its planned products.

          These conditions raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

     C. In December 2002, OrganiTech Ltd. and two other third parties have completed the foundation of 33 1/3% each Israeli joint venture corporation in the name A.T.A Jordan Valley Ltd. ("ATA"). In March 2003 ATA established, with a third party, a company owned 25% by ATA - A.A.G. Eilat Ltd..

          In December 2004, OrganiTech Ltd. purchased all of ATA's outstanding share capital in consideration for 1 NIS (New Israeli Shekel) (See note 13F(a)).

          The acquisition was accounted for using the purchase method of accounting as determined in Statement of Financial Accounting Standards ("SAFS") No. 141, "Business Combinations" ("SFAS No. 141").

          The acquisition did not have any influence on the results of the Company for the years ended December 31, 2003 and 2004.

                                                            ORGANITECH USA, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)

NOTES TO THE CONSOLIDATED FIANACIAL STATEMENTS (CONTINUED)
--------------------------------------------------------------------------------
IN U.S. DOLLARS

Note 2 - SIGNIFICANT ACCOUNTING POLICIES

          The consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States ("U.S. GAAP"),applied on a consistent basis, as follows:

     A.   USE OF ESTIMATES

          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported and disclosure of contingent assets and liabilities in the financial statements and accompanying notes. Actual results could differ from those estimates.

     B.   FINANCIAL STATEMENTS IN U.S. DOLLARS

          The Company's revenues are generated mainly in U.S. dollars. In addition, most of the Company's costs are incurred in U.S. dollars. The Company's management believes that the U.S. dollar is the primary currency of the economic environment in which the Company operates. Thus, the functional and reporting currency of the Company is the U.S. dollar.

          Transactions and balances originally denominated in U.S. dollars are presented at their original amounts. Transaction and balances in other currencies have been remeasured into U.S. dollars in accordance with principles set forth in SFAS No. 52 "Foreign Currency Translation". All exchange gains and losses from the remeasurement mentioned above are reflected in the statement of income in financial income or expenses.

     C.   PRINCIPLES OF CONSOLIDATION

          The consolidated financial statements include the accounts of the Company and its wholly -owned subsidiary, OrganiTech Ltd. All Intercompany transactions and balances have been eliminated upon consolidation.

     D.   CASH EQUIVALENTS

          Cash equivalents, are short-term highly liquid investments that are readily convertible to cash with maturities of three months or less at the date of acquisition.

     E.   INVENTORIES

          Inventories are stated at the lower of cost or market value. Cost is determined as follows: Spare parts are valued at the cost amortized over their service life.

          Raw materials - using the "first - in, first - out" (FIFO) method.

          Work in process and finished products - using the FIFO method, on the basis of the manufacturing costs, which consist of raw materials, labor and other indirect manufacturing costs.

     F.   INVESTMENT IN AFFILIATED COMPANIES

          Investments in unconsolidated affiliated companies in which the Group can exercise significant influence are presented using the equity method of accounting. Investments in unconsolidated affiliated companies in which the Group does not have the ability to exercise significant influence over operating and financial policies of the company are recorded at cost.

                                                            ORGANITECH USA, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)

NOTES TO THE CONSOLIDATED FIANACIAL STATEMENTS (CONTINUED)
--------------------------------------------------------------------------------
IN U.S. DOLLARS

Note 2 - SIGNIFICANT ACCOUNTING POLICIES (continued)

     G.   PROPERTY AND EQUIPMENT

          Property and equipment are stated at cost, net of accumulated depreciation.

          Depreciation is calculated by the straight-line method over the estimated useful lives of the assets, at the following annual rates:

                                                                    Years
                                                                  -----------

          Computers                                                        3
          Furniture and  office equipment                                 17
          Communication and other equipment                             7-14
          Motor vehicles                                                   7

          Leasehold improvements are amortized using the straight-line method over the shorter of the terms of the lease or useful life.

          Expenditures for maintenance and repairs are charged to expense as incurred, while renewals and betterment of a permanent nature are capitalized.

     H.   IMPAIRMENT OF LONG-LIVED ASSETS

          The Company's long-lived assets are reviewed for impairment in accordance with SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the asset. If an asset is determined to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value.

     I.   SEVERANCE PAY

          The Company's liability for severance pay is calculated pursuant to Israeli severance pay law based on the most recent salary of the employees multiplied by the number of years of employment, as of the balance sheet date. Employees are entitled to one month's salary for each year of employment or a portion thereof. The Company's liability for all of its employees is fully provided by monthly deposits with insurance policies and by an accrual. The value of these policies is recorded as an asset in the Company's balance sheet.

          The deposited funds include profits accumulated up to the balance sheet date. The deposited funds may be withdrawn only upon the fulfillment of the obligation pursuant to Israeli severance pay law or labor agreements. The value of the deposited funds is based on the cash surrendered value of these policies, and includes immaterial profits.

          Severance expenses for the years ended December 31, 2004 and 2003, amounted to approximately $19,659 and $11,219 respectively.

                                                            ORGANITECH USA, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)

NOTES TO THE CONSOLIDATED FIANACIAL STATEMENTS (CONTINUED)
--------------------------------------------------------------------------------
IN U.S. DOLLARS

Note 2 - SIGNIFICANT ACCOUNTING POLICIES (continued)

     J.   REVENUE RECOGNITION

          The Company generates revenues from long-term contracts involving the design, development, manufacture and integration of Hydroponics systems and solutions

          Revenues from long-term contracts are recognized based on Statement of Position 81-1 "Accounting for Performance of Construction-Type and Certain Production-Type Contracts" ("SOP 81-1") according to which revenues are recognized based on either the completed contract basis or the percentage of completion basis.

          For projects signed during the year 2004 (and performed till and during the year 2005), which were the Company's first projects, management used the completed-contract method as it could not expect to perform all of its contractual obligations and also has not gained sufficient experience for estimating contract costs.

          Based on the completed-contract method, sale of products is recognized when delivery of the product has occurred, title passed to the customer and collectability is reasonably assured. Revenues under the completed-contract method are recognized only when installation is completed.

          The Company does not provide, in the normal course of business, a right of return to its customers. If uncertainties exist, such as the granting to the customer of right of cancellation if the product is not technically acceptable, revenue is recognized when the uncertainties are resolved.

          In some cases, the Company grants customers with an evaluation period, usually several months, to evaluate the product prior to purchase. The Company does not recognize revenue from sales of products shipped to customers for evaluation until such products are actually purchased. Until purchased, these products are recorded as consignment inventory at the lower of cost or market.

          For contracts signed in 2005 and after performing several projects and obtaining adequate experience, the Company intends to adopt the percentage-of-completion method of accounting as its principle accounting policy. Based on the percentage-of-completion method, sales and profits under long-term fixed-price contracts which provide for a substantial level of development and design efforts in relation to total contract efforts are recorded using the efforts-expended method of accounting as the basis to measure progress toward completing the contract.

          In 2004, the Company derived 96% of its revenues from a single customer.

                                                            ORGANITECH USA, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)

NOTES TO THE CONSOLIDATED FIANACIAL STATEMENTS (CONTINUED)
--------------------------------------------------------------------------------
IN U.S. DOLLARS

Note 2 - SIGNIFICANT ACCOUNTING POLICIES (continued)

     K.   WARRANTY

          The Company estimates the costs that may be incurred under its basic warranty and records a liability in the amount of such costs at the time revenue is recognized. The specific terms and conditions of those warranties vary depending upon the product sold and the country in which the Company does business. Factors that affect the Company's warranty liability include the number of delivered products, engineering estimates and anticipated rates of warranty claims. The Company periodically assesses the adequacy of its recorded warranty liability and adjusts the amount as necessary.

          Changes in the Company's provision for warranty during the year are as follows:

          Balance, at January 1, 2004                              -
          Warranties issued during the year                  $ 7,000
                                                             -------

          Balance, at December 31,2004                       $ 7,000
                                                             =======

     L.   RESERCH AND DEVELOPMENT COSTS

          Research and development costs, net of participations, are charged to the statement of operations as incurred.

          The Company's subsidiary in Israel received grants (mainly royalty-bearing) from the Government of Israel and from other sources for the purpose of funding approved research and development projects. These grants are recognized as a deduction from research and development costs at the time the Company is entitled to such grants on the basis of the research and development costs incurred.

     M.   DEFERED INCOME TAXES

          The Company and its subsidiary account for income taxes in accordance with Statements of Financial Accounting Standards no. 109 "Accounting for income Taxes"

          Deferred income taxes are provided for the difference between the tax and accounting bases of assets and liabilities based on the currently enacted tax rate. The main temporary difference in respect to which deferred income taxes is provided for are as follows: employee benefits and rights and net operation losses carry forwards. A valuation allowance is established when it is more likely than not that all or portion of the deferred tax asset will not to be realized. The Company provides a valuation allowance if necessary, to reduce deferred tax assets to their estimated realizable value.

     N.   ADVERTISING COST

          Advertising costs are expensed as incurred.

                                                            ORGANITECH USA, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)

NOTES TO THE CONSOLIDATED FIANACIAL STATEMENTS (CONTINUED)
--------------------------------------------------------------------------------
IN U.S. DOLLARS

Note 2 - SIGNIFICANT ACCOUNTING POLICIES (continued)

     O.   STOCK-BASED COMPENSATION

          The Company's Board of Directors has adopted an employee stock option plan. The Company has elected until December 31, 2001 to follow Accounting Principles Board Statement No. 25 "Accounting for Stock Option Issued to Employees" ("APB No. 25") and Financial Accounting Standards Board Interpretation No. 44 "Accounting for Certain Transactions Involving Stock Compensation" ("FIN No. 44") in accounting for its employee stock option plan. Under APB 25, when the exercise price of an employee stock option is equivalent to or is above the market price of the underlying stock on the date of grant, no compensation expense is recognized.

          The Company adopted the disclosure provisions of Statement of Financial Accounting Standard No. 148, "Accounting for Stock-Based Compensation - transition and disclosure" ("SFAS No. 148"), which amended certain provisions of Statement of Financial Accounting Standard No. 123 "Accounting for Stock-Based Compensation" ("SFAS No. 123"). Pro forma information regarding the Company's net loss and net loss per share is required by SFAS No. 123 and has been determined as if the Company had accounted for its employee stock options under the fair value method presented by SFAS No. 123.

          Compensation expense for stock options granted to employees since 2002 under the Company's stock option plan has been determined based on the fair value at the date of grant, consistent with the method of SFAS No. 123, with the following weighted average assumptions:

          Expected dividend yield             0%
          Expected volatility                50%
          Risk-free interest rate             4%
          Expected life                     5 years

          The Company's pro forma net loss approximates its reported net loss. No stock options were granted in 2003 and 2004.

          The Company applies SFAS No. 123 and Emerging Issues Task Force No. 96-18 "Accounting for Equity Instruments that are Issued to other than Employees for Acquiring, or in conjunction with selling, goods or services" ("EIFT 96-18"), with respect to options and warrants issued to non-employees. SFAS No. 123 requires the use of option valuation models to measure the fair value of the options and warrants at the date of grant.

                                                            ORGANITECH USA, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)

NOTES TO THE CONSOLIDATED FIANACIAL STATEMENTS (CONTINUED)
--------------------------------------------------------------------------------
IN U.S. DOLLARS

Note 2 - SIGNIFICANT ACCOUNTING POLICIES (continued)

     P.   FAIR VALUE OF FINANCIAL INSTRUMENTS

          The carrying amount reported in the balance sheet for cash and cash equivalents, other receivables and prepaid expenses, short-term bank credit and loans, trade payables and other payables approximate their fair values due to the short-term maturities of such instruments.

     Q.   BASIC AND DILUTED NET LOSS PER SHARE

          Basic net loss per share is computed based on the weighted average number of ordinary shares outstanding during each year. Diluted net loss per share is computed based on the weighted average number of ordinary shares outstanding during each period, plus dilutive potential ordinary shares considered outstanding during the year in accordance with Statement of Financial Accounting Standard No. 128, "Earnings Per Share" (SFAS No. 128"). Outstanding stock options and warrants are excluded from the calculation of the diluted net loss per ordinary share when such securities are anti-dilutive. All outstanding stock options have been excluded from the calculation of the diluted loss per ordinary share because all such securities are anti-dilutive for each of the periods presented.

     R.   RECLASSIFICATION

          Certain comparative figures have been reclassified to confirm with current year presentation.

     S.   IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

          (1)  SFAS No. 151

               In November 2004, the FASB issued Statement of Financial Accounting Standard No. 151, "Inventory Costs, an amendment of ARB No. 43, Chapter 4." ("SFAS 151"). SFAS 151 amends Accounting Research Bulletin ("ARB") No. 43, Chapter 4, to clarify that abnormal amounts of idle facility expense, freight handling costs and wasted materials (spoilage) should be recognized as current-period charges. In addition, SFAS 151 requires that allocation of fixed production overheads to the costs of conversion be based on normal capacity of the production facilities. SFAS 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company does not expect that the adoption of SFAS 151 will have a material effect on its financial position or results of operations.

          (2)  SFAS No. 123(R)

               On December 16, 2004, the Financial Accounting Standards Board
               (FASB) issued FASB Statement No. 123 (revised 2004) ("123(R)"), "Share-Based Payment", which is a revision of FASB Statement No. 123, "Accounting for Stock-Based Compensation". Statement 123(R) supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees", and amends FASB Statement No. 95, "Statement of Cash Flows". Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. Statement 123(R) must be adopted no later than January 1,2006. The Company adopted Statement 123(R) on January 1,2006.

                                                            ORGANITECH USA, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)

NOTES TO THE CONSOLIDATED FIANACIAL STATEMENTS (CONTINUED)
--------------------------------------------------------------------------------
IN U.S. DOLLARS

Note 2 - SIGNIFICANT ACCOUNTING POLICIES (continued)

     S.   IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

          (1)  SFAS No. 151 (Cont.)

               The Company adopted the fair-value-based method of accounting for share-based payments effective January 1, 2002. Currently, the Company uses the Black-Scholes-Merton formula to estimate the value of stock options granted to employees and expects to continue to use this acceptable option valuation model upon the required adoption of Statement 123(R) on January 1, 2006.

               The Company does not anticipate that the adoption of Statement 123(R) will have a material impact on its results of operations or its financial position.

          (3)  SAB No. 107

               In March 2005, the SEC released Staff Accounting Bulletin No. 107, "Share-Based Payment" ("SAB 107"). SAB 107 provides the SEC staff's position regarding the application of Statement 123R, which contains interpretive guidance related to the interaction between Statement 123R and certain SEC rules and regulations, and also provides the staff's views regarding the valuation of share-based payment arrangements for public companies. The Company does not expect that the adoption of SAB 107 will have a material impact on its financial position, results of operations or cash flows.

          (4)  SFAS No. 154

               In May 2005, the FASB issued Statement of Financial Accounting Standard No. 154 ("FAS 154"), "Accounting Changes and Error Corrections" - a replacement of APB No. 20, Accounting Changes" and FAS NO. 3, "Reporting Accounting Changes in Interim Financial Statement". FAS 154 provides guidance on accounting for and reporting of accounting changes and error corrections.

               APB Option 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. FAS 154 requires retrospective application to prior periods' financial statements of a voluntary change in accounting principle unless it is impracticable.

                                                            ORGANITECH USA, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)

NOTES TO THE CONSOLIDATED FIANACIAL STATEMENTS (CONTINUED)
--------------------------------------------------------------------------------
IN U.S. DOLLARS

Note 3 - CASH AND CASH EQUIVALENTS


                                              December 31,
                                         -----------------------
                                           2004           2003
                                         --------       --------


In New Israeli Shekels                   $112,798       $  3,247
In other currencies (mainly the $)              -         43,500
                                         --------       --------

                                         $112,798       $ 46,747
                                         ========       ========


Note 4 - OTHER RECEIVABLES AND PREPAID EXPENSES

                                                           December 31,
                                                     -----------------------
                                                       2004           2003
                                                     --------       --------


Participation grants from the Singapore-Israel
Industrial Research and Development Fund              $     -       $  2,411
Notes receivable                                            -         28,317
Participation grants from the Government of
Israel - Chief Scientist                                    -         43,032
Government Institutions                                     -         22,205
Other                                                  15,472          9,243
                                                     --------       --------

                                                     $ 15,472       $105,208
                                                     ========       ========

Note 5 - INVENTORIES

                                              December 31,
                                         -----------------------
                                           2004           2003
                                         --------       --------

Spare parts                              $      -       $ 26,916
Work in progress and raw materials         92,063        112,525
Finished products                          45,000              -
                                         --------       --------

                                         $137,063       $139,441
                                         ========       ========


     In 2004 the Company recorded a provision for obsolete inventories in the amount of $ 38,409.

                                                            ORGANITECH USA, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)

NOTES TO THE CONSOLIDATED FIANACIAL STATEMENTS (CONTINUED)
--------------------------------------------------------------------------------
IN U.S. DOLLARS

Note 6 - PROPERTY AND EQUIPMENT, NET

                                           December 31,
                                     -----------------------
                                       2004           2003
                                     --------       --------

Cost:

Computers                            $ 50,800       $ 56,350
Furniture and Office equipment          9,370          8,996
Other equipment                        37,503         37,503
Communication equipment                 6,380          9,380
Leaseholds Improvements                71,394         71,394
Motor vehicles                         50,336         60,654
                                     --------       --------

                                     $225,783       $244,277
                                     --------       --------
Accumulated depreciation:

Computers                            $ 43,232       $ 53,033
Furniture and Office equipment          2,231          1,682
Other equipment                        17,702         14,613
Communication equipment                 2,088          3,697
Leaseholds Improvements                15,651          8,511
Motor vehicles                         16,979         11,373
                                     --------       --------

                                     $ 97,883       $ 92,909
                                     --------       --------

Net                                  $127,900       $151,368

Base stock                              8,627         13,587
                                     --------       --------

                                     $136,527       $164,955
                                     ========       ========


     Depreciation expenses amounted to $23,358, $34,204 and $116,267 for the years ended December 31, 2004, 2003 and for the period from inception through December 31, 2004, respectively.

     In 2004, the Company recorded an impairment loss of $ 4,960 with respect to its base stock.

     As to liens on fixed assets-see Note 14.

Note 7 - SHORT-TERM BANK CREDIT AND CURRENT MATURITY OF LONG - TERM LOAN

                                                        December 31,
                                                    ---------------------
                                   Interest rate
                                          %          2004          2003
                                       -------      -------       -------

Credit from bank                         16.8       $ 2,958       $41,619
Current maturity of long-term loan       16.9        13,274        22,746
                                                    -------       -------

                                                    $16,232       $64,365
                                                    =======       =======

                                                            ORGANITECH USA, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)

NOTES TO THE CONSOLIDATED FIANACIAL STATEMENTS (CONTINUED)
--------------------------------------------------------------------------------
IN U.S. DOLLARS

Note 8 - TRADE PAYABLES

                          December 31,
                    -----------------------
                      2004           2003
                    --------       --------

Open accounts       $103,150       $ 60,441
Notes payable        282,268        136,089
                    --------       --------

                    $385,418       $196,530
                    ========       ========

Note 9 - OTHER PAYABLES AND ACCRUED EXPENSES

                                                       December 31,
                                                 -----------------------
                                                   2004           2003
                                                 --------       --------

Provision for payroll and related expenses       $ 24,581       $ 50,662
Vacation pay                                       20,607         21,022
Accrued expenses                                  287,054        114,687
Royalties                                          22,774              -
                                                 --------       --------

                                                 $355,016       $186,371
                                                 ========       ========


Note 10 - SHORT TERM LOAN


               On July 17, 2003, the Company and its wholly owned subsidiary, signed a memorandum of understanding ("MOU") with Netafim (A.C.S.) Ltd. ("Netafim"), whereby:

               At the first period-from execution of the MOU and not later than December 31, 2003

          (1) Netafim will finance the operations of the Company until December 31, 2003 in the amount of $100,000, according to an agreed upon business plan, detailed working plan and budget (the "Netafim's Capital"). Netafim's Capital will be used only for the Company's operations and will not serve to pay any debts or liabilities of the Company.

          (2) Upon execution of the MOU and through December 31, 2003, Netafim will also provide services as described in the MOU to the Company at an agreed upon cost based on fair market value to be determined in accordance with Netafim's prices to other Netafim's affiliates.

          (3) In consideration for Netafim's Capital, as well as, the cost of the services to be provided by Netafim, the Company shall issue, no later then December 31, 2003, shares to Netafim at a price per share based on the Company's post-money valuation of $1,176,471.

          (4) In the event that Netafim chooses to terminate the MOU, any and all Netafim's Capital, as well as, the cost of services invested in the Company up to such termination event, shall be considered to constitute a loan linked to the NIS-dollar exchange rate and bear interest at an annual rate of 5%, to be repaid by the Company to Netafim on 6 monthly equal installments.

                                                            ORGANITECH USA, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)

NOTES TO THE CONSOLIDATED FIANACIAL STATEMENTS (CONTINUED)
--------------------------------------------------------------------------------
IN U.S. DOLLARS

Note 10 - SHORT TERM LOAN (continued)

          (5) On December 31, 2003, the MOU with Netafim has expired, and the Company did not issue any shares to Netafim. Netafim has financed pursuant to the MOU $22,666 of the Company's activities. On December 20, 2004, the Company and Netafim agreed that the Company will return the amount owed in 5 equal monthly installments of 4,000 Euro each commencing February 1, 2005.

Note 11 - CONVERTIBLE LOANS

     A.   Convertible loan from SH.A.Gali Ltd.

          On June 14, 2004, the Company signed a convertible loan agreement with Sh.A.Gali Ltd. ("Gali"), a company under the control of a director, whereby Gali granted to the Company a convertible loan of $100,000. In the event that Gali chooses to convert the loan into an equity investment, the Company will issue Gali 454,545 common shares of the Company equivalent to $100,000 computed based upon the fair market value of the Company's common stock at the date of the agreement determined at $0.22 per share. If not converted, the loan should have been repaid in one installment following of 12 months from the granting date. The loan bears interest at Libor +3 %, to be paid with the principal. According to the loan agreement the Company issued to Gali 200,000 of common shares of the Company in March 2005 as additional financing costs. As the Company did not repay the loan on time, Gali was entitled to the issuance of common stock of the Company equivalent to $200,000, computed based upon the fair market value of the Company's common stock at the date of the agreement, determined at $0.22 per share. On September 11, 2005, pursuant to Gali's request, the Company issued 909,090 shares to Gali. The Company accounted for this convertible loan according to EITF 00-27 "Application of Issue No. 98-5 to certain Convertible Instruments". Accordingly, the Company recorded a beneficial conversion feature and finance costs related to the fair value of the shares on the convertible loan in the amount of $88,000 to be amortized over a period of one year.

     B.   Convertible loan from Clal Finance Underwriters Ltd. ("Clal")

          On December 21, 2004, the Company issued a convertible promissory Note to Clal with the principal amount of $100,000 bearing an annual interest at a rate equal to the prime rate of Bank of America, N.A as of the repayment date plus 5%. Clal had the option to convert the promissory Note into 400,000 common shares of the Company for which, fair market value approximates the amount of the Note on the issuance date. On March 2, 2005, Clal converted the promissory Note. The Company accounted for this convertible loan according to EITF 00-27 "Application of Issue No. 98-5 to certain Convertible Instruments". No beneficial conversion feature was recorded as the effective conversion price of the convertible loan was equal to the fair market value of the common stock on the date of issuance, which was also the commitment date.

Note 12 - LONG-TERM LOAN

                                                                        December 31,
                                                                    ---------------------
                                       Currency     Interest rate %  2004           2003
                                     -------------      ------      -------       -------
 Loan from financial institution
                                       NIS-Linked
                                         To the
                                       Israeli CPI       16.9%      $13,274        35,895

 Less - current maturity                                             13,274        22,746
                                                                    -------       -------

                                                                    $     -       $13,149
                                                                    =======       =======

          As to liabilities secured by lien on assets, see Note 13.

                                                            ORGANITECH USA, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)

NOTES TO THE CONSOLIDATED FIANACIAL STATEMENTS (CONTINUED)
--------------------------------------------------------------------------------
IN U.S. DOLLARS

Note 13 - CONTINGENCIES AND COMMITMENTS

     A.   Royalty Commitments

          (1) OrganiTech Ltd. is committed to pay royalties to the Office of the Chief Scientist ("OCS") on proceeds from the sales of products, which the OCS participated in their research and development. Royalty payments are computed on the portion of sales from such products at a rate 3% to 5% up to the amount of the grants received, which are linked to the U.S. $ and bear annual interest at Libor.

               The terms of the Chief Scientist grants restrict OrganiTech Ltd's ability to manufacture products or transfer the technologies developed using these grants outside of Israel.

               As of December 31, 2004, the total of royalty bearing grants received by OrganiTech Ltd. from the OCS is $407,106.

          (2) In September 2001, OrganiTech Ltd. received an approval for Magnaton Research and Development program from the OCS. Magnaton program reflects a joint venture between OrganiTech Ltd. and the Weitzman Institute (Yeda Research and Development Ltd. ("Yeda")) in order to develop new varieties of miniature tomatoes that can be adapted to the GrowTECH 2000 system.

               The OCS participates in 66% of the research and development expenses incurred, subject to a maximum amount of approximately $85,000.

               As of December 31, 2004, OrganiTech Ltd. received from the OCS a payment of $66,508. OrganiTech Ltd. is committed to pay royalties to the Weitzman Institute up to 5% on sales of products developed with the grants participation of the Magnaton program.

               On May 11, 2004, Yeda filed a lawsuit against OrganiTech Ltd.- see note 13 B b.

          (3) In November 2001, OrganiTech Ltd. and a third party -"Agronaut" received approval from the Singapore-Israel Industrial Research and Development ("SIIRD") for funding the development of an updated commercial version of the GrowTECH. SIIRD will participate in 40% of the research and development expenses incurred by OrganiTech Ltd. and Agronaut, limited to a maximum amount of $421,359. As of December 31, 2004 OrganiTech Ltd. has received $250,505 from SIIRD.

               OrganiTech Ltd., and Agronaut are committed to pay royalties to SIIRD ranging from 1.5% to 2.5% on sales of products developed with the grants participation of SIIRD. The commitment for royalty payments to SIIRD is limited to the amount of received participation.

          (4) In August 2005, OrganiTech Ltd. and a German R&D institute received approval from the OCS and the Industrial Research and Development fund ("Bio Disc") for development of a Bio-Tech system based on OrganiTECH's GrowTECH(TM)2000 and PhytoChamber(TM). The OCS will participate in up to 30% of the research and development expenses incurred by OrganiTech Ltd., limited to a maximum amount of $210,000. OrganiTech will be committed to royalty payments computed on the all sales of the Company at a rate 3% to 5%. The commitment to the OCS is limited to the amount of the received participation, link to the U.S. dollar and bears annual interest at Libor.

                                                            ORGANITECH USA, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)

NOTES TO THE CONSOLIDATED FIANACIAL STATEMENTS (CONTINUED)
--------------------------------------------------------------------------------
IN U.S. DOLLARS

Note 13 - CONTINGENCIES AND COMMITMENTS (continued)

     B.   Legal claims

          a. In February 2000, OrganiTech Ltd. signed a distribution agreement with Leami ("Net Alim"), whereby it granted Net Alim the exclusive right to market OrganiTech Ltd's GrowTECH platforms in Israel. Under the terms of the agreement, Net Alim agreed to purchase two GrowTECH platforms in consideration for $100,000. In March 2000, OrganiTech Ltd. received an advance payment from Net Alim in an amount of $60,000. In July 2000, OrganiTech Ltd. delivered the two GrowTECH platforms to Net Alim. OrganiTech Ltd. and Net Alim negotiated certain claims of Net Alim concerning the GrowTECH platforms delivered and the distribution agreement. On February 2, 2005, Net Alim filed a lawsuit against OrganiTech Ltd. in the amount of $295,500. On April 20, 2005 the Company filed a counter lawsuit against Net Alim at the amount of $148,800. It is the opinion of management based on its legal advisor, that due to the early stage of the lawsuit it is unable to predict the outcome of these claims.

          b. On May 11, 2004, Yeda Research and Development Ltd. ("Yeda") filed a lawsuit against OrganiTech Ltd. in the amount of $78,020 for the payment of services rendered by Yeda under the Magnaton Research and Development program. On December 21, 2004 OrganiTech had settled with Yeda and agreed to pay the amount of $78,020. The Company recorded a provision for this settlement as of December 31, 2004.

     C. Until June 30, 2004, the Company maintained worldwide directors and officers' insurance policy that cover, subject to the Israel law and Jurisdiction, in management's opinion, all reasonable risks up to $1 million. As of July 2004, the Company has no insurance policy for its Directors and officers. The Company is committed to indemnify its directors and executive officers, to the extent permitted by law, in respect of any monetary obligation imposed in favor of third party and reasonable legal expenses expended or charge to any of them

     D.   Lease Commitment

          The future minimum lease commitment of the Company under non-cancelable operating lease agreement in respect of premises is as of December 31, 2004 as follows:

                             DECEMBER 31,
                             ------------

                                 2005                         $17,400
                                 2006                          10,150
                                                              -------

                                                              $27,550
                                                              =======

          Rent expenses for years ended December 31, 2004, 2003 and for the period from inception through December 31, 2004 are $17,723 , $10,725 and $ 82,580, respectively.

                                                            ORGANITECH USA, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)

NOTES TO THE CONSOLIDATED FIANACIAL STATEMENTS (CONTINUED)
--------------------------------------------------------------------------------
IN U.S. DOLLARS

Note 13 - CONTINGENCIES AND COMMITMENTS (continued)

     E.   Management Fees

          a. On July 1, 2003 the Company and Mr. Shimon Zenaty ("Simon") signed a management agreement, whereby Simon will invest up to 100 hours per month in working with the Company, in consideration for management fee at the amount of $4,000 per month.

               (1) Pursuant to the management agreement, under certain cash flow conditions, the payment of the monthly management fees will be deferred and bear interest computed at a rate of 5% per annum payable by the Company during the deferral period on a quarterly basis.

               (2) Pursuant to the management agreement, Simon has the right to request the Company to exchange the deferred management fees, including accumulated interest thereon, for the Company's common shares at a price computed as 75% of the average closing market price of the Company's shares during the three months prior to the date of the exchange.

               (3) The management agreement can be terminated with a 60 days written notice at the parties' mutual agreement.

               As of December 31, 2004 Simon has accrued $98,962 including interest and discount on share price. On February 28, 2005, the management agreement with Simon was terminated. The Company paid the management fees for the last two months of the agreement in cash. The management fees as of December 31, 2004 were paid on May 2, 2005 by the issuance of 652,059 common shares of the Company.

          b. On June 16, 2002 the Company and a third party investor ("the investor") signed a management agreement, whereby the investor will invest up to 100 hours per month in working with the Company, in consideration for management fees at the amount of $4,000 per month.

               (1) Pursuant to the management agreement, under certain cash flow conditions, the payment of the monthly management fees will be deferred and bear interest computed at a rate of 5% per annum payable by the Company during the deferral period on a quarterly basis.

               (2) Pursuant to the management agreement, the investor has the right to request the Company to exchange the deferred management, including accumulated interest thereon, for the Company's common shares at a price computed as 75% of the average closing market price of the Company's shares during the three months prior to the date of the exchange.

               (3) The management agreement can be terminated with a 60 days written notice at the parties' mutual agreement.

               As of December 31, 2004 the investor has accrued $71,468 including interest and discount on share price. On February 28, 2005, the management agreement with the investor was terminated. The Company paid the management fees for the last two months of the agreement in cash. The management fees as of December 31, 2004 were paid on May 2, 2005 by the issuance of 452,174 common shares of the Company.

                                                            ORGANITECH USA, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)

NOTES TO THE CONSOLIDATED FIANACIAL STATEMENTS (CONTINUED)
--------------------------------------------------------------------------------
IN U.S. DOLLARS

Note 13 - CONTINGENCIES AND COMMITMENTS (continued)

     F.   Sales commitments

          a. In December 2002, OrganiTech Ltd. and two other third parties have completed the foundation of 33 1/3% each Israeli joint venture corporation in the name A.T.A Jordan Valley Ltd. ("ATA"). On December 22, 2002 OrganiTech LTD and ATA signed an exclusive agency agreement that granted ATA the exclusive rights to sell OrganiTech's products in Israel . In December 2003, the joint venture partners signed an agreement whereby OrganiTech Ltd. will purchase all of ATA outstanding share capital at the price of 1 NIS (New Israeli shekel), such that following the execution of this agreement OrganiTech Ltd. will hold 100% of ATA outstanding share capital. On December 15, 2004, A.T.A board of directors approved to transfer all shares to OrganiTech Ltd.

               In March 2003 ATA established a joint company in the name of A.A.G Eilat Ltd. to be held at 25% by ATA and 75% by third party. In March 2003, OrganiTech Ltd. supplied a GrowTECH 2500 system to ATA to be installed at A.A.G Eilat Ltd. site, for purchase price of $100,000, OrganiTech Ltd. did not recognize revenue from this sale transaction as collectability is not reasonably assured and the technical acceptance from the customer was not received.

               As of December 31, 2004, OrganiTech Ltd. had accumulated costs which relate to this system installed at A.A.G Eilat Ltd. site at the amount of $83,409.

               The Company's management is of the opinion that the net realizable value of this system as of December 31, 2004 is $45,000, and consequently wrote down an amount of $38,409.

          b. In July 2000, the Company signed a memorandum of understanding ("MOU") with a Singaporean company ("Agronaut"), whereby the Company committed to sell two beta version GrowTECH platforms ("GrowTECH platforms") in consideration for $50,000 each. The Company received an advance of $100,000 for two GrowTECH platforms, which were delivered during June 2001. The parties agreed upon the followings:

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

               The Company has not received the acceptance approval by Agronaut in respect of such two GrowTECH platforms. As of December 31, 2004 the $75,000 has been included in customer advances on the balance sheet.

Note 14 - LIABILITIES SECURED BY LIEN ON ASSETS

     To secure the Company's liability to financial institution, at the amount of $13,274, as of December 31, 2004, the Company pledged to the financial institution, with a first and fixed lien, six vehicles of the Company.

                                                            ORGANITECH USA, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FIANACIAL STATEMENTS (CONTINUED)
--------------------------------------------------------------------------------
IN U.S. DOLLARS


Note 15 - SHARE CAPITAL

     A. In July 1999, OrganiTech Ltd. issued 4,790,000 of its common shares at a price of approximately $0.00004 per share, for a consideration of $169.

     B. In October 1999, OrganiTech Ltd. issued 684,000 of its common shares at a price of approximately $0.03 per share, for a consideration of $21,000.

     C. In October 1999, OrganiTech Ltd. issued 489,000 of its common shares at a price of approximately $0.19 per share, for a consideration of $93,440.

     D. In April 2000, OrganiTech Ltd. issued 684,000 of its common shares at a price of approximately $0.08 per share, for a consideration of $55,544.

     E. In June 2000, OrganiTech Ltd. issued 853,000 of its preferred shares at a price of approximately $1.14 per preferred share, for a consideration of $973,000.

          After giving effect to the reverse acquisition, discussed in Note 15F, these preferred shares were cancelled ("the cancelled shares").

     F. In January 2001, the Company consummated an agreement with OrganiTech Ltd., whereby the Company issued 7.5 million of common shares to the shareholders of OrganiTech Ltd. in exchange for all of the outstanding ordinary shares of OrganiTech Ltd. not already owned by the Company.

          The 7.5 million common shares issued by the Company to the selling shareholders represented 67.57% of the voting common stock of the Company. Accordingly, this business combination was considered to be a reverse acquisition. As such, for accounting purposes OrganiTech Ltd. is considered to be the acquirer while the Company is considered to be the acquiree.

     G. In January 2001, The Company issued 4,453,000 common shares at the price of approximately $0.51 per share, for a consideration of $2,266,000.

          This share issuance net of the cancelled shares mentioned in E above, reflects the issuance by the Company to its shareholders prior to the reverse acquisition.

     H. On August 1, 2004, the Company and an investor agreed that the investor will invest $25,000 in the Company in consideration for 100,000 common shares, at a price of $0.25 per share. On May 2, 2005 the Company issued the shares.

                                                            ORGANITECH USA, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FIANACIAL STATEMENTS (CONTINUED)
--------------------------------------------------------------------------------
IN U.S. DOLLARS


Note 15 - SHARE CAPITAL (continued)

     I.   Treasury stock

          In October 2000, the Company issued 100,000 common shares to a consultant according to a consulting agreement. In September 2001, the Company accepted the 100,000 common shares of the Company from the consultant, the shares were cancelled and the consulting agreement was terminated at the parties' mutual agreement.

     J.   Private placement

          On June 16, 2002, the Company entered into a private placement agreement with third party ("investor"), according to which the Company will issue 5,500,000 common shares, at a price of $0.363 per share, and grant options to purchase 188,179 common shares at an exercise price of $0.0001 per share, and 46,242 common shares at an exercise price of $1 per share. The securities issued represent after giving effect to their issuance 33.1/3 % of the Company's outstanding share capital on a fully diluted basis.

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

          On October 8, 2002 the Company delivered to escrow agent 5,500,000 common shares to be registered on the name of the investor and transfer to the investor based upon actual payment of their purchase price.

          On May 27, 2003, the Company and the investor signed an "End of Commitments Agreement", whereby:

          (1) For the amount of $225,000 that was paid by the investor during 2002, the Company agreed to transfer to the investor a total of 618,812 shares of common stock (for the amount of $100,000 the Company recorded issuance of 275,000 common shares on October 2002 and for the amount of $125,000 the Company recorded issuance of 343,812 common shares on May 2003).

          (2) For management services and other payments made by the investor on behalf of the Company equal to $143,000, the Company agreed to transfer to the investor a total of 794,444 common shares (143,009 common shares on May 20, 2003 and 651,435 common shares were transferred on June 20, 2003).

                                                            ORGANITECH USA, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FIANACIAL STATEMENTS (CONTINUED)
--------------------------------------------------------------------------------
IN U.S. DOLLARS

Note 15 - SHARE CAPITAL (continued)

     J.   Private placement (continued)

          (3) The investor exercised the options to purchase 188,179 common shares at an exercise price of $0.0001 per share.

          (4) The option to purchase 46,242 common shares at an exercise price of $1 per share will remain outstanding.

          (5) The investor reserve the right to invest in the Company, based on agreed upon price per share of common stock as follows:

               (a) $0.18 for investments that will be made prior to October 10, 2003.

               (b) $0.40 for investments that will be made on October 11, 2003 through December 31, 2003.

          (6) The Company shall have the right to terminate the agreement with the investor for any reason with prior written notice of 10 days.

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

          (9) On June 20, 2003, for the amount of $33,491 that was paid by the investor pursuant to the End of Commitment Agreement, the Company instructed the escrow agent to transfer a total of 186,065 common shares to the investor.

          (10) On September 9, 2003, for the amount of $173,250 that was paid by the investor pursuant to the End of Commitment Agreement, the Company transferred a total of 962,500 common shares to the investor.

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

          (12) On November 4, 2003, for the amount of $197,999 that was paid by the investor pursuant to the End of Commitment Agreement as amended, the Company transferred a total of 1,100,000 common shares to the investor.

          (13) On January 6, 2004 for the amount of $198,002 ($187,528 was paid in 2003 and $10,474 was paid in 2004) that was paid by the investor, pursuant to the End of Commitment Agreement, the Company transferred 1,100,000 common shares to the investor.

               As of December 2005, the transferred a total of 4,950,000 common shares to the investor

                                                            ORGANITECH USA, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FIANACIAL STATEMENTS (CONTINUED)
--------------------------------------------------------------------------------
IN U.S. DOLLARS

Note 15 - SHARE CAPITAL (continued)

     K.   Equity Agreement

          On July 20, 2003, the Company and Dutchess Capital Management, LLC ("Dutchess") signed on a term sheet for equity line of credit ("Equity Line") which was approved on July 31, 2003 by the Company's Board of Directors, whereby:

          (1) Dutchess shall be committed to purchase the Company's common share ("Stock") in consideration for up to $5,000,000 over a period of 36 months ("Line Period"), starting the date either free trading shares are deposited into an escrow account or a registration statement of the Stock has been declared effective ("Effective Date") by the U.S. Securities and Exchange Commission ("SEC").

          (2) The amount that the Company shall be entitled to withdraw from the Equity Line is equal to 200% of the averaged daily volume of the Company's share trading ("ADV") multiplied by the average of the 3 daily closing ("Best Bid") prices immediately preceding the day on which the Company will give the notice.

          (3) If the market price with respect to the notice date does not meet 75% of the closing Best Bid price of the Company common shares for the 10 trading days prior to the notice date, the Company shall automatically withdraw the notice amount.

          (4) The Company will issue shares in respect of the exercised Equity Line base upon 94% of the lowest Company Best Bid price of the Company's share at the 5 consecutive trading days immediately after the notice date.

          Management is of the opinion that there is no assurance that the terms and conditions of the term sheet will not be changed or that such offering will be completed.

          As of December 2005, the Company has not yet executed the Equity Line.

     L.   Service and consulting agreements for share issuance

          (1) On April 9, 2003 the Company's Board of Directors authorized the Company to issue 57,280 common shares under certain agreements to pay brokerage fees and commission for services provided to the Company by third parties and a related party, out of which 9,280 common shares were issued to a related party. On May 14, 2003, the Company issued the balance of the 48,000 common shares.

          (2) On October 1, 2003, the Company entered into 24 month consulting agreement with third party (the "consultant"). Pursuant to the consulting agreement the consultant will provide the Company business consulting services in consideration for 550,000 common shares. In November 2003 the Company issued the shares. The fair market value of the shares at grant date was $0.20 per share. The consulting expenses which amount to $110,000 are recorded proportionally over the period of the agreement.

          (3) On October 13, 2003 the Company and MC Services AG ("MC") entered into advising and public relation service agreement which was approved by the Company's Board of Directors on October 27, 2003, for a period of ten months commencing November 1, 2003 at the cost of $155,875 (include additional costs of $8,375). As of December 31, 2004, the Company issued 519,583 common shares to MC pursuant to this agreement. The service expenses were recorded proportionally over the period of the agreement.

                                                            ORGANITECH USA, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FIANACIAL STATEMENTS (CONTINUED)
--------------------------------------------------------------------------------
IN U.S. DOLLARS

Note 15 - SHARE CAPITAL (continued)

     L.   Service and consulting agreements for share issuance (continued)


          (4) On May, 2003 the Company issued 600,000 shares of common stock to Agronaut in consideration for its marketing and distribution expenses of $600,000 of the Company's systems.

          (5) On April 29, 2004, the Company issued 100,000 common shares to a service provider, in consideration for legal services rendered of $18,000.

          (6) On October 21, 2004, the Company entered into a 4 month consulting agreement with a third party. Pursuant to the consulting agreement the consultant will provide the Company financial consulting services for a consideration of $2,500 per month and $1,500 in warrants to purchase common shares. The number of the warrants will be determined upon the average price of the share for each month. The consulting agreement was terminated at the end of February 2005. On May 2, 2005 the consultant exercised the warrants to 33,000 common shares.

          (7) On May 2, 2005, the Company issued 17,950 common shares to a supplier in consideration for materials that were supplied in the amount of $4,487.

     M.   Private Investment in Public Entity

          On February 20, 2005, a Private Investment in Public Entity ("PIPE") agreement was signed between the Company and several investors. The PIPE agreements grant the investors the option to invest up to $1,000,000 in consideration for 4,000,000 common shares at $0.25 per share, and options as follows: Options type A for 2,000,000 common shares valid within 360 days from the closing date (or 3 months from the registration of the above mentioned shares, the latest) for an exercise price of $0.75. Options type B for 2,000,000 common shares valid within 540 days from the closing date (or 3 months from the registration of the above mentioned shares, the latest) for an exercise price of $1.00 or, in the last 30 days of the options, at 10% discount from the quoted price. The Company is obligated to do its best efforts to register the shares within reasonable time.

          During 2005, under the PIPE agreement, the Company issued 1,800,000 common shares in consideration for $450,000. On March 2, 2005, Clal, which was part of the PIPE investors, converted the promissory Note (see note 11 B) in the amount of $100,000 into 400,000 common shares.

          On January 2, 2006, the Company's Board of Directors approved the increasing of the financing under the PIPE agreement to 1.3M$ - 1.5M$ until February 1, 2006.

          In accordance with the said board approval dated January 2, 2006 On January 31, 2006, an amendment to the PIPE agreement was signed between the Company and several investors. The amended PIPE agreement grants the investors the option to invest an additional $500,000 in consideration for 2,000,000 common shares at $0.25 per share, and additional options as follows: Options type A for 1,000,000 common shares for an exercise price of $0.75 and Options type B for 1,000,000 common shares for an exercise price of $1.00 or, in the last 30 days of the options, at 10% discount from the quoted price. The expiration date for all type A options under the PIPE agreement was extended till April 30, 2007 (or 3 months from the registration of the above mentioned shares, the latest). The expiration date for all type B options under the PIPE agreement was extended till July 31, 2007 (or 3 months from the registration of the above mentioned shares, the latest). The Company shall use its best efforts, as soon as practicable, but not later than 75 business days following January 31, 2006 (Registration Period), to file with the SEC a Registration Statement on Form SB-2 or other Registration Form available, and if failing to do so within the registration period the Company will bear a fine equal to 1% of the consideration per month.

                                                            ORGANITECH USA, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FIANACIAL STATEMENTS (CONTINUED)
--------------------------------------------------------------------------------
IN U.S. DOLLARS

Note 16 - STOCK BASED COMPENSATION

     A. On December 23, 1999, OrganiTech Ltd. Board of Directors approved a stock compensation program with regard to one employee. The stock options granted under the program permits the employee to purchase 6,000 common shares at an exercise price of New Israeli Shekel 0.01 per share. The options vest ratably over a four-year period ending in March 2003, and will expire in January 2006. The Company and the employee agreed to convert the option to purchase 6,000 OrganiTech Ltd. common shares under this program, into options to purchase 463,236 common shares of the Company at an exercise price of $0.0001 per share.

     B. On May 29, 2000 the Company granted a key employee options to purchase 96,508 common shares at an exercise price of $1 per share. The options can be exercised upon the occurrence of a public issuance of shares by the Company, a merger or an acquisition of the Company.

     C.   A summary of the status of the Company's employee stock option plans :

                                                                       PERIOD FROM INCEPTION
                                                                          (JULY 1, 1999)
                                                                         THROUGH DECEMBER
                                   2004                  2003                31, 2004
                            -------------------   -------------------   -------------------
                                       WEIGHTED               WEIGHTED              WEIGHTED
                                       AVERAGE                AVERAGE               AVERAGE
                           NUMBER OF   EXERCISE  NUMBER OF    EXERCISE NUMBER OF    EXERCISE
                            OPTIONS     PRICE     OPTIONS      PRICE    OPTIONS      PRICE
                            --------   --------   --------    -------   --------    -------
Outstanding - beginning
 of the year                  96,508   $      1    559,744    $  0.17          -          -
 Granted                           -          -          -          -    559,744    $  0.17
 Exercised                         -          -   (463,236)   $0.0001   (463,236)   $0.0001
                            --------              --------              --------
Outstanding - end of the
 year                         96,508   $      1     96,508    $     1     96,508    $     1
                            ========   ========   ========    =======   ========    =======

                                                            ORGANITECH USA, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FIANACIAL STATEMENTS (CONTINUED)
--------------------------------------------------------------------------------
IN U.S. DOLLARS

Note 16 - STOCK BASED COMPENSATION (continued)

     D. On May 31, 2005, the Company's management decided to grant 1,622,000 options under the Stock Option Plan ("SOP") for Company's executives, directors, key employees and service providers.

          On July 11, 2005 the Board of Directors approved to grant the options to Company's executives, directors, key employees and service providers. On December 29, 2005, the Company granted 1,230,000 options pursuant to the SOP.

          The SOP provides that no option may be granted at an exercise price less than the fair market value of the common shares on the date of grant and no option can have a term in excess of ten years.

Note 17 - FINANCING EXPENSES, NET

                                             Period from
                                              inception
                                            (July 1, 1999)
                    Year ended December 31,    through
                     ---------------------   December 31,
                        2004        2003         2004
                     ---------   ---------    ---------

Financing income     $       -   $  (2,888)   $(136,954)
Financing expenses      92,701      33,776      247,174
                     ---------   ---------    ---------

                     $  92,701   $  30,888    $ 110,220
                     =========   =========    =========

Note 18 - INCOME TAXES

     A. The Company is assessed for tax purposes, on an unconsolidated basis. The U.S. tax is computed on the basis of OrganiTech USA, Inc. results in U.S. Dollar determined for tax purposes. The Israeli tax is computed on the basis of OrganiTech Ltd. results in Israeli currency determined for tax purposes. The main difference between the results for tax and reporting purposes is adjustment in respect of the inflation in Israel permanent differences.

     B.   Tax laws applicable to OrganiTech Ltd. In Israel

          a.   Taxation under inflationary conditions

               The Company is assessed under the Income Tax Law (inflationary adjustments, 1985), the purpose of which is to prevent taxation on inflationary profits.

          b.   The Law for the Encouragement of Capital Investment, 1959

               In April 2001, OrganiTech Ltd. has submitted a request to be granted a status of an "Approved Enterprise" under the Israeli Law for the Encouragement of Capital Investments, 1959 as amended (the - "Law") According to the "Alternative Benefits program" status.

               During the period of benefits, the income deriving from "Approved Enterprise" will be tax exempt for a period of ten years, commencing the first year the "Approved Enterprise" generates taxable income. Notwithstanding the foregoing, the period of benefits will expire in the year 2015.

                                                            ORGANITECH USA, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FIANACIAL STATEMENTS (CONTINUED)
--------------------------------------------------------------------------------
IN U.S. DOLLARS

Note 18 - INCOME TAXES (continued)

     B.   Tax laws applicable to OrganiTech Ltd. In Israel (continued)

          If these retained tax-exempt profits are distributed in a manner other than in the complete liquidation of the Company they would be taxed at the corporate tax rate applicable to such profits as if the Company had not elected the alternative program of benefits (depending on the level of foreign investment in the Company) currently between 10% to 25% for an approved enterprise.

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

          As of December 31, 2004, the Company has invested in the Approved Enterprise only $164,106 in fixed assets out of required investment of $1,335,000 out of required investment of $1,335,000. Therefore, the Company had applied for an extension with regard to the completion of the original terms. On August 8, 2005 the Company was granted a final extension to complete its investments under the Approved Enterprise until no later then December 31, 2005. At this stage, OrganiTech did not meet with all the necessary requirements. In December 18, 2005 , the Company filed a request to decrease the amount of required investments from $1,335,000 to $292,000. The Company did not receive yet any response regarding the above mentioned request.

     C.   Net operating loss carry forwards

          (1) At December 31, 2004, for U.S. income tax purposes the Company had approximately $1,813,000 of net operating losses carry forward. Such net operating losses begin expiring in 2014.

          (2) At December 31, 2004, OrganiTech Ltd. had net operating loss carry forwards for Israeli tax purposes of approximately $5.1 million. The net operating loss carry forward are available to offset future taxable income, if any, for an indefinite period. The Company had accumulated capital losses carry forward of approximately $4,000 to be realized only from future capital gains.

     D.   Deferred tax assets

          Significant components of the Company's deferred tax assets are as follows:

                                            December 31, 2004
                                -----------------------------------------
                                  Current      Non-current       Total
                                -----------    -----------    -----------

Provision for vacation pay      $     7,212    $         -    $     7,212
Tax loss carry forward                    -      2,418,967      2,418,967
Accrued termination liability             -         28,338         28,338
                                -----------    -----------    -----------

Total deferred tax assets             7,212      2,447,305      2,454,517
Less - valuation allowance           (7,212)    (2,447,305)    (2,454,517)
                                -----------    -----------    -----------

Net deferred tax assets         $         -    $         -    $         -
                                ===========    ===========    ===========

                                                            ORGANITECH USA, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FIANACIAL STATEMENTS (CONTINUED)
--------------------------------------------------------------------------------
IN U.S. DOLLARS

Note 18 - INCOME TAXES (continued)


                                            December 31, 2003
                                -----------------------------------------
                                  Current      Non-current      Total
                                -----------    -----------    -----------

Provision for vacation pay      $     7,568    $         -    $     7,568
Tax loss carry forward                    -      2,027,361      2,027,361
Accrued termination liability             -         22,282         22,282
                                -----------    -----------    -----------

Total deferred tax assets             7,568      2,049,643      2,057,211
Less - valuation allowance           (7,568)    (2,049,643)    (2,057,211)
                                -----------    -----------    -----------

Net deferred tax assets         $         -    $         -    $         -
                                ===========    ===========    ===========

          Realization of deferred tax assets is depended on generating sufficient taxable income in the period that the deferred tax assets are realized. Based upon all available information and because the Company's lack of earnings history, deferred tax assets have been fully offset by a valuation allowance.


     E. The Company and an OrganiTech Ltd. have not been assessed for tax purposes since incorporation.

     F. On June 29, 2004, the Israeli government approved Income Tax Law amendment number 140 which determine that Company income tax will progressive decrease commencing January 1, 2004 from 36% to 30%, as follows: 2004 - 35%, 2005 - 34%, 2006 - 32% and from 2007 - 30%.

          On July 25, 2005, the Israeli government approved Income Tax Law amendment number 147 which determine that Company income tax will progressive decrease commencing 2006 from 34% to 25%, as follows: 2006
          - 31%, 2007 - 29%, 2008 - 28%, 2009 - 26% and from 2010 - 25%.

                                                            ORGANITECH USA, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FIANACIAL STATEMENTS (CONTINUED)
--------------------------------------------------------------------------------
IN U.S. DOLLARS

Note 19 - TRANSACTION AND BALANCES WITH RELATED PARTIES

     The Company conducts transactions in the ordinary course of business with related parties.


     (1)  Balances with related parties are presented in:

                         December 31,
                     -------------------
                       2004       2003
                     --------   --------

Current assets (*)   $  2,841   $ 13,672
                     ========   ========

Current liability    $212,935   $ 32,000
                     ========   ========

Convertible loan     $ 62,590   $      -
                     ========   ========

Customers advances   $ 33,156   $      -
                     ========   ========

          (*) $ 1,959 linked to the Israeli CPI and bears annual interest of 4%.

     (2)  Transaction with related parties

                                                          Period from
                                                           inception
                                                          July 1,1999
                                 Year ended December 31,    through
                                 ----------------------   December 31,
                                    2004        2003         2004
                                 ----------  ----------   ----------

Compensation, payroll expenses
and related benefits             $  275,152  $  237,062   $1,056,466
                                 ==========  ==========   ==========

Financing expenses               $   24,590  $        -   $   24,590
                                 ==========  ==========   ==========

Overhead expenses                $        -  $        -   $   24,624
                                 ==========  ==========   ==========