Form 10KSB/A
period 2004-12-31
ORGANITECH USA INC
filed 2006-04-24
CIK 832810

STATES UNITED
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

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

                      Transitional Small Business Format:

                               Yes [_]     No [X]

                              OrganiTECH USA, Inc.
                           Form 10-KSB/A Annual Report

This amendment on Form 10-KSB/A reflects the correct date for the reissued opinion of the Company's former auditors, Amper, Politziner & Mattia, P.C. ("Amper"), which was included on page F-4 of OrganiTECH USA Inc.'s Form 10-KSB for the fiscal year ended December 31, 2004, filed on March 29, 2006.

In the original Form 10-KSB filed on March 29, 2006 the date of Amper's opinion was March 29, 2006, when it should have been July 13, 2005.

All of the information in this Form 10-KSB/A is as of March 29, 2006, the filing date of the original Form 10-KSB for the year ended December 31, 2004, and has not been updated for events subsequent to that date other than for the matter discussed above.


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

SIGNATURES


In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 24, 2006.


ORGANITECH USA, INC.


By: /s/ Lior Hessel
-------------------

Lior Hessel, Chairman of the Board of Directors

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant on April 24, 2006, in the capacities indicated.


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



By: /s/ Ohad Hessel                     Director
---------------------
Ohad Hessel


By: /s/ Samuel Hessel                   Director
---------------------
Samuel Hessel


By: /s/ Simon Zenaty                    Director
---------------------
Simon Zenaty


By: /s/ Yaacob Hannes                   Director
---------------------
Yaacob Hannes


By: /s/ Rachel Ben-Nun                  Director and Chief Executive Officer
---------------------
Rachel Ben-Nun

By: /s/ Yaron Shalem                    Chief Financial Officer (Principal
---------------------                   Accounting Officer)
Yaron Shalem

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


AMPER, POLITZINER & MATTIA, P.C
July 13, 2005
Edison, New Jersey

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