Form 10KSB
period 2005-12-31
ORGANITECH USA INC
filed 2006-05-02
CIK 832810

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

                   For the fiscal year ended December 31, 2005

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

                               Yes [_]     No [X]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-KSB or any amendment to this Form 10-KSB. [_]

The issuer's revenues for the fiscal year ending December 31, 2005 were:
$1,649,702.

The aggregate market value of the registrant's voting and non-voting common equity held by non-affiliates of the registrant as of December 31, 2005 was $5,527,834 based upon the closing price of the registrant's common stock.

As of December 31, 2005, the issuer had 23,032,642 shares of its common stock outstanding, not including 550,000 shares of common stock that are being held in escrow pending the completion of a private placement transaction and 200,000 shares of common stock that are being held by the Company.

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

The Company's core business is conducted primarily through its wholly-owned subsidiary, OrganiTECH Ltd. ("OrganiTECH Ltd."), a company organized under the laws of Israel. OrganiTECH Ltd. operates mainly in the Agriculture Industrialization arena. Since its formation in 1999, it has been developing, producing and marketing its leading proprietary technology and its leading products are:

a) GT2000 - a self-contained, portable, robotic, sustainable agricultural platform designed to automatically seed, transplant, grow and harvest commercial quantities of hydroponics, pesticide free, green leaf vegetables. It has yet to be matured and additional development work is still required before its full commercialization.

b) GT2500 - the Company's leading product - a fully automated , computerized controlled Hydroponics sustainable greenhouse designed to grow and harvest commercial quantities of hydroponics, pesticide free, green leaf vegetables while making optimal use of resources such as water, energy, labor and land.

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

On June 20, 2000, the Company entered into an Investment Agreement (the "Investment Agreement") with OrganiTECH Ltd. The Company agreed to invest a total of $1,000,000 for 12,460 shares of preferred stock of OrganiTECH Ltd. at a price of $80.25 per preferred share. Under the terms of the Investment Agreement, the Company was given options to purchase additional shares at specified prices, within specified time periods.

On October 18, 2000, pending shareholder approval, the Company entered into a Share Exchange Agreement with OrganiTECH Ltd. (the "Share Exchange Agreement"( whereby OrganiTECH Ltd. shareholders would exchange 100% of the issued and outstanding shares of OrganiTECH Ltd.'s capital stock in exchange for no less than62.5% of issued and outstanding shares of common stock of the Company.

On January 16, 2001, the Company changed its state of incorporation from Colorado to Delaware. This change in its state of incorporation was approved by a vote of the requisite number of holders of outstanding shares of common stock of the Company at a special meeting of shareholders held on January 5, 2001 at the offices of the Company (the "Special Meeting").

At the end of January 2001, following shareholder approval for the transaction at the Special Meeting, the Company consummated the Share Exchange Agreement with OrganiTECH Ltd.. The Company issued 7.5 million shares of common stock to OrganiTECH Ltd. shareholders in exchange, and as consideration, for all of the outstanding shares of capital stock of OrganiTECH Ltd. not owned by the Company. No cash was exchanged in the transaction. As a result of the Share Exchange Agreement, OrganiTECH Ltd. became a wholly-owned subsidiary of the Company and OrganiTECH Ltd.'s selling shareholders became the owners of approximately 67.57% of the Company's common stock. Accordingly, the foregoing business combination is considered a reverse merger. As such, for accounting purposes, OrganiTECH Ltd. was considered to be the acquirer while the Company was considered to be the acquired. Therefore, the comparative figures set forth are those of OrganiTECH Ltd.

In March 2001, the Company changed its name to "OrganiTECH Ltd. USA, Inc." to more accurately reflect the Company's new focus on its agricultural applied engineering initiatives.

In December 2002, OrganiTECH Ltd. formed A.T.A. Jordan Valley Ltd. ("A.T.A"), a new one-third owned subsidiary with Mr. Tzion Levy and Ziv Electronic Systems Ltd. The new company was founded in order to handle marketing activities of OrganiTECH Ltd.'s products in Israel. On December 31, 2003, OrganiTECH Ltd. signed agreements with both partners for the sale of all their shares in A.T.A. to OrganiTECH Ltd. for the price of 1 NIS. The transfers were approved by A.T.A's board of directors on December 15, 2004, following which OrganiTECH Ltd. became the sole shareholder of A.T.A.

On April 14, 2005, the shares of the Company's common stock were de-listed for further quotation on the OTC Bulletin Board as a result of its failure to file a complete Form 10-KSB for the period ended December 31, 2003, accompanied by an independent auditor opinion, and the Company's shares are now quoted on the Pink Sheets Electronic Quotation Service, under the symbol ORGT.PK.

INDUSTRY OVERVIEW

There are several key factors that influence on the overall demand for hydroponics systems, as follows:

WORLDWIDE DEMAND FOR GREEN LEAF PRODUCTS IS RAPIDLY INCREASING

By the year 2030, the world's population is projected to reach an estimated 8 billion people - approximately 2 billion more than today. Additionally, during the next 50 years, worldwide demand for green leaf vegetables is expected to triple as the amount of arable land decreases by one half. Advances in technology are expected to continue to assist producers in increasing their overall productivity.

MOVING TO VEGETABLE-BASED NUTRITION

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

ALTERNATIVE SOLUTION WHERE TRADITIONAL GREENHOUSES FAIL

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

It is now understood that a move out from the soil-grown crops into a hydroponics production system could potentially solve many of the current residue problems, increase throughput and ultimately improve the longer-term economic outlook for the crop. This is where OrganiTECH Ltd.'s growing system enters the equation offering growers novel, environmentally friendly growing units and methods.

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

ORGANITECH'S PRODUCTS

OrganiTECH Ltd. offers a "Hydroponics Growing Factory", by using its proprietary technology and combining it with self-contained structures and platforms, enabling the growth of leafy vegetables in a highly economic, clean and automated surrounding, making optimal use of resources such as water, energy, labor and land.

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

Designed for closed spaces where sunlight is not available and full artificial lightning is required for the cultivation process, the cost-efficiency of the GrowTECH(TM)2000 is generally determined by the cost of energy and can therefore vary significantly.

GrowTECH(TM)2000 has yet to be matured and additional development work is still required before its full commercialization. However, the Company believes that such a patented platform will provide a strong advantage over its competitors and enable the Company to increase research and development efforts for the integration of GrowTECH(TM)2000 technologies into new platforms and products.

THE GROWTECH 2500

The Company's leading product to date is the GrowTECH(TM)2500, an automated platform using GrowTECH(TM)2000 proprietary technology and know-how, and combining it within a greenhouse controlled environment. The GrowTECH(TM)2500 enables the growth of leafy vegetables in a highly economical clean and automated surrounding, making optimal use of resources such as water, energy, labor and land. By integrating OrganiTECH Ltd.'s hydroponics Rotating Field-System (RFS) technology in GrowTECH(TM)2500, vegetables (i.e. lettuce) float in Styrofoam trays on water tables, which serve as a nutritious solution and a means of transport through the growth process. By automating the seedling and harvesting process, the GrowTECH(TM)2500 enables utilizing the land to the maximum, and increasing produce about 5-6 times more than conventional greenhouse yields.

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

The PhytoChamber(TM) is designed for the production of proteins and other bio-molecules intended for research and commercial manufacturing of NUTRACEUTICALS and pharmaceuticals, by creating a contained, cost effective, production environment, isolating the plants from detrimental external elements and utilizing an advanced hydroponics growing system. This combination of technologies creates an alternative and superior method in the bio-manufacturing multi-billion Euro market due to its non-soil, clean, environmentally safe and proliferating conditions.

PhytoChamber(TM) is based on the Company's proprietary hydroponics know-how and GrowTECH technology. One PhytoChamber(TM) unit was sold to a German customer for research and development purposes, during year 2005. The product is in its early stage of development and an extensive additional development work is required before achieving commercial maturity.

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

OTHER PRODUCT LINES

Initial research and development work was already invested in other product lines described further on in this section, however, due to our limited financial resources; our activity with regards to continuance development is currently delayed.

GrowTECH(TM)3000 - a growth platform for tissue culture propagation or more specifically the acclimatization of tissue culture matter. The propagation of tissue culture is the method used in many plants such as strawberries, bananas, tobacco, some houseplants and many other plants.

GrowTECH(TM)4000 - a growth platform for potted products, including the significant market of home plants.

The GrowTECH(TM)3500 and GrowTECH(TM)4500 are the horizontal versions of the GrowTECH(TM)3000 and GrowTECH(TM)4000 platforms (allowing for deployment in rows in greenhouses, rather than vertical deployment in smaller containers), and therefore are more suitable for geographical areas that can utilize a significant supply of sunlight throughout the year.

INTELLECTUAL PROPERTY

On June 12, 2001, OrganiTECH Ltd. received a United States patent No. 6243987 for the GrowTECH technology and mechanism, which includes protection for 56 claims covering a wide range of new technologies and designs developed for an automated system that provides a continuous yield of fresh agricultural produce.

On January 21, 2003, OrganiTECH Ltd. received a United States patent No. 6508033 for a self contained, fully automated robotic crop production facility.

On February 28, 2002, OrganiTECH Ltd. filed its patent for a self contained, fully automated robotic crop production facility with the European Patent Office (European Patent Application No. 0095965.1), as publication No. 1241927. Based on such application, OrganiTECH Ltd. filed a similar patent application in Canada.

The Company believes that such patents will provide a strong advantage over its competitors and enable it to increase research and development efforts for the integration of its patented technologies into new platforms and products.

In May 2003, OrganiTECH Ltd. received a notice of allowance for the "GrowTECH" and "OrganiTECH Ltd." trademarks, from the United States Patent and Trademark Office.

RESEARCH & DEVELOPMENT EXPENDITURE

The Company incurs research and development expenses in an effort to reduce manufacturing costs, develop new products and product enhancements, while replacing old technologies with more advanced ones. During year 2005 the Company recorded participation from the OCS in the amount of $11,297. The Company's research and development expenses for fiscal years ended December 31, 2005 and 2004 were $151,845 and $331,770, respectively.

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

The Company's Marketing and Sales expenses for fiscal years ended December 31, 2005 and 2004 were $295,652 and $249,721, respectively.

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

In 2005, the Company didn't incur any expenses in complying with environmental laws and regulations.

GRANTS FROM THE OFFICE OF THE CHIEF SCIENTIST OF ISRAEL

OrganiTECH Ltd. has received from the Israeli Government, through the Office of the Chief Scientist ("OCS"), certain research and development grants. As a condition to its participation in the funding program of the OCS, OrganiTECH Ltd. may not transfer the technologies developed using such funds or manufacture its products outside of Israel without the consent of the OCS. Moreover, the OCS grant programs currently in effect require OrganiTECH Ltd. to comply with various conditions in order for OrganiTECH Ltd. to continue to be eligible for participation. Also, OrganiTECH Ltd. is required as well to pay royalties to the OCS in an amount ranging from 3% to 5% (up to the amount of the grants received, which are linked to the U.S. $ and bear annual interest at Libor). of sales from products developed using the grants received from the OCS, which could cause an increase in OrganiTECH Ltd.'s operating expenses. OrganiTECH Ltd. anticipates that for so long as such grants continue to be available, it will likely seek from time to time to utilize such grants. As of the date of this report, the total of royalty bearing grants received by OrganiTECH Ltd. from the OCS is $394,000.

APPROVED ENTERPRISE STATUS

In April 2001, OrganiTECH Ltd. was granted a status of an Approved Enterprise under the Israeli Encouragement of Capital Investments Law, 1959 ("Approved Enterprise"). During the period of benefits, the income derived from the Approved Enterprise status will be tax-exempt for a period of ten years, commencing with the first year the Approved Enterprise generates taxable income. Notwithstanding the foregoing, the benefits will expire in the year 2015. In the event that OrganiTECH Ltd. distributes cash dividends from income that was tax-exempt, OrganiTECH Ltd. would have to pay to the Israeli tax authorities between 10% to 25% (depending on the level of foreign investment in OrganiTECH Ltd.) of the amount of cash dividends distributed.

The entitlement to the above benefits under the Approved Enterprise is conditional upon OrganiTECH Ltd.'s fulfilling the conditions stipulated by the law, regulations published thereunder and the instruments of approval for the specific investment in the Approved Enterprise, including, but not limited to making investments in fixed assets in the approximate amount of $1,335,000. In the event of failure to comply with this condition, the benefits may be canceled and OrganiTECH Ltd. may be required to give up the benefits previously received, in whole or in part. OrganiTECH Ltd. has made efforts in meeting the applicable conditions, however, given the fact that, as of December 2005, it has invested only $290,678 in fixed assets. In December 18, 2005 the OrganiTECH Ltd. filed a request to decrease the amount of required investments from $1,335,000 to $292,000; however it did not receive yet any response regarding the above mentioned request. OrganiTECH Ltd. plans to approach the governmental agency responsible and ask again for the retroactive revision of the approval in a way that it will be considered as complying with the said conditions.

OTHER ROYALTY OBLIGATIONS

SINGAPORE-ISRAEL INDUSTRIAL RESEARCH AND DEVELOPMENT FUND (SIIRD)

During fiscal year 2001, OrganiTECH Ltd. entered into a Research and Development grants and royalties arrangement whereby OrganiTECH Ltd., together with its Singaporean joint venture partner, Agronaut, is required to pay royalties to the SIIRDF in an amount ranging from 1.5% to 2.5% of sales of products developed with the grants from SIIRDF, such royalties not to exceed the total amount of grants received from SIIRDF. As of the date of this report, the total of royalty bearing grants received by OrganiTECH Ltd. from SIIRD is $250,505.

THE WEIZMANN INSTITUTE

OrganiTECH Ltd. is also obligated to pay royalties to the Israeli Weizmann Institute pursuant to a Memorandum of Understanding signed in September 2001 between the parties. The MOU included a development work performed by the Weitzman Institute, for the sales of miniature tomato seeds and OrganiTECH Ltd.'s obligation to pay to the Weizmann Institute royalties in an amount not to exceed 5% of the sales of such miniature tomato plants

PRINCIPAL SUPPLIERS

During fiscal year 2005, the Company's principal expenses were for raw materials, equipment and expenses related to subcontractors. The Company does not work with one main supplier and purchases its products from approximately 50 suppliers with which it has no long-term purchase commitments or exclusive contracts. The Company has historically enjoyed a positive experience with its suppliers with respect to supplier fulfillment and retention, and the Company has generally not experienced difficulty in obtaining desired materials from suppliers on acceptable terms.

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

COMPETITION

The agricultural equipment industry is highly competitive. OrganiTECH Ltd.'s technologies are subject to competition from either other agricultural equipment and/or technology providers or from other providers of Hydroponics solutions, both which are very few in numbers worldwide. The Company acknowledges its leading competition over 4 types of technologies:

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

The Company believes that a wide range of factors, such as productivity, reliability, price, and other unique performance characteristics of OrganiTECH Ltd.'s technologies, differentiate it from its competitors and will be the principal competitive factor expected to affect future sales of the Company's systems. Additionally, the Company believes that its intellectual property will provide it with a strong advantage over its competitors around the world in general and in the United States specifically, and will enable the Company to increase both sales and research and development efforts for the integration of the GrowTECH(TM) technologies into new platforms.

EMPLOYEES

As of December 31, 2005, the Company together with OrganiTECH Ltd. had 16 employees, all of whom were full-time. As of April 27 2006, the Company together with OrganiTECH Ltd. had 21 full time employees. Additionally it is engaged with sub-contractors to reinforce its personnel in the extent needed in several fields of expertise. Management believes that it has an adequate number of employees to support its current operations and projects in process, which are managed partially with subcontractors. OrganiTECH Ltd. intends to hire additional employees as required, upon additional projects, commercialization of its products and the receipt of additional financing.

ITEM 2    DESCRIPTION OF PROPERTY

The Company currently utilizes, as an interim executive office, the corporate facilities of OrganiTECH Ltd., until such time as a North American office is established. The facility, which is in good condition, serves as the corporate, research, and manufacturing facility of OrganiTECH Ltd.. Located in Yoqneam, Israel, the facility is approximately 2,200 square meters, including office space, an integration hall and laboratory space, as well as 2,000 square meters of yard space. OrganiTECH Ltd. has a 3 year lease on this property that will end on June 1, 2006 at a rate of $1,450 per month and a contractual option to extend the lease period an additional 24 months that the Company plans to exercise. The Company spent almost $73,000 in renovating the new facility in Yoqneam, as well as in adjusting it to its needs. This sum was financed out of the equity funds it raised over the years.

The change in location during 2003 to Yoqneam was done partially due to the approval it received from the Investment Center of the Israel Ministry of Commerce and Trade to operate a production facility under certain tax exempt conditions. The receipt of such tax benefits is conditional upon OrganiTECH Ltd. fulfilling certain obligations stipulated by Israeli law, such as moving its operations into a certain geographic area as determined by the Investment Center. If OrganiTECH Ltd. fails to comply with such conditions, the tax benefits may be canceled and OrganiTECH Ltd. may be required to refund, in whole or in part, any benefits previously received.

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

To the knowledge of the Company and OrganiTECH Ltd., at December 31, 2005, there was no material litigation pending or threatened against the Company or OrganiTECH Ltd., or their respective officers and directors in their capacities as such, nor are there any material legal or administrative proceedings to which the Company, OrganiTECH Ltd. or their respective officers and directors, as such, are a party.

In February 2005, a legal suit was filed with the Haifa Regional Tribunal, Israel, against OrganiTECH Ltd. by Leami 2000 (96) Ltd. ("Leami") in the amount of approximately $295,500, arising out of the sale of one of OrganiTECH Ltd.'s products for which Leami had paid $60,000 out of the total purchase price of $100,000. Leami claimed that the product had not operated in the manner that it had anticipated and that as a result Leami had suffered damages. OrganiTECH Ltd. disputes the claim of Leami, and has stated in its defense that the product sold was a product at a development stage and that this fact was clearly stated in the sales contract. On April 20, 2005 OrganiTECH Ltd. filed a counter lawsuit against Leami in the amount of $148,800 claiming that Leami had not fulfilled its obligations and commitments under the sale agreement signed with OgraniTECH, and by not doing so and taking other actions, it caused OrganiTECH Ltd. to suffer damages and expenses.

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

The current price quotation as of April 28, 2006 was $0.30.

The following table sets forth the range of the high and low closing share price of the Company's common stock for each quarterly period within the past three fiscal years:

                                        CLOSING SHARE PRICES
PERIOD                               LOW                       HIGH
--------------                   -----------                ----------
2004
First Quarter                       $0.27                     $0.46
Second Quarter                      $0.19                     $0.40
Third Quarter                       $0.14                     $0.25
Fourth Quarter                      $0.12                     $0.18

2005
First Quarter                       $0.16                     $0.38
Second Quarter                      $0.18                     $0.30
Third Quarter                       $0.14                     $0.23
Fourth Quarter                      $0.12                     $0.24

2006
First Quarter                       $0.22                     $0.35

These quotations reflect closing share prices, without retail mark-up, markdown, or commission, and may not represent actual transactions.

(b)  Approximate Number of Security Holders:

As of December 31, 2005 and the date of this report, there were approximately 100 and 120 shareholders of record of the Company's common stock, respectively.

(c)  Dividends.

The Company has not paid any cash dividends with respect to its common stock. There are no contractual restrictions on the Company's present or future ability to pay cash dividends. However, the Company may retain any earnings in the near future for operations, thus it does not anticipate that any cash dividends will be paid in the foreseeable future.

In the event OrganiTECH Ltd. distributes cash dividends from income which was tax-exempt as a result of OrganiTECH Ltd.'s Approved Enterprise status, OrganiTECH Ltd. may have to withhold for the Israeli tax authorities between 10% to 25% (depending on the level of foreign investment in the Company) of the amount of cash dividends distributed and this payment could restrict OrganiTECH Ltd.'s ability to pay dividends.

(d)  Securities authorized for issuance under equity compensation plans

------------------------------- ----------------------------- ----------------------------- -----------------------------
                                                                                            Number of securities
                                                                                            remaining available for
                                Number of Securities to be                                  future issuance under
                                issued upon exercise of       Weighted-average exercise     equity compensation plans
                                outstanding, options,         price of outstanding          (excluding securities
        Plan Category           warrants and rights           options, warrants and rights  reflected in column (a))
                                            (a)                           (b)                           (c)
------------------------------- ----------------------------- ----------------------------- -----------------------------
Equity compensation plans
approved by security holders             1,326,508                       0.246                        392,000
------------------------------- ----------------------------- ----------------------------- -----------------------------
Equity compensation plans not
approved by security holders                 -                             -                             -
------------------------------- ----------------------------- ----------------------------- -----------------------------
Total                                    1,326,508                       0.246                        392,000
------------------------------- ----------------------------- ----------------------------- -----------------------------

     (i) On May 29, 2000 the Company granted a key employee options to purchase 96,508 shares of the Company's common stock at an exercise price of $1 per share. The options can be exercised upon the occurrence of a public issuance of shares by the Company, a merger or an acquisition of the Company.

     (ii) In May 2005, the Company's board of directors approved a Stock Option Plan ("SOP") for Company's executives, directors, key employees and service providers. On December 29, 2005, the Company granted 1,230,000 options pursuant to the SOP at an exercise price of $0.187 per share.

          The SOP provides that no option may be granted at an exercise price less than the fair market value of the shares of the Company's common stock on the date of grant and no option can have a term in excess of ten years.

(e)  Sales of Unregistered Securities.

During 2004, 2005 and 2006, the Company or OrganiTECH Ltd. sold the following securities without registration under the Securities Act of 1933, as amended (the "Securities Act.")

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

     (iv) On May 2, 2005, pursuant to a consulting agreement with Mr. Omri Rothman entered into on October 21, 2004; the Company issued 33,000 shares of common stock to Mr. Rothman.

     (v) On May 2, 2005, pursuant to a management fees consulting agreement with B.L.M. NV entered into on June 16, 2002 and terminated on February 28, 2005, the Company issued 452,174 shares of common stock to B.L.M. NV.

     (vi) On May 27, 2005, pursuant to a management fees consulting agreement with Mr. Shimon Zenaty entered into on July 1, 2003 and terminated on February 28, 2005, the Company issued 652,609 shares of common stock to Mr. Shimon Zenati.

     (vii) On May 2, 2005, pursuant to a loan agreement with Sh. A. Gali Ltd. entered into on June 14, 2004, the Company issued 200,000 shares of common stock to Sh. A. Gali Ltd.

     (viii) In March and May 2005, pursuant to a PIPE investment agreement with Clal Finance Underwriters Ltd. ("Clal") entered into on February 20, 2005, the Company issued 2,200,000 shares of common stock to 10 investors in consideration for $550,000. The agreement was finalized and the transaction is due to be registered under Section 4(2) of the Securities Act.

     (ix) On November 9, 2005, pursuant to a PIPE investment agreement with Clal. entered into on February 20, 2005, the Company issued 200,000 shares of common stock to an investor in consideration for $50,000.

     (x) On November 9, 2005, pursuant to a loan agreement with Sh.A.Gali Ltd. entered into on June 14, 2004, the Company issued 909,090 shares of common stock to Sh.A.Gali Ltd.

     (xi) On January 31, 2006, pursuant to the amendment to the February 20, 2005 PIPE investment agreements with Clal Finance Underwriters Ltd., the Company issued an additional 3,600,000 common shares to several investors in consideration for $900,000. The shares are to be registered under Section 4(2) of the Securities Act within 75 business days following January 31, 2006 ("Registration Period"). Should the Company fail to register the shares within the Registration Period, the Company will bear a fine equal to 1% of the total consideration of the PIPE ($1.5 Million) per month. As of December 31, 2005 the Company has recorded a provision in the amount of $40,000 in consideration for the accrued fine. The Company's new chief executive officer and chief financial officer who were appointed on January 1, 2006 and February 23, 2006, respectively participated in the investment, and invested $300,000 in consideration for 1,200,000 and $50,000 in consideration for 200,000 shares of the Company's common stock respectively. For information relating to options issued pursuant to the February 2005 and January 2006 investment agreements with Clal, see Item 6 - Material Agreements.

     The Company believes that the transactions described above were exempt from registration under Section 4(2) of the Securities Act because the subject securities were sold to a limited group of persons, each of whom was believed to have been a sophisticated investor or to have had a preexisting business or personal relationship with the Company or OrganiTECH Ltd. or their respective management and to have been purchasing for investment with a view to further distribution.

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

OVERVIEW

The Company designs, develops, manufactures, markets and supports hydroponics solutions and platforms for the agriculture and life-science industries, enabling the growth of leafy vegetables in a highly economic, clean and automated surrounding. Since 2003 the Company has been offering its "Hydroponics Growing Factory".

With the introduction of the GrowTECH2500 the Company can now offer a fully automated, computerized controlled Hydroponics sustainable greenhouse designed to grow and harvest commercial quantities of hydroponics, pesticide free, green leaf vegetables while making optimal use of resources such as water, energy, labor and land. See "Item 1 - Description of Business".

Following a small number of successful small projects that were deployed during 2004 and accepted mainly during 2005 (the majority of which were deployed in Israel), in mid 2005 the Company commenced its first large scale project for the deployment of its GrowTECH2500 systems in Russia. This project represents a highest-end hydroponics growing system.

During 2006 management intends to continuously increase its investment in both its selling and marketing activities and in improving and enhancing the Company's product lines.

CHANGES IN MANAGEMENT

On January 2, 2006, the Company appointed Ms. Rachel Ben-Nun to serve as the Company's chief executive officer and on February 23, 2006, the Company appointed Mr. Yaron Shalem to serve as the Company's chief financial officer. Mr. Lior Hessel, who was until that time the CEO and acting CFO, was appointed to serve as the Chairman of the Company's board of Directors.

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

DEVELOPMENT STAGE COMPANY

Since its inception, the Company has devoted substantially most of its efforts to business planning, research and development, marketing, recruiting management and technical staff, acquiring assets and raising capital. In addition, the Company has not generated significant revenues. Accordingly, the Company is considered to be in the development stage, as defined in Statement of Financial Accounting Standards No. 7, "Accounting and reporting by development Stage Enterprises" ("SFAS No. 7")

REVENUE RECOGNITION

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

For projects signed during the year 2004 (and performed till and during the year
2005), which were the Company's first projects, management used the completed-contract method as it could not expect to perform all of its contractual obligations and also has not gained sufficient experience for estimating contract costs. For contracts signed in 2005 and after performing several projects and obtaining adequate experience, the Company started to adopt the percentage-of-completion method based on a zero profit margin, therefore equal amounts of revenues and cost, measured on the basis of performance during the period, are presented in the income statement.

Based on the completed-contract method, sale of products is recognized when delivery of the product has occurred, title passed to the customer and collectability is reasonably assured. As installation is considered to be significant, revenues under the completed-contract method are recognized only when installation is completed.

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

For projects signed during year 2005, given the experience gathered during projects undertaken in 2004, management believes it possesses sufficient technical, business and commercial experience to ensure and estimate, for a specific project, the percentage-of-completion.

Penalties applicable to performance of contracts are considered in estimating sales and profit rates and are recorded when there is sufficient information to assess anticipated contract performance.

We believe that the use of the percentage-of-completion method is appropriate since the Company has the ability to make reasonably dependable estimates of the extent of progress towards completion, contract revenues and contract costs. In addition, contracts executed include provisions that clearly specify the enforceable rights regarding services to be provided and received by the parties to the contracts, the consideration to be exchanged and the manner and terms of settlement. In all cases the Company expects to perform its contractual obligations, and its customers are expected to satisfy their obligations under the contract.

In 2005 and 2004, the Company derived 53% and 96%, respectively of its revenues from a single customer.

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

RESULTS OF OPERATIONS

The following table sets forth certain selected financial data with respect to the Company, and is qualified in its entirety by reference to the financial statements and the notes to the financial statements:

                                              Year ended December 31,
                                -----------------------------------------------
                                    2005             2004               2003
                                -----------       -----------       -----------
Total Assets                    $ 1,036,496       $  324,349 *      $   522,667

Short Term Obligations          $ 2,232,622       $1,455,566 *      $   679,909

Revenue                         $ 1,649,702       $   376,799       $         0

Net Loss                        $  (998,498)      $(1,304,659)      $(1,612,516)

Net Loss per Common Share       $     (0.05)      $     (0.07)      $     (0.12)

Dividends per Common Share      $         0       $         0       $         0

(*) RECLASSIFICATION RESULTED FROM ADOPTING SOP 81/1 IN YEAR 2005 FINANCIAL STATEMENTS. BEFORE RECLASSIFICATION, TOTAL ASSETS AND SHORT TERM LIABILITIES WERE $441,092 AND $1,572,309 RESPECTIVELY, IN YEAR ENDED DECEMBER 31, 2004.

YEAR ENDED DECEMBER 31, 2005 COMPARED TO THE YEAR ENDED DECEMBER 31, 2004

REVENUE

Revenue increased 338% to $1,645 thousand for the year ended December 31, 2005 from $377 thousand for the year ended December 31, 2004. The $1,273 million increase in revenue is primarily from the new GrowTECH2500 large scale project in Russia signed in mid 2005 (attributed 53% from the total revenues) as well as to a number of smaller projects signed during year 2004 and accepted and recorded during 2005.

We believe that in 2006 our revenues will come from a limited number of customers out of which a significant amount will be attributed to our new project in Russia mentioned above.

COST OF REVENUE AND INVENTORY PROVISION

Cost of revenue increased 330% from $392 thousand in the year ended December 31, 2004 to $1.686 million in the year ended December 31, 2005. This increase was due primarily to the increase in revenue. As a percentage of revenue, our cost of revenue was 104% in 2004 and 102% in 2005. Cost of revenue for fiscal 2005 includes mainly cost of materials and salaries in addition to the increase in sales related expenses such as provision for warranties and commissions to the Israeli Chief Scientist.

Gross loss was 2% in 2005 versus 4% for the 2004 fiscal year. During 2005, our margin loss was attributed to conservative provisions made with regards to revenues recognized based on percentage-of-completion whereas during 2004 our marginal loss was attributed to the sale of low margin projects.

RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses decreased 54% from $332 thousand in the year ended December 31, 2004 to $152 thousand in the year ended December 31, 2005. The decrease was primarily due to reduced payroll costs and material and equipment costs and due to one time legal costs related to intellectual property rights recorded during 2004. As a percentage of revenue, our R&D expenses were 88% in 2004 and 9% in 2005. In 2006, we expect to continue to incur R&D costs, however limited to its available financial resources, related to our continued GrowTECH2500 development and to a lesser extent, our continued development of GrowTECH2000 and other Bio-Tech product lines.

SALES AND MARKETING EXPENSES

Sales and marketing expenses increased 18% to $296 thousand in the year ended December 31, 2005 from $250 thousand in the year ended December 31, 2004. The increase in sales and marketing expenses is primarily attributable to the payment of sales commissions in connection with our increased sales realized in 2005 and expenses related to public relations realized only in 2004. As a percentage of revenue, our sales and marketing expenses were 66% in 2004 and 18% in 2005. In 2006, we expect to continue to incur increased sales and marketing expenses, limited to our available financial resources, as we believe the need for our products is worldwide and our sales volume is directly influenced by the sales and marketing efforts invested.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses decreased 45% to $338 thousand in the year ended December 31, 2005 from $619 thousand in the year ended December 31, 2004. The decrease in general and administrative expenses was primarily in payroll costs and in professional services and management fees costs. As a percentage of revenue, our general and administrative were 21% in 2005 and 164% in 2004. In 2006, we expect to increase our general and administrative expenses due to the recruiting of the Company's new CEO and CFO.

FINANCIAL INCOME/EXPENSES

Financial Expenses decreases 91% to $177 thousand in the year ended December 31, 2005 from $93 thousand for the year ended December 31, 2004. In 2005 financial expenses consisted of provision for penalty related to the PIPE agreement (see
Item 6 - Material Agreements - Clal Investments Ltd), expenses related to a convertible loan received from a related party and fees paid to financial institutions, offset by gains on foreign currency cash balances and interest. In 2004 financial expenses consisted primarily of expenses related to a convertible loan received from a related party and exchange rate losses realized in 2004.

OPERATING LOSS AND NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS

For the reasons described above, our operating loss decreased 32% to $822 thousand in 2005 from $1,216 thousand in 2004 and our net loss decreased 23% to $998 thousand in 2005 in 2005 from $1,305 thousand in 2004.

YEAR ENDED DECEMBER 31, 2004 COMPARED TO THE YEAR ENDED DECEMBER 31, 2003

For fiscal year 2004, the Company generated revenues of $376,799 as compared with no revenues in fiscal year 2003.

For fiscal year 2004, the Company's operating expenses were $1,200,700 compared to $1,566,628 for fiscal year 2003. The Company's cost of revenue in fiscal year 2004 were $392,024 compared to no cost of revenue in fiscal year 2003. The Company's general and administrative expenses for fiscal year 2004 increased to $619,209 from $443,046 in fiscal 2003 primarily as a result of increase in payroll and related benefits and professional services expenses. The Company's net selling and marketing expenses decreased from $777,515 in fiscal year 2003 to $249,721 in fiscal year 2004 primarily as a result of reduced marketing expenses in Asia during 2004.

For fiscal year 2004, the Company's net loss was $1,304,659 compared to $1,612,516 for fiscal year 2003. The decrease in net loss resulted primarily from the increase in revenues and decrease in selling and marketing expenses.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

YEAR ENDED DECEMBER 31, 2005 COMPARED TO THE YEAR ENDED DECEMBER 31, 2004

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2005, we had cash and cash equivalents totaling $449 thousand versus $113 thousand as of December 31, 2004.

We entered into an equity line with Dutchesss Capital Management LLC signed on July 20, 2003, that we do not anticipate using. For more information on the equity line, see Note 14L of our financial statements. We have no restricted cash or material capital commitments.

Since our inception in 1999, we have financed our operations through private sales of common shares and convertible loans, which have totaled $6.8 million (net of transaction expenses). We have used the proceeds of the sale of all securities for working capital and other general corporate purposes.

Until we are able to generate sufficient cash from operations, we intend to use our existing cash resources to finance our operations. Based on the Company's monthly expenses, the Company did not have sufficient cash to satisfy the Company's and OrganiTECH Ltd.'s operational and development requirements over the next 12 months. The report of the Company's independent public accountants on the Company's consolidated financial statements for the fiscal years ended December 31, 2005 includes an explanatory paragraph which states that the Company has suffered recurring losses from operations and a negative cash flow from operating activities that raise substantial doubt about its ability to continue as a going concern.

For the year ended December 31, 2005, we had $14 thousand cash used in operating activities compared with $140 thousand for the year ended December 31, 2004. The operating cash outflow for fiscal 2005 was primarily a result of our net loss of $998 thousand and an increase in inventories and other receivables of $663 thousand and $252 thousand, respectively. The cash outflow was partially offset by an increase in customer advances of $1,307 million, in trade payables of $293 thousand and in other payables and accrued expenses of $184 thousand.

The net cash used in investment activities for the year ended December 31, 2005 was $58 thousand compared with $14 thousand provided by investment activities for the year ended December 31, 2004. The cash used in investment activities for fiscal 2005 was primarily a result of capital equipment purchases.

Our net cash inflow from financing activities for the year ended December 31, 2005 was $408 thousand. During 2005, we generated $424 from proceeds from the issuance of shares, net of fair value of warrants granted, with respect to the issuance of shares and net of issuance expenses that were offset by $16 thousand in financial expenses. Our net cash inflow from financing activities for the year ended December 31, 2004 was $192 thousand primarily generated from the issuance of $253 thousand from proceeds from the issuance of shares, net of issuance expenses that were offset by $61 thousand in financial expenses.

There were no long term loans, commitments or off balance sheet guarantees as of December 31, 2005.

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

Based on the Company's monthly expenses, the Company did not have sufficient cash to satisfy the Company's and OrganiTECH Ltd.'s operational and development requirements over the next 12 months. The report of the Company's independent public accountants on the Company's consolidated financial statements for the fiscal years ended December 31, 2004 includes an explanatory paragraph which states that the Company has suffered recurring losses from operations and a negative cash flow from operating activities that raise substantial doubt about its ability to continue as a going concern.

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

NO SIGNIFICANT REVENUES AND LACK OF FUNDS

The Company has accumulated losses since its inception in the amount of $8,079,228 and currently has no material revenues. The Company's inability to generate revenues and profits from products it has introduced onto the market could cause it to go out of business, and for its investors to lose their entire investment.

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

The Company's independent auditors stated in their report accompanying the financial statements for the fiscal year ended December 31, 2005 that the Company has not yet generated sufficient revenues from its operations and is dependent on external sources for financing its operations. Additionally the Company has incurred recurring net losses, negative cash flows from operations and a negative working capital. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

LOW VOLUME TRADE

On April 14, 2005, shares of the Company's common stock were de-listed for further quotation on the OTC Bulletin Board as a result of its failure to file a complete Form 10-KSB for the period ended December 31, 2003, accompanies by an independent auditor opinion. As a result, the Company's shares of common stock are sporadically or "thinly-traded" on the Pink Sheets Electronic Quotation Service, meaning that the number of persons interested in purchasing shares of the Company's common stock at or near ask prices at any given time may be relatively small or non-existent. This situation is attributable to a number of factors, including the fact that the Company is a small company, relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume, and that even if it came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an unproven development stage company or purchase or recommend the purchase of shares of the Company's common stock until such time as we became eligible for further quotation on the OTC Bulletin Board. As a consequence, there may be periods of several days or more when trading activity in shares of the Company's common stock is minimal or non-existent, as compared to a development stage issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price. The Company cannot give any assurance that a broader or more active public trading market for the shares of its common stock will develop or be sustained, or that current trading levels will be sustained.

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

MATERIAL AGREEMENTS

B.L.M

Pursuant to an investment agreement entered into with B.L.M. N.V., a Belgian company ("BLM"), in June 2002 and a series of amendments to that agreement, including management fee agreement, BLM has invested an aggregate of $1,042,229 in the Company and received an aggregate of 5,402,174 shares of the Company's common stock, constituting 23.45% of the Company's issued and outstanding share capital as of December 31, 2005. Additionally, BLM also has an option to purchase 46,242 shares of the Company's common stock for an exercise price of $1.00 per share.

CLAL INVESTMENTS LTD

(1) On February 20, 2005 (the "Closing Date"), the Company and several investors including Clal Investments Ltd., ("Clal") (which also represented the investors) entered into an investment agreement (the "PIPE Agreement") whereby, the investors and Clal were entitled to purchase up to 4,000,000 shares of the Company's common stock (the "Investment Shares") for an aggregate purchase price of $1,000,000 and options to purchase shares of common stock of the Company, in accordance with the terms described below.

     Such aggregated price included the conversion by Clal of the convertible promissory note into an equity investment in the Company (see note 12 B of the Company's audited financial statements). Pursuant to the agreement, the Company agreed to issue to the investors and Clal, two types of options, proportionally to their effective investment: (i) Option type A ("A-1 Warrants") were for up to 2,000,000 shares of common stock exercisable for the longer of 360 days from the Closing Date or 3 months from the declaration of effectiveness of a registration statement covering the Investment Shares, for an exercise price of $0.75; and (ii) Option type B ("A-2 Warrants") were for up to 2,000,000 shares of common stock exercisable for the longer of 540 days from the Closing Date or 3 months from the declaration of effectiveness of a registration statement covering the Investment Shares, for an exercise price of $1.00 or, in the last 30 days of the term of the options, at a 10% discount from the average share price within the 30 day period prior to the date of the delivery notice.

(2) Pursuant to the agreement, during February 2005, the Company received an aggregate of $550,000, in consideration for which the Company, during March and May 2005, issued Clal and the investors the following: 2,200,000 shares of the Company's common stock, A-1 Warrants to purchase 1,100,000 shares of the Company's common stock and A-2 Warrants to purchase 1,100,000 shares of the Company's common stock. On July 1, 2005 the Investors and Clal invested additional amount in the aggregate of $50,000 in consideration for 200,000 common shares of the Company, issued on November 2005, A-1 Warrants to purchase a further 100,000 shares of the Company's common stock and A-2 Warrants to purchase a further 100,000 shares of the Company's common stock.

     Under the agreement, the Company shall use its best efforts, as soon as practicable, but not later than 75 business days following the Closing Date (the "Registration Period"), to file a registration statement with the Securities and Exchange Commission, on Form SB-2 or such other applicable registration form available. Should the Company fail to file the registration statement within the Registration Period the Company will bear a fine equal to 1% of the consideration received under the PIPE agreement per month.

(3) On January 31, 2006, Clal and the investors invested the remaining $400,000 for which they received an additional 1,600,000 shares of the Company's common stock, A-1 Warrants to purchase 800,000 shares of the Company's common stock and A-2 Warrants to purchase 800,000 shares of the Company's common stock.

(4) On January 2, 2006, the Company's Board of Directors approved an increase of the amount that could be raised under the PIPE Agreement to $1.3 Million
     - $1.5 Million until February 1, 2006. Pursuant to the above approval and to an amendment to the investment agreement signed on January 31, 2006, Clal and the investors invested an additional $500,000 in consideration for 2,000,000 common shares at $0.25 per share, and additional options as follows: (i) A-1 Warrants for up to 1,000,000 shares of common stock for an exercise price of $0.75 and (ii) A-2 Warrants for up to 1,000,000 shares for common stock for an exercise price of $1.00 or, in the last 30 days of the term of the options, at a 10% discount from the average share price during the 30 day period prior to the date of the delivery notice.

     The final exercise date for all A-1 Warrants under the original investment agreement was extended until the later of April 30, 2007 or 3 months from the declaration of effectiveness of the registration statement covering the Investment Shares and the final exercise date for all type A-2 Warrants under the original investment agreement was extended until the later of July 31, 2007 or 3 months from the declaration of effectiveness of the registration statement covering the Investment Shares.

     Under the amendment, the investors waived any claims pursuant to the Company's failure to file the registration statement within the Registration Period.

     In addition, the amendment to the investment agreement stated that the Company shall use its best efforts, as soon as practicable, but not later than 75 business days following January 31, 2006 (the "Amended Registration Period"), to file a registration statement with the Securities and Exchange Commission, on Form SB-2 or such other applicable registration form available. Should the Company fail to file the registration statement within the Amended Registration Period the Company will bear a fine equal to 1% of the total amount under the PIPE agreement (1.5M$ ) per month. As of December 31, 2005 the Company has recorded a provision in the amount of $40,000 in consideration for the accrued fine.

(5) On March 14, 2006 the Company and Clal entered into an agreement for the provision of past and future services provided by Clal to the Company in securing part of the investments mentioned above. Under the agreement, Clal is entitled to an aggregate payment of $30,000 +VAT (of which $22,000 + VAT has previously been paid) and to A-1 Warrants for the purchase of an additional 180,000 shares of the Company's common stock (of which 82,500 warrants have previously been issued to Clal) and A-2 Warrants for the purchase of additional 180,000 shares of the Company's common stock (of which 82,500 warrants have previously been issued to Clal).

(6) On November 16, 2004 the Company entered into a service agreement with a consultant whereby the consultant will present the Company to potential investors and as part of the success-based consideration, the consultant will be entitled to purchase options for shares of the Company's common stock upon the same terms as Clal and the investors. Following the PIPE Agreement for which he provided services, the Consultant is entitled to A-1 Warrants for the purchase of 27,500 shares of the Company's common stock and A-2 Warrants for the purchase of 27,500 shares of the Company's common stock under the same terms and conditions detailed in the PIPE agreement.

BIO DISC PROGRAM

During November 2005, the Company together with six companies and institutions from Israel and Germany signed a 3 year cooperation agreement. The partners intend to carry out a joint project for the development of Molecular Farming in Closed Systems ("MoFaCS" or "Bio Disc") based on the OrganiTECH Ltd.'s GrowTECH(TM)2000 and the PhytoChamber. Based on such cooperation, the OCS approved a grant to OrganiTECH Ltd. upon the following terms: a 30% participation in the R&D expenses incurred by OrganiTECH Ltd., limited to a maximum amount of $210,000. Royalty payments to be based on the all sales of the Company at a rate 3% to 5%. The commitment to the OCS is limited to the amount of the received participation, linked to the U.S. $ and shall bear annual interest at LIBOR, and is not a liability until a sale is made.

SAD-GIGANT PURCHASE AGREEMENT

On June 26, 2005, the Company entered into a sales agreement with ZAO - Sad-Gigant Kholod ("ZAO") for the sale of equipment and installation of the GrowTECH 2500 for the price of $2,726,700. As of the date of this report the Company has collected the full amount due under the agreement.

ITEM 7    FINANCIAL STATEMENTS

The Company's financial statements, as of December 31, 2005 and 2004, and for the years then ended and for the period from July 4, 1999 (inception) to December 31, 2005 are included in this Report and appear at pages F-1 through F-42.

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

ITEM 8B   CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

An evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of our disclosure controls and procedures as of December 31, 2005. Disclosure controls and procedures are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Form 10-KSB, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

As of December 31, 2005, the Company didn't have any material weaknesses in the effectiveness of our internal controls.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

Based on the material weakness in internal control over financial reporting during the year ended December 31, 2004 and for the purpose of improving our controls over the financial reporting process as was mentioned in our 10-KSB form for the year ended on December 31, 2004, the Company hired an Israeli Certified Public Accountant on June 1, 2005, who is currently assisting the Company with its financial reporting responsibilities. Additionally, the Company recruited a new Chief Financial Officer on February 1, 2006 and is in the process of enhancing its internal control processes in order to be able to comprehensively review the accounting and disclosure implications of its operations.

With the exception of the material weaknesses noted in our 10-KSB form for the year ended on December 31, 2004, related to the financial reporting during the year ended December 31, 2004 that have materially affected, there were no other changes in our internal control over the financial reporting during the years ended December 31, 2004 and December 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                                    PART III

ITEM 9    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT; COMPLIANCE WITH
          SECTION 16(A) OF THE EXCHANGE ACT

Our executive officers and directors and their ages as of the date of this report are as follows:

            Name                    Age        Position
            ----                   ----        --------
            Lior Hessel             35         Chairman of Board of Directors
            Heli Ben-Nun                       Chief Executive Officer, Director
            Yaron Shalem            33         Chief Financial Officer
            Arieh Keidan            56         Director
            Yaacob Hannes           69         Director
            Samuel Hessel           56         Director
            Ohad Hessel             33         Director
            Simon Zenaty            54         Director

Lior Hessel and Ohad Hessel are brothers and the sons of Samuel Hessel.

BIOGRAPHIES OF EXECUTIVE OFFICERS AND DIRECTORS

Mr. Lior Hessel - Mr. Hessel has served as the Company's Chief Executive Officer from February 2001 until January 2006, and from July 1999 has served as the President of OrganiTECH Ltd.. Mr. Hessel has been a director of the Company since January 2001 and has served as a director of OrganiTECH Ltd. since its foundation. Mr. Hessel has more than 7 years experience in the technology development sector with a strong background in robotics. Mr. Hessel began his professional career as a Product Engineer with the semiconductor equipment provider Kulicke & Soffa. From 1995 to 1998, Mr. Hessel was a Research and Development Team Manager at Jordan Valley Applied Radiation. Mr. Hessel is a graduate of the Agricultural Engineering Department of the Technion, The Israel Institute of Technology, and holds degrees in both Mechanical Engineering and Business Management.

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

Mr. Yaron Shalem - Since February 23, 2006 Mr. Shalem serves as the Company's Chief Financial Officer, replacing the former acting CFO, Mr. Lior Hessel. Prior to joining OrganiTech he was the CFO of Arelnet Ltd, an Israeli company traded on the Tel-Aviv Stock Exchange, (TASE: ARNT) which was purchased by Airspan Networks Inc., a Washington company traded on the Nasdaq National Market (NASDAQ: AIRN). Before that Mr. Shalem was the CFO of CellPay Ltd, an Israeli start-up - a worldwide leading technology provider in the Mobile Payment arena, at Telrad Networks group, a leading Israeli Telecommunications Company, and at Price Waterhouse Coopers Israel. Yaron is an experienced CPA and holds a B.A. in Economy & Accounting from Tel Aviv University and an EMBA from Bar-Ilan University.

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

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Section 16(a) of the Exchange Act, as amended, requires the Company's executive officers, directors and persons who beneficially own more than 10% of the Company's common stock to file reports of their beneficial ownership and changes in ownership, Forms 3, 4 and 5, and any amendment thereto, with the SEC. Executive officers, directors, and greater-than-ten percent holders are required to furnish the Company with copies of all Section 16(a) forms they file. Based on the Company's review of the activity of the Company's officers and directors for the fiscal year ended December 31, 2005, the Company believes all Forms 3, 4 or 5 were timely filed.

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

ITEM 10   EXECUTIVE COMPENSATION

The following table presents a summary of the compensation paid to Company's executives during the last three fiscal years. Except as listed below, there are no bonuses, other annual compensation, restricted stock awards or stock options/SARs or any other compensation paid to executive officers.

                                               Annual Compensation

                                                                      All Other
                                    Year    Salary          Bonus   Compensation
                                    ----    ------          -----   ------------

Lior Hessel, Chairman Board of
Directors and President             2005    $115,156        $0      $0 (2)
                                    2004    $102,881        $0      $0
                                    2003    $ 98,434        $0      $0
                                    2002    $105,712        $0      $0

Eyal Horvitz                        2005    $ 56,391        $0      $0 (3)
                                    2004    $ 43,200        $0      $0
                                    2003    $ 39,150        $0      $0
                                    2002    $ 27,230        $0      $0

Haim Peled                          2005    $ 36,744        $0      $0
                                    2004    $      0        $0      $0
                                    2003    $      0        $0      $0
                                    2002    $      0        $0      $0

Nimrod Fazi                         2005    $ 35,776        $0      $0
                                    2004    $ 19,297        $0      $0
                                    2003    $      0        $0      $0
                                    2002    $      0        $0      $0

(1) In January 2001, the Company consummated an agreement with OrganiTECH Ltd. whereby the Company issued 7.5 million shares of common stock to the shareholders of OrganiTECH Ltd. in exchange for all of the outstanding shares of OrganiTECH Ltd. not owned by the Company. Prior to the Share Exchange Transaction, on December 23, 1999, the Company's Board of Directors approved a stock compensation arrangement relating to Ohad Hessel. The stock options granted under that arrangement permitted Mr. Hessel to purchase 6,000 ordinary shares of OrganiTECH Ltd. at an exercise price of NIS 0.01 per ordinary share. The options vest ratably over a four-year period ending in March 2003. The options expired in January 2006. As a result of the Share Exchange Transaction, in January 2001, Mr. Hessel signed an agreement according to which he received options to purchase 463,236 shares of the Company's common stock at an exercise price of $0.001 per share of common stock rather than receiving 6,000 ordinary shares of OrganiTECH Ltd. The options for the Company's stock granted to Mr. Hessel are subject to the same vesting schedule as the OrganiTECH Ltd. options that Mr. Hessel exchanged in connection with the Share Exchange Transaction. On October 27, 2003, The Company's Board of Directors decided to issue the shares to Mr. Hessel, and as of November 26, 2003, they were issued to him.

(2) Under the SOP mentioned in item 5 (e) (ii), December 29, 2005, Mr. Hessel was granted with options to purchase Company's common shares and as of December 31, 2005, the benefit for which he was already entitled to is $38,857.

(3) Under the SOP mentioned in item 5 (e) (ii), December 29, 2005, Mr. Horvitz was granted with options to purchase Company's common shares and as of December 31, 2005, the benefit for which he was already entitled to is $8,635.

ITEM 11 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table, together with the accompanying footnotes, sets forth information, as of December 31, 2005, regarding stock ownership of all persons known by the Company to own beneficially more than 5% of the Company's outstanding Common Stock, certain executive officers, all directors, and all directors and officers of the Company as a group:

                                                      Shares of
                                                     Common Stock
                                            Beneficially      Percentage of
Name of Beneficial Owner (1)                 Owned (2)     Beneficial Ownership
----------------------------------         --------------  -------------------
EXECUTIVE OFFICERS AND DIRECTORS

Hessel Lior                                 4,040,288       17.41% (3)
Hessel Ohad                                   478,236        2.07% (4)
Simon Zenaty                                  682,609        2.96% (5)
Rachel Ben-Nun (7)
Yaron Shalem (7)
----------
All officers and directors as a group       5,201,133       22.44% (3), (4), (5)
----------

OTHERS

BLM NV                                      5,448,416       23.61% (6)
SH A Gali Ltd.                              1,109,090        4.82%
Technion Entrepreneurial                    1,044,115        4.53%
CEDE & CO.                                  5,528,250       24.00%


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

(7) Mrs. Rachel Ben-Nun and Mr. Yaron Shalem, the Company's new chief executive officer and chief financial officer who were appointed on January 2, 2006 and February 23, 2006, respectively participated in Clal's Investment as mentioned in item 5 (e)(xi) and item 6 - Material Agreements, according which they hold 1,200,000 and 200,000 shares of the Company's common stock respectively, purchased during year 2006.

ITEM 12   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

B.L.M. N.V.

(i) On June 16, 2002, the Company entered into a securities purchase agreement with B.L.M. N.V. ("BLM"), a Belgium company, with respect to the issuance of 5,500,000 shares of the Company's common stock to BLM and subsequently, entered into a management consulting fees agreement which was terminated. For further information see Part II Item 6.

(ii) During 2005 BLM provided services to the Company for which it was paid as follows: $8,000 for management services based on a Management Agreement signed on June 12, 2002 and terminated on February 28, 2005; $34,000 for sales commissions; and $26,000 for fund raising commission. All paid fees were reported to and approved in advance by the Company's board of directors.

(iii) Following the approval by the Company's board of directors, as of December 31, 2005, the Company accrued $57,500 for the investor's management services provided by him to the Company during the period from March 1, 2005 until December 31, 2005.

ERAN HESSEL

The Company sold a car to Mr. Hessel which was recorded in the Company's books as income of $6,692 which Mr. Hessel paid in 27 monthly installments. The Company incurred a loss amounting $179.

Eran Hessel is the brother of Lior Hessel and the son of Shmuel Hessel.

OHAD HESSEL

The Company wrote off a balance on the amount of $1,936 that was recorded on its books on the name of Mr. Hessel for expenses he incurred for which Mr. Hessel could not provide with supportive documentation. The write off was done with the approval of the Company's board of director.

Ohad Hessel is the brother of Lior Hessel and the son of Shmuel Hessel

MR. SIMON ZENATI and SH.A. GALI LTD.

(i) In July 2003, the Company entered into a management consulting fees agreement with Mr. Simon Zenati, a director of the Company, which was terminated at the end of February, 2005. During 2005 Mr. Simon Zenati was paid $8,000 for management services rendered by him during the first two months of 2005;

(ii) On June 14, 2004, the Company signed a convertible loan agreement with Sh.A.Gali Ltd. ("Gali"), a company under the control of Mr. Zenati, whereby Gali granted the Company $100,000 in return to a convertible loan. It was agreed that in the event Gali chooses to convert the loan into an equity investment, the Company will issue Gali 454,545 common shares of the Company based on the loan amount and the conversion price of $0.22 per share (which was determined to be the fair market value of the Company's common stock at the date of the agreement). The loan bears interest at Libor +3 %, to be paid at maturity or upon conversion. According to the loan agreement the Company paid the incurred interest in the amount of $6,128 and issued to Gali 200,000 common shares of the Company in May 2005 as additional financing costs. As the Company did not repay the loan on its due date, Gali was entitled to a penalty in the form of issuance of additional common stock of the Company equivalent to $100,000, computed based upon the fair market value of the Company's common stock at the date of the agreement, determined at $0.22 per share. On November, 2005, following the Company's failure to repay the loan on time, Gali was issued with 909,090 common shares.

ITEM 13   EXHIBITS AND REPORTS ON FORM 8K

(a)  EXHIBITS

EXHIBIT No.    Description
-----------    -----------------------------------------------------------------

2.3            OrganiTECH Ltd. Investment Agreement dated June 20, 2000. (2)

2.4 Stock Exchange Agreement between the Company and OrganiTECH Ltd., dated October 19, 2000. (5)

2.5 Amendments to Stock Exchange Agreement between the Company and OrganiTECH Ltd., dated January 26, 2001. (5)

2.6 Plan and Agreement of Merger between Incubate This!, Inc., a Colorado corporation, and Incubate This!, Inc., a Delaware corporation, dated as of January 5, 2001. (4)

2.7            Certificate of Ownership and Merger of the Company into Incubate
               This!.(6)

3.1            Certificate of Incorporation of the Company. (4)

3.2            Bylaws of the Company (4)

3.3            Certificate of Incorporation of OrganiTECH Ltd. (English
               Translation). (9)

3.4            Bylaws of OrganiTECH Ltd. (English Translation). (9)

10.1           1997 Stock Award Plan. (1)*

10.2           Incentive Stock Option Plan. (1)*

10.4 Beta Site Cooperation Agreement between the Company and Agronaut, dated November 30, 2001. (7)

10.5 Cooperation and Project Funding Agreement between OrganiTECH Ltd., Agronaut and SIIRDF, dated November 19, 2001. (7)

10.6 Agreement between OrganiTECH Ltd. and OCS, dated January 30, 2002 (English Translation). (7)

10.7 Joint Venture Agreement between OrganiTECH Ltd. and Weitzman Institute, dated September 23, 2001 (English Translation). (7)

10.8 Agreement between OrganiTECH Ltd. and the Fund for Export Encouragement, dated December 31, 2001 (English Translation). (7)

10.9 Option Allotment Agreement between OrganiTECH Ltd. and David Baron, dated May 29, 2000 (English Translation). (7)

10.10 Option Agreement between OrganiTECH Ltd. and David Baron, dated January 9, 2001. (7)

10.11          Securities Purchase Agreement between the Company and B.L.M. N.V.
               dated June 16, 2002, including amendment (8)

10.12 Distribution Agreement dated August 27, 2002 between the Company and Agronaut PTE. (9)

10.13 Exclusive Agency Agreement between the Company and A.T.A. Jordan Valley Ltd., dated December 3, 2002. (9)

10.14 Sale agreement with ZAO - Sad-Gigant Kholod ("ZAO") dated June 26, 2005. (10)

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

(10) Incorporated by reference to exhibits filed with the Company's Form 10-KSB, filed with the Commission on March 30, 2005.

*Management Compensation Agreement.

+Filed herewith.

(b)  REPORTS ON FORM 8-K.

Our current reports on Form 8-K filed since July 20, 2005 are as follows:

---------------------------------------- ---------------------------------------
                 MONTH                                FILING DATES
---------------------------------------- ---------------------------------------
March 2004                               March 18, 2004
---------------------------------------- ---------------------------------------
May 2004                                 May 20, 2004
---------------------------------------- ---------------------------------------
December 2004                            December 13, 2004
---------------------------------------- ---------------------------------------
February 2005                            February 24, 2005
---------------------------------------- ---------------------------------------
March 2005                               March 17, 2005
---------------------------------------- ---------------------------------------
April 2004                               April 21, 2005
---------------------------------------- ---------------------------------------
July 2005                                July 20, 2005
---------------------------------------- ---------------------------------------
December 2005                            December 15, 2005
---------------------------------------- ---------------------------------------
January 2006                             January 1, 2006
---------------------------------------- ---------------------------------------
February 2006                            February 27, 2006 (three reports)
---------------------------------------- ---------------------------------------
April 2006                               April 3, 2006
---------------------------------------- ---------------------------------------

ITEM 14   PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Company's board of directors reviews and approves audit and permissible non-audit services performed by its independent accountants, as well as the fees charged for such services. In its review of non-audit service fees and its appointment of the firm Kost, Forer, Gabbay, & Kasierer, member of Ernst & Young Global, as the Company's independent registered accounting firm, the board of directors considered whether the provision of such services is compatible with maintaining independence. All of the services provided and fees charged by Kost, Forer, Gabbay, & Kasierer and Baker Tilly Oren Horowits & Co. in 2005 were approved by the board of directors.

AUDIT FEES

The aggregate fees billed by the Company's independent registered accounting firm, Kost, Forer, Gabbay, & Kasierer, for professional services for the audit of the annual financial statements of the Company for 2005 and 2004 were $45,000 and $55,000, respectively, net of expenses.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 1, 2006.

ORGANITECH USA, INC.


By: /s/ Lior Hessel
-------------------
Lior Hessel, Chairman of the Board of Directors

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant on May 1, 2006, in the capacities indicated.


By: /s/ Arieh Keidan      Director
----------------------
Arieh Keidan


By: /s/ Lior Hessel       Chairman of the Board of Directors
----------------------
Lior Hessel



By: /s/ Ohad Hessel       Director
----------------------
Ohad Hessel


By: /s/ Samuel Hessel     Director
----------------------
Samuel Hessel


By: /s/ Simon Zenaty      Director
----------------------
Simon Zenaty


By: /s/ Yaacob Hannes     Director
----------------------
Yaacob Hannes


By: /s/ Rachel Ben-Nun    Director and Chief Executive Officer
----------------------
Rachel Ben-Nun


By: /s/ Yaron Shalem      Chief Financial Officer (Principal Accounting Officer)
----------------------
Yaron Shalem

                              ORGANITECH USA, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                        CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 2005

                              ORGANITECH USA, INC.
                          (A DEVELOPMENT STAGE COMPANY)


                        CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 2005

                                   CONTENTS

                                                                  PAGE
                                                                  ----

Reports of Independent Registered Public Accounting Firms       F-3 - F-4

Consolidated financial statements

Consolidated Balance Sheets                                     F-5 - F-6

Consolidated Statements of Operations                              F-7

Statements of Shareholders` Deficiency                          F-8 - F-10

Consolidated Statements of Cash Flows                          F-11 - F-12

Notes to the Consolidated Financial Statements                 F-13 - F-42

[ERNST & YOUNG LOGO]  [X] KOST FORER GABBAY & KASIERER  [X] Phone: 972-4-8654000
                          2 Pal-Yam St.                     Fax:   972-4-8654022
                          Haifa 33095, Israel

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

                             TO THE SHAREHOLDERS OF
                              ORGANITECH USA, INC.
                          (A DEVELOPMENT STAGE COMPANY)

We have audited the accompanying consolidated balance sheet of OrganiTech USA Inc. (A Development Stage Company) ("the Company") and its subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, changes in shareholders' deficiency and cash flows for each of the years then ended and for the period from July 1, 1999 (inception date) through December 31, 2005. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The consolidated financial statements of the Company as of December 31, 2003 and the related consolidated statements of operations, changes in shareholders' deficiency and cash flows for the year then ended and for the period from July 1, 1999 (inception date) through December 31, 2003 were audited by other auditors whose report dated July 13, 2005, expressed an unqualified opinion on those statements. The consolidated financial statements for the period July 1, 1999 (inception date) through December 31, 2003 include total revenues and net loss of $32,620 and $5,776,071, respectively. Our opinion on the consolidated statements of operations, shareholders' deficiency and cash flows for the period July 1, 1999 (inception date) through December 31, 2005, insofar as it relates to amounts for prior periods through December 31, 2003, is based solely on the report of other auditors.

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

In our opinion, based on our audit and the report of other auditors, the consolidated financial statements, referred to above, present fairly, in all material respects, the consolidated financial position of the Company and its subsidiaries as of December 31, 2005 and 2004, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 2005 and for the period from July 1, 1999 (inception date) through December 31, 2005, in conformity with U.S. generally accepted accounting principles.

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



Haifa, Israel                                KOST FORER GABBAY & KASIERER
May 1, 2006                                A Member of Ernst & Young Global

                REPORT OF INDEPENDENT REGISTERED ACCOUNTING FIRM

To the Board of Directors and Stockholders
OrganiTech USA, Inc.

We have audited the consolidated statements of operations, shareholders' (deficiency) and cash flows of OrganiTech USA, Inc. and Subsidiary (A Development Stage Company) for the cumulative period from July 1, 1999 (inception) to December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used, and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of OrganiTech USA, Inc. and Subsidiary (A Development Stage Company) for the cumulative period from July 1, 1999 (inception) to December 31, 2003, in conformity with U.S. generally accepted accounting principles.


/s/ AMPER, POLITZINER & MATTIA, P.C.

July 13, 2005
Edison, New Jersey

                                                            ORGANITECH USA, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------
IN U.S. DOLLARS

                                                           DECEMBER 31,
                                                     -------------------------
                                          NOTE          2005           2004
                                       ----------    ----------     ----------
ASSETS

Current assets :

Cash and cash equivalents                  (3)       $  449,074     $  112,798
Trade receivables                          (4)           68,890              -
Other receivables and prepaid expenses     (5)          212,166         15,472
Related parties                           (18)           60,033          2,841
Inventories, net of advances               (6)           17,941         20,320
                                                     ----------     ----------

                                                        808,104        151,431
                                                     ----------     ----------

Severance pay fund                                       59,141         36,391
Property and equipment, net                (7)          169,251        136,527
                                                     ----------     ----------

                                                     $1,036,496     $  324,349
                                                     ==========     ==========

        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED
                             FINANCIAL STATEMENTS.

                                                            ORGANITECH USA, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS (CONT.)
--------------------------------------------------------------------------------
IN U.S. DOLLARS

                                                                                               DECEMBER 31,
                                                                                      ------------------------------
                                                                         NOTE            2005                2004
                                                                      -----------     -----------        -----------
LIABILITES AND SHAREHOLDERS'
  DEFICIENCY

 Current liabilities :

 Short-term bank credit and current maturity
   of long-term loan                                                                  $       166        $    16,232
 Trade payables                                                             (8)           673,784            385,418
 Other payables and accrued expenses                                        (9)           511,123            355,016
 Related parties                                                        (13E,14N)          97,500            212,935
 Customers advances in excess of costs incurred on contracts
 in progress                                                               (10)           950,049            296,680
 Short-term loan                                                           (11)                 -             26,695
 Convertible loans                                                         (12)                 -            162,590
                                                                                      -----------        -----------

                                                                                        2,232,622          1,455,566
                                                                                      -----------        -----------

 Accrued severance pay                                                                    106,917            117,356
                                                                                      -----------        -----------

 Contingencies and commitments assets                                      (13)

 Shareholders' deficiency                                                  (14)

 Common shares of $0.001 par value, authorized -
 80,000,000 shares, issued - 23,782,642  and
 19,017,819 shares as of December 31, 2005 and
 2004, respectively, outstanding - 23,032,642 and
 18,267,819 shares as of December 31, 2005 and
 2004, respectively-                                                                       23,033             18,268
 Receipts on account of shares                                                                  -             25,000
 Additional paid in capital                                                             6,753,152          5,788,889
 Accumulated deficit during the development stage                                      (8,079,228)        (7,080,730)
                                                                                      -----------        -----------

 Total shareholders' deficiency                                                        (1,303,043)        (1,248,573)
                                                                                      -----------        -----------

                                                                                      $ 1,036,496        $   324,349
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


                                                                                                PERIOD FROM
                                                                                                 INCEPTION
                                                                                               (JULY 1, 1999)
                                                                                                  THROUGH
                                                               YEAR ENDED DECEMBER 31            DECEMBER 31,
                                                         --------------------------------        ------------
                                              NOTE           2005                2004                2005
                                          ------------   ------------        ------------        ------------
Revenues                                                 $  1,649,702        $    376,799        $  2,059,121

Cost of revenues                                            1,685,639             392,024           2,098,230
                                                         ------------        ------------        ------------

Gross loss                                                    (35,937)            (15,225)            (39,109)

Research and development expenses, net                        151,845             331,770           3,324,152

Selling and marketing expenses                                295,652             249,721           1,568,301

General and administrative expenses                           338,158             619,209           2,810,411
                                                         ------------        ------------        ------------

Total operating expenses                                      785,655           1,200,700           7,702,864

Operating loss                                               (821,592)         (1,215,925)         (7,741,973)

Financing expenses, net                        (16)          (176,727)            (92,701)           (286,947)

Other(expenses) income, net                                      (179)              3,967             (50,308)
                                                         ------------        ------------        ------------

Net loss                                                 $   (998,498)       $ (1,304,659)       $ (8,079,228)
                                                         ============        ============        ============

Basic and diluted loss per common share                  $      (0.05)       $      (0.07)

Weighted average number of common
  shares outstanding used in basic and
  diluted net loss per share calculation                   21,299,875          18,171,158
                                                         ============        ============


        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED
                             FINANCIAL STATEMENTS.

                                                            ORGANITECH USA, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF SHAREHOLDERS' DEFICIENCY
--------------------------------------------------------------------------------
IN U.S. DOLLARS

                                                                       PREFERRED SHARES                    COMMON SHARES
                                                                  ---------------------------       ----------------------------
                                                                                                     NUMBER OF
                                                                   NUMBER OF        PREFERRED      OUTSTANDING         COMMON
                                                                   PREFERRED         SHARES          COMMON            SHARES
                                                                    SHARES           CAPITAL          SHARES          CAPITAL
                                                                  -----------      -----------      -----------      -----------
                                                                  IN THOUSANDS                     IN THOUSANDS
                                                                  -----------                       -----------
Balance as of July 1, 1999:                                                 -      $         -                -      $         -
Common shares ($0.00004) issued in July                                     -                -            4,790            4,790
Common shares ($0.03) issued in October                                     -                -              684              684
Common shares ($0.19) issued in October                                     -                -              489              489
Deferred stock-based compensation related to employee
  option grants                                                             -                -                -                -
Amortization of deferred stock-based compensation                           -                -                -                -
Net loss                                                                    -                -                -                -
                                                                  -----------      -----------      -----------      -----------
Balance as of December 31, 1999                                             -                -            5,963            5,963
Common shares ($0.08) issued in April                                       -                -              684              684
Preferred shares ($1.14) issued in June                                   853            2,088                -                -
Amortization of deferred stock-based compensation                           -                -                -                -
Net loss                                                                    -                -                -                -
                                                                  -----------      -----------      -----------      -----------
Balance as of December 31, 2000                                           853            2,088            6,647            6,647
Common shares ($0.51) issued in January                                  (853)          (2,088)           4,453            4,453
Amortization of deferred stock-based compensation                           -                -                -                -
Treasury stock                                                              -                -             (100)               -
Net loss                                                                    -                -                -                -
                                                                  -----------      -----------      -----------      -----------
Balance as of December 31, 2001                                             -                -           11,000           11,100
Common shares ($0.363) issued in October                                    -                -              275              275
Proceeds for future share issuance (1)                                      -                -                -                -
Amounts assigned to issuance of warrants to service providers               -                -                -                -
Amortization of deferred stock-based compensation                           -                -                -                -
Net loss                                                                    -                -                -                -
                                                                  -----------      -----------      -----------      -----------
Balance as of December 31, 2002                                             -      $         -           11,275      $    11,375
                                                                  -----------      -----------      -----------      -----------

                                                                                                      DEFICIT
                                                                                                    ACCUMULATED         TOTAL
                                                                   ADDITIONAL                       DURING THE      SHARE HOLDERS'
                                                                    PAID IN         DEFERRED        DEVELOPMENT        EQUITY
                                                                  CAPITAL (1)     COMPENSATION         STAGE         (DEFICIENCY)
                                                                  -----------      -----------      -----------      -----------
Balance as of July 1, 1999:                                       $         -      $         -      $         -      $         -
Common shares ($0.00004) issued in July                                (4,621)               -                -              169
Common shares ($0.03) issued in October                                20,316                -                -           21,000
Common shares ($0.19) issued in October                                92,951                -                -           93,440
Deferred stock-based compensation related to employee
  option grants                                                       481,485         (481,485)               -                -
Amortization of deferred stock-based compensation                           -           15,715                -           15,715
Net loss                                                                    -                -          (80,680)         (80,680)
                                                                  -----------      -----------      -----------      -----------
Balance as of December 31, 1999                                       590,131         (465,770)         (80,680)          49,644
Common shares ($0.08) issued in April                                  54,860                -                -           55,544
Preferred shares ($1.14) issued in June                               971,362                -                -          973,450
Amortization of deferred stock-based compensation                           -          299,598                -          299,598
Net loss                                                                    -                -       (1,406,644)      (1,406,644)
                                                                  -----------      -----------      -----------      -----------
Balance as of December 31, 2000                                     1,616,353         (166,172)      (1,487,324)         (28,408)
Common shares ($0.51) issued in January                             2,263,149                -                -        2,265,514
Amortization of deferred stock-based compensation                           -          111,016                -          111,016
Treasury stock                                                              -                -                -                -
Net loss                                                                    -                -       (1,708,326)      (1,708,326)
                                                                  -----------      -----------      -----------      -----------
Balance as of December 31, 2001                                     3,879,502          (55,156)      (3,195,650)         639,796
Common shares ($0.363) issued in October                               99,725                -                -          100,000
Proceeds for future share issuance (1)                                134,884                -                -          134,884
Amounts assigned to issuance of warrants to service providers           2,116                -                -            2,116
Amortization of deferred stock-based compensation                           -           47,948                -           47,948
Net loss                                                                    -                -         (967,905)        (967,905)
                                                                  -----------      -----------      -----------      -----------
Balance as of December 31, 2002                                   $ 4,116,227      $    (7,208)     $(4,163,555)     $   (43,161)
                                                                  -----------      -----------      -----------      -----------

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

                                                                         COMMON SHARES
                                                                    ---------------------------
                                                                     NUMBER OF        COMMON         ADDITIONAL       RECEIPT ON
                                                                    OUTSTANDING       SHARES          PAID IN         ACCOUNT OF
                                                                   COMMON SHARES      CAPITAL        CAPITAL (1)        SHARES
                                                                    -----------     -----------      -----------      -----------
                                                                    IN THOUSANDS
                                                                    -----------
Balance as of December 31, 2002                                          11,275     $    11,375      $ 4,116,227                -
Common shares ($0.363) issued in May                                        344             344             (344)               -
Common shares ($0.18) issued in May ,June ,September
and November                                                              3,043           3,043          544,697                -
Common shares to service provider ($0.2) issued in
 November                                                                   550             550           13,200                -
Common shares to service provider ($0.3) issued in
 November                                                                   200             200           30,975                -
Options exercised in June                                                   188             188                -                -
Options exercised in November                                               463             463             (463)               -
Common shares to service provider ($1) issued in May                        600             600          599,400                -
Common shares to service providers ($0.25) issued in April                   48              48              (48)               -
Proceeds for future share issuance (January 2004)                             -               -                -          187,528
Amortization of deferred stock-based compensation                             -               -                -                -
Treasury stock                                                                -            (100)             100                -
Previous years issuance of common stock                                      37              37              (37)               -
Net loss                                                                      -               -                -                -
                                                                    -----------     -----------      -----------      -----------
Balance as of December 31, 2003                                          16,748          16,748        5,303,707          187,528
Common shares ($0.18) issued in January                                   1,100           1,100          196,902         (187,528)
Common shares to service provider ($0.3)                                    320             320          124,380                -
 Compensation related to amortization of deferred marketing and
distribution costs                                                            -               -           55,000                -
Common shares to service provider ($0.18) issued in April                   100             100           17,900                -
Proceeds for future share issuance (May 2005)                                 -               -                -           25,000
Fair value of shares issued and beneficial conversion feature
  related to convertible loan                                                 -               -           88,000                -
Stock-based compensation related to warrants granted to
 Consultant                                                                   -               -            3,000                -
Net loss                                                                      -               -                -
                                                                    -----------     -----------      -----------      -----------
Balance as of December 31, 2004                                          18,268     $    18,268      $ 5,788,889      $    25,000
                                                                    -----------     -----------      -----------      -----------

                                                                                       DEFICIT
                                                                                     ACCUMULATED
                                                                                      DURING THE        TOTAL
                                                                     DEFERRED        DEVELOPMENT    SHARE HOLDERS'
                                                                    COMPENSATION        STAGE         DEFICIENCY
                                                                    -----------      -----------      -----------
Balance as of December 31, 2002                                     $    (7,208)     $(4,163,555)     $   (43,161)
Common shares ($0.363) issued in May                                          -                -                -
Common shares ($0.18) issued in May ,June ,September
and November                                                                  -                -          547,740
Common shares to service provider ($0.2) issued in
 November                                                                     -                -           13,750
Common shares to service provider ($0.3) issued in
 November                                                                     -                -           31,175
Options exercised in June                                                     -                -              188
Options exercised in November                                                 -                -                -
Common shares to service provider ($1) issued in May                          -                -          600,000
Common shares to service providers ($0.25) issued in April                    -                -                -
Proceeds for future share issuance (January 2004)                             -                -          187,528
Amortization of deferred stock-based compensation                         7,208                -            7,208
Treasury stock                                                                -                -                -
Previous years issuance of common stock                                       -                -                -
Net loss                                                                      -       (1,612,516)      (1,612,516)
                                                                    -----------      -----------      -----------
Balance as of December 31, 2003                                               -       (5,776,071)        (268,088)
Common shares ($0.18) issued in January                                       -                -           10,474
Common shares to service provider ($0.3)                                      -                -          124,700
 Compensation related to amortization of deferred marketing and
distribution costs                                                            -                -           55,000
Common shares to service provider ($0.18) issued in April                     -                            18,000
Proceeds for future share issuance (May 2005)                                 -                -           25,000
Fair value of shares issued and beneficial conversion feature
  related to convertible loan                                                 -                -           88,000
Stock-based compensation related to warrants granted to
 Consultant                                                                                    -            3,000
Net loss                                                                      -       (1,304,659)      (1,304,659)
                                                                    -----------      -----------      -----------
Balance as of December 31, 2004                                     $         -      $(7,080,730)     $(1,248,573)
                                                                    -----------      -----------      -----------

(1)  Net of issuance expenses.

        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED
                             FINANCIAL STATEMENTS.

                                                            ORGANITECH USA, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF SHAREHOLDERS' DEFICIENCY
--------------------------------------------------------------------------------
IN U.S. DOLLARS


                                                                            COMMON SHARES
                                                                    ---------------------------     -----------
                                                                     NUMBER OF        COMMON        ADDITIONAL
                                                                    OUTSTANDING       SHARES          PAID IN
                                                                   COMMON SHARES      CAPITAL       CAPITAL (1)
                                                                    -----------     -----------     -----------
                                                                   IN THOUSANDS
                                                                    -----------
Balance as of December 31, 2004                                          18,268     $    18,268     $ 5,788,889
Common shares to service provider ($0.15) issued in May                     452             452          71,016
Common shares to service provider ($0.15) issued in May                     653             653          98,309
Common shares ($0.25) issued in March, May and November                   2,400           2,400         521,899
Common shares to consultant ($0.18) issued in May                            33              33           2,967
Compensation related to amortization of deferred marketing and
distribution costs                                                            -               -          41,250
Common shares to Supplier issued in May                                      18              18           4,456
Common shares ($0.25) issued in May                                         100             100          24,900
Common shares to SH.A Gali issued in March in connection with a
grant of convertible loan                                                   200             200            (200)
Common shares to SH.A Gali ($0.22) issued in November for a
convertible loan                                                            455             455          99,545
Penalty paid  to SH.A Gali in connection with convertible loan
($0.22)                                                                     454             454          99,546
Amortization of stock-based compensation                                      -               -             575
Net loss                                                                      -               -               -
                                                                    -----------     -----------     -----------
Balance as of December 31, 2005                                          23,033     $    23,033     $ 6,753,152
                                                                    ===========     ===========     ===========

                                                                                       DEFICIT
                                                                                     ACCUMULATED
                                                                    RECEIPT ON        DURING THE         TOTAL
                                                                    ACCOUNT OF       DEVELOPMENT     SHARE HOLDERS'
                                                                      SHARES            STAGE          DEFICIENCY
                                                                    -----------      -----------      -----------
Balance as of December 31, 2004                                     $    25,000      $(7,080,730)     $(1,248,573)
Common shares to service provider ($0.15) issued in May                       -                -           71,468
Common shares to service provider ($0.15) issued in May                       -                -           98,962
Common shares ($0.25) issued in March, May and November                       -                -          524,299
Common shares to consultant ($0.18) issued in May                             -                -            3,000
Compensation related to amortization of deferred marketing and
distribution costs                                                            -                -           41,250
Common shares to Supplier issued in May                                       -                -            4,474
Common shares ($0.25) issued in May                                     (25,000)               -                -
Common shares to SH.A Gali issued in March in connection with a
grant of convertible loan                                                     -                -                -
Common shares to SH.A Gali ($0.22) issued in November for a
convertible loan                                                              -                -          100,000
Penalty paid  to SH.A Gali in connection with convertible loan
($0.22)                                                                                                   100,000
Amortization of stock-based compensation                                      -                -              575
Net loss                                                                      -         (998,498)        (998,498)
                                                                    -----------      -----------      -----------
Balance as of December 31, 2005                                     $         -      $(8,079,228)     $(1,303,043)
                                                                    ===========      ===========      ===========

(1)  Net of issuance expenses.

        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED
                             FINANCIAL STATEMENTS.

                                                            ORGANITECH USA, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMTNS OF CASH FLOWS
--------------------------------------------------------------------------------
IN U.S. DOLLARS

                                                                                             PERIOD FROM
                                                                                              INCEPTION
                                                                YEAR ENDED DECEMBER 31,     (JULY 1, 1999)
                                                            ---------------------------    THROUGH DECEMBER
                                                              2005             2004            31, 2005
                                                           -----------      -----------      -----------
Cash flows used in operating activities:

Net loss                                                   $  (998,498)     $(1,304,659)     $(8,079,228)
                                                           -----------      -----------      -----------

Adjustments to reconcile net loss to net cash used
  in operating activities :
Amortization of deferred stock - based compensation                575                -          482,060
Depreciation                                                    25,479           23,358          141,746
Impairment of inventories and base stock                        11,906           43,369           55,275
Changes in accrued severance pay, net                          (33,189)          19,070           47,776
Loss from disposal of property and equipment                       179            3,209            3,388
Warrants granted to consultant                                   3,000            3,000            8,116
Interest in respect of convertible loan                         (2,923)           2,923                -
Amortization of beneficial conversion feature related
  to convertible loan                                           20,166           23,834           44,000
Amortization of finance costs related to shares issued
  in connection with a convertible loan                         20,167           23,833           44,000
Adjustment of exchange rate changes                             (1,430)           4,029            3,617
Penalty paid  in connection with convertible loan              100,000                -          100,000
Issuance of shares in non-cash expenses -
Annex A                                                         41,250          318,130        1,118,971
Increase in trade receivables                                  (68,890)               -          (68,890)
(Increase) decrease in other receivables                      (252,456)         100,567         (270,769)
Increase in inventories                                       (663,274)         (36,031)        (838,746)
Increase in trade payables                                     292,840          188,888          678,258
Increase in other payables and accrued expenses                184,407          211,150          580,910
Increase in customers advances                               1,307,116          235,446        1,720,539
                                                           -----------      -----------      -----------

Total adjustments                                              984,923        1,164,775        3,850,251
                                                           -----------      -----------      -----------

Net cash used in operating activities                          (13,575)        (139,884)      (4,228,977)
                                                           -----------      -----------      -----------

Cash flows from investing activities :
Decrease in short-term investments                                   -           16,842                -
Proceeds from disposal of property and equipment                 6,513            9,311           15,824
Purchase of property and equipment                             (64,895)         (12,410)        (335,169)
                                                           -----------      -----------      -----------

Net cash (used in) provided by investing activities            (58,382)          13,743         (319,345)
                                                           -----------      -----------      -----------

Cash flows from financing activities :
Increase (decrease) in short-term credit, net                   (2,792)         (38,661)             166
Repayment of long-term loan from
financial institution                                          (13,274)         (22,621)               -
Proceeds of convertible loans                                        -          200,000          200,000
Proceeds from issuance of shares, net of issuance
 Expenses                                                      424,299           53,474        4,797,230
                                                           -----------      -----------      -----------

Net cash provided by financing activities                  $   408,233      $   192,192      $ 4,997,396
                                                           -----------      -----------      -----------

        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED
                             FINANCIAL STATEMENTS.

                                                            ORGANITECH USA, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONT.)
--------------------------------------------------------------------------------
IN U.S. DOLLARS

                                                                                                  PERIOD FROM
                                                                                                   INCEPTION
                                                                   YEAR ENDED DECEMBER 31,       (JULY 1, 1999)
                                                                ----------------------------    THROUGH DECEMBER
                                                                   2005            2004             31, 2005
                                                                -----------      -----------      -----------
Net cash used in operating activities                           $   (13,575)     $  (139,884)     $(4,228,977)

Net cash (used in) provided by investing activities                 (58,382)          13,743         (319,345)

Net cash provided by financing activities                           408,233          192,192        4,997,396
                                                                -----------      -----------      -----------

Net increase in cash and cash equivalents                           336,276           66,051          449,074

Cash and cash equivalents at beginning of period                    112,798           46,747                -
                                                                -----------      -----------      -----------

Cash and cash equivalents at end of period                      $   449,074      $   112,798      $   449,074
                                                                ===========      ===========      ===========

ANNEX A - SUPPLEMENTARY DISCLOSURE OF NON-CASH
EXPENSES
During the reporting period, the Company issued
shares and warrants in exchange for liabilities to
Shareholders, supplier and services rendered by third party
as follows:
Management fees - see Note 13E                                  $         -      $   138,430      $   230,430
Marketing and distribution expenses - see Note 14M (2)               41,250           55,000          110,000
Marketing and distribution expenses - see Note 14M (3)                    -          124,700          155,875
Marketing and distribution expenses - see Note 14M (4)                    -                -          600,000
Marketing and distribution expenses - see Note 11                         -                -           22,666
                                                                -----------      -----------      -----------
                                                                $    41,250      $   318,130      $ 1,118,971
                                                                ===========      ===========      ===========

SUPPLEMENTARY DISCLOSURE OF NON-CASH
TRANSACTIONS

Management fees - see Note 13E                                  $   170,430                       $   170,430
Convertible loan Clal - see Note 12B                                100,000                -          100,000
Convertible loan Sh.A.Gali l - see Note 12A                         100,000                -          100,000
Materials from supplier - see Note 14M (7)                            4,474                -            4,474
                                                                -----------      -----------      -----------
                                                                $   374,904                -      $   374,904
                                                                ===========      ===========      ===========

SUPPLEMENTARY CASH FLOW INFORMATION :

Interest                                                        $     5,331      $     3,632      $       485
                                                                ===========      ===========      ===========

Income tax                                                      $     2,550      $     2,566      $    13,820
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

NOTE 1 - GENERAL

     A. OrganiTech USA Inc. ("the Company" or "OrganiTECH"), a Delaware corporation, incorporated in 1981, and its subsidiaries (collectively "the Group") design, develop, manufacture, market and support Hydroponics solutions and platforms for the Agriculture and Life-Science industries.

          The Company's core business is conducted primarily through its wholly-owned subsidiary, OrganiTECH Ltd., a company organized under the laws of Israel. OrganiTECH Ltd. operates mainly in the Agriculture Industrialization arena. Since its formation in 1999, it has been developing, producing and marketing its leading proprietary technology
          - a Self-contained, portable, robotic, sustainable agricultural platforms designed to automatically seed, transplant and harvest commercial quantities of hydroponics, pesticide free, green leaf vegetables.

          Since its inception, the Company has devoted substantially most of its efforts to business planning, research and development, marketing, recruiting management and technical staff, acquiring assets and raising capital. In addition, the Company has not generated significant revenues. Accordingly, the Company is considered to be in the development stage, as defined in Statement of Financial Accounting Standards No. 7, "Accounting and reporting by development Stage Enterprises" ("SFAS No. 7")

     B. The Company is devoting substantial efforts towards activities such as financial planning, capital raising and research and development of its products. In the course of such activities, the Company and its subsidiary have sustained operating losses. The Company and its subsidiary have not generated sufficient revenues and have not achieved gross profit, profitable operations or positive cash flows from operations. The Company's deficit accumulated during the development stage aggregated to $8,079,228 through December 31, 2005. There is no assurance that profitable operations, if ever achieved, could be sustained on a continuing basis.

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

     C. In 2005 and 2004, the Company derived 53% and 96%, respectively of its revenues from a single customer (see note 2 (J))

                                                            ORGANITECH USA, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FIANACIAL STATEMENTS
--------------------------------------------------------------------------------
IN U.S. DOLLARS

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

     The consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States ("U.S. GAAP"), applied on a consistent basis, as follows:

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

     C.   PRINCIPLES OF CONSOLIDATION

          The consolidated financial statements include the accounts of the Company and it's wholly -owned subsidiary, OrganiTech Ltd. All Intercompany transactions and balances have been eliminated upon consolidation.

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

          Costs incurred on long-term contracts in progress include direct labor costs, material costs, subcontractors, other direct costs and overheads. These costs represent recoverable costs incurred for production and allocable operating overhead cost. Advances from customers are allocated to the applicable contract inventories and are reflected as an offset against the related inventory balances.

                                                            ORGANITECH USA, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FIANACIAL STATEMENTS
--------------------------------------------------------------------------------
IN U.S. DOLLARS

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

          Depreciation is calculated by the straight-line method over the estimated useful lives of the assets, at the following annual rates:

                                                                          YEARS
                                                                          -----
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

     I.   SEVERANCE PAY

          The Company's liability for severance pay to its Israeli employees is calculated pursuant to Israeli severance pay law based on the most recent salary of the employees multiplied by the number of years of employment, as of the balance sheet date. Employees are entitled to one month's salary for each year of employment or a portion thereof. The Company's liability for all of its employees is fully provided by monthly deposits with insurance policies and by an accrual. The value of these policies is recorded as an asset in the Company's balance sheet. The deposited funds include profits accumulated up to the balance sheet date. The deposited funds may be withdrawn only upon the fulfillment of the obligation pursuant to Israeli severance pay law or labor agreements. The value of the deposited funds is based on the cash surrendered value of these policies, and includes immaterial profits.

                                                            ORGANITECH USA, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FIANACIAL STATEMENTS
--------------------------------------------------------------------------------
IN U.S. DOLLARS

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     I.   SEVERANCE PAY (CONTINUED)

          Severance expenses (income) for the years ended December 31, 2005 and 2004, amounted to approximately $(10,439) and $19,659 respectively.

     J.   REVENUE RECOGNITION

          The Company generates revenues from long-term contracts involving the design, development, manufacture and integration of Hydroponics systems and solutions.

          Revenues from long-term contracts are recognized based on Statement of Position 81-1 "Accounting for Performance of Construction-Type and Certain Production-Type Contracts" ("SOP 81-1") according to which revenues are recognized based on either the completed contract basis or the percentage of completion basis.

          For projects signed during the year 2004 (and performed till and during the year 2005), which were the Company's first projects, management used the completed-contract method as it could not expect to perform all of its contractual obligations and also has not gained sufficient experience for estimating contract costs. For contracts signed in 2005 and after performing several projects and obtaining adequate experience, the Company started to adopt the percentage-of-completion method based on a zero profit margin, therefore equal amounts of revenue and cost, measured on the basis of performance during the period, are presented in the income statement.

          Based on the completed-contract method, sale of products is recognized when delivery of the product has occurred, title passed to the customer and collectability is reasonably assured. As installation is considered to be significant, revenues under the completed-contract method are recognized only when installation is completed.

          Based on the percentage-of-completion method, sales and profits under long-term fixed-price contracts which provide for a substantial level of development and design efforts in relation to total contract efforts are recorded based on the ratio of hours incurred by key personnel to estimated total hours required from such key personnel at completion.

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

     J.   REVENUE RECOGNITION (CONTINUED)

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

          Penalties applicable to performance of contracts are considered in estimating sales and profit rates and are recorded when there is sufficient information to assess anticipated contract performance.

          In 2005 and 2004, the Company derived 53% and 96%, respectively of its revenues from a single customer.

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

          Changes in the Company's provision for warranty during the year are as follows:

          Balance, at January 1, 2005                                 $  7,000
          Warranties utilized or ended during the year                  (7,000)
          Warranties issued during the year                             33,345
                                                                      --------

          Balance, at December 31, 2005                               $ 33,345
                                                                      ========

                                                            ORGANITECH USA, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FIANACIAL STATEMENTS
--------------------------------------------------------------------------------
IN U.S. DOLLARS

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

     M.   DEFERRED INCOME TAXES

          The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes". This Statement prescribes the use of the liability method whereby deferred tax assets and liability account balances are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company provides a valuation allowance to reduce deferred tax assets to their estimated realizable value.

     N.   STOCK-BASED COMPENSATION

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

          The Company adopted the disclosure provisions of Statement of Financial Accounting Standard No. 148, "Accounting for Stock-Based Compensation - transition and disclosure" ("SFAS No. 148"), which amended certain provisions of Statement of Financial Accounting Standard No. 123 "Accounting for Stock-Based Compensation" ("SFAS No. 123"). Pro forma information regarding the Company's net loss and net loss per share is required by SFAS No. 123 and has been

                                                            ORGANITECH USA, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FIANACIAL STATEMENTS
--------------------------------------------------------------------------------
IN U.S. DOLLARS

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     N.   STOCK-BASED COMPENSATION (CONTINUED)

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

          Compensation expense for stock options granted to employees since 2002 until and including 2005 under the Company's stock option plans has been determined based on the fair value at the date of grant, consistent with the method of SFAS No. 123, with the following weighted average assumptions:

          Year of grant*                         2005       2002
                                              ---------   --------
          Divided yield                           0%         0%
          Expected volatility                    123%       50%
          Risk-free interest rate                4.6%        4%
          Expected life                         6 years    5 years

          * No stock options were granted in 2003 and 2004.

          The Company's pro forma net loss for the period from inception through December 31, 2005 approximates the reported net loss for the related period.

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

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     O.   FAIR VALUE OF FINANCIAL INSTRUMENTS

          The carrying amount reported in the balance sheet for cash and cash equivalents, Trade receivables, other receivables and prepaid expenses, short-term bank credit and loans, trade payables and other payables approximate their fair values due to the short-term maturities of such instruments.

     P.   BASIC AND DILUTED NET LOSS PER SHARE

          Basic net loss per share is computed based on the weighted average number of common shares outstanding during each year. Diluted net loss per share is computed based on the weighted average number of common shares outstanding during each period, plus dilutive potential common shares considered outstanding during the year in accordance with Statement of Financial Accounting Standard No. 128, "Earnings Per Share" (SFAS No. 128"). Outstanding stock options and warrants are excluded from the calculation of the diluted net loss per common share when such securities are anti-dilutive. All outstanding stock options have been excluded from the calculation of the diluted loss per common share because all such securities are anti-dilutive for each of the periods presented.

     Q.   IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

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

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     Q.   IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS (CONTINUED)

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

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     Q.   IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS (CONTINUED)

          (4)  SFAS No. 154

               In May 2005, the FASB issued Statement of Financial Accounting Standard No. 154 ("FAS 154"), "Accounting Changes and Error Corrections" - a replacement of APB No. 20, Accounting Changes" and FAS No. 3, "Reporting Accounting Changes in Interim Financial Statements". FAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. APB Opinion 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. FAS 154 requires retrospective application to prior periods' financial statements of a voluntary change in accounting principle unless it is impracticable to do so. FAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not expect that the adoption of FAS 154 will have a material effect on its financial position or results of operations.

     R.   RECLASSIFICATIONS

          Certain comparative figures have been reclassified to confirm with current year presentation.

NOTE 3 - CASH AND CASH EQUIVALENTS

                                               DECEMBER 31,
                                         -----------------------
                                           2005          2004
                                         --------       --------

In New Israeli Shekels                   $129,771       $112,798
In other currencies (mainly the $)        319,303              -
                                         --------       --------

                                         $449,074       $112,798
                                         ========       ========

NOTE 4 - TRADE RECEIVABLES

                                               DECEMBER 31,
                                         -----------------------
                                           2005           2004
                                         --------       --------

In Euro                                   $67,128       $      -
In New Israeli Shekels                      1,762              -
                                         --------       --------

                                          $68,890       $      -
                                         ========       ========

                                                            ORGANITECH USA, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FIANACIAL STATEMENTS
--------------------------------------------------------------------------------
IN U.S. DOLLARS

NOTE 5 - OTHER RECEIVABLES AND PREPAID EXPENSES

                                                   DECEMBER 31,
                                             -----------------------
                                               2005           2004
                                             --------       --------

Prepaid expenses                             $  4,049       $    877
Prepaid commission to an agent                125,000              -
Government of Israel - VAT refund              57,664              -
Government of Israel - Chief Scientist         11,297              -
Other                                          14,156         14,595
                                             --------       --------

                                             $212,166       $ 15,472
                                             ========       ========

NOTE 6 - INVENTORIES, NET OF ADVANCES

                                                              DECEMBER 31,
                                                        -----------------------
                                                          2005           2004
                                                        --------       --------

Cost incurred on long-term contracts in progress        $770,490       $137,063
Raw materials                                             17,941              -
                                                        --------       --------
                                                         788,431        137,063
                                                        --------       --------
Less -
Cost incurred on contracts in progress deducted
 from customer advances                                  770,490         83,587
                                                        --------       --------
                                                          17,941         53,476
                                                        --------       --------
 Less -
  Advances received from customers (*)                         -         33,156
                                                        --------       --------
                                                        $ 17,941       $ 20,320
                                                        ========       ========


     (*) Advances are allocated to the relevant inventories on a per-project basis. In cases (projects) where the advances are in excess of the inventories, the net amount is presented as a liability. In cases where the inventories are in excess of advances received, the net amount is included in inventories.

     The Company recorded a provision for obsolete raw materials in the amount of $11,906 and $38,409 in 2005 and 2004, respectively.

                                                            ORGANITECH USA, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FIANACIAL STATEMENTS
--------------------------------------------------------------------------------
IN U.S. DOLLARS

NOTE 7 - PROPERTY AND EQUIPMENT, NET

                                           DECEMBER 31,
                                     -----------------------
                                       2005           2004
                                     --------       --------
Cost:

Computers                            $ 55,933       $ 50,800
Furniture and Office equipment          9,543          9,370
Other equipment                        40,310         37,503
Communication equipment                11,793          6,380
Leaseholds improvements                73,000         71,394
Motor vehicles                         89,783         50,336
                                     --------       --------

                                     $280,362       $225,783
                                     --------       --------
Accumulated depreciation:

Computers                            $ 46,970       $ 43,232
Furniture and Office equipment          2,795          2,231
Other equipment                        20,942         17,702
Communication equipment                 3,380          2,088
Leaseholds improvements                22,808         15,651
Motor vehicles                         22,843         16,979
                                     --------       --------

                                     $119,738       $ 97,883
                                     --------       --------

Depreciation cost                    $160,624       $127,900

Base stock                              8,627          8,627
                                     --------       --------

                                     $169,251       $136,527
                                     ========       ========

     Depreciation expenses amounted to $25,479, $23,358 and $141,746 for the years ended December 31, 2005, 2004 and for the period from inception through December 31, 2005, respectively.

NOTE 8 - TRADE PAYABLES

                         DECEMBER 31,
                    -----------------------
                      2005           2004
                    --------       --------

Open accounts       $255,956       $103,150
Notes payable        417,828        282,268
                    --------       --------

                    $673,784       $385,418
                    ========       ========

                                                            ORGANITECH USA, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FIANACIAL STATEMENTS
--------------------------------------------------------------------------------
IN U.S. DOLLARS

NOTE 9 - OTHER PAYABLES AND ACCRUED EXPENSES

                                                      DECEMBER 31,
                                                 -----------------------
                                                   2005           2004
                                                 --------       --------

Provision for payroll and related expenses       $ 26,117       $ 24,581
Vacation pay                                       15,030         20,607
Accrued expenses                                  356,817        287,054
Royalties                                         113,159         22,774
                                                 --------       --------

                                                 $511,123       $355,016
                                                 ========       ========

NOTE 10 - CUSTOMERS ADVANCES IN EXCESS OF COSTS INCURRED ON CONTRACTS IN
          PROGRESS

                                                      DECEMBER 31,
                                                ---------------------------
                                                   2005             2004
                                                ----------       ----------

Advances received                               $1,720,539       $  413,423
Less-
  Advances deducted from inventories                     -           33,156
                                                ----------       ----------
                                                 1,720,539          380,267
Less -
  Costs incurred on contracts in progress          770,490           83,587
                                                ----------       ----------
                                                $  950,049       $  296,680
                                                ==========       ==========

NOTE 11 - SHORT TERM LOAN

     On December 20, 2004, the Company and Netafim (A.C.S.) Ltd. ("Netafim") agreed that the Company will return to Netafim unpaid loan received by the Company during 2003 from Netafim, in accordance with a memorandum of understanding ("MOU") signed between the parties on July 17, 2003. The unpaid loan was returned in full in 5 equal monthly installments of 4,000 Euro each commencing February 1, 2005.

NOTE 12 - CONVERTIBLE LOANS

     A.   Convertible loan issued to SH.A.Gali Ltd.

          On June 14, 2004, the Company signed a convertible loan agreement with SH.A.Gali Ltd. ("Gali"), a company under the control of a director, whereby Gali granted to the Company $100,000 in return to a convertible loan. It was agreed that in the event Gali chooses to convert the loan into an equity investment, the Company will issue Gali 454,545 common shares of the Company based on the loan amount and the conversion price of $0.22 per share which is the fair market value of the Company's common stock at the date of the agreement. If not converted, the loan should have been repaid in one installment following of 12 months from the granting date.

                                                            ORGANITECH USA, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FIANACIAL STATEMENTS
--------------------------------------------------------------------------------
IN U.S. DOLLARS

NOTE 12 - CONVERTIBLE LOANS (CONTINUED)

     A.   Convertible loan issued to SH.A.Gali Ltd. (Continued)

          The loan bears interest at Libor +3 %, to be paid at maturity or upon conversion. According to the loan agreement the Company paid the incurred interest in the amount of $6,128 and issued to Gali 200,000 common shares of the Company in May 2005 as additional financing expenses. As the Company did not repay the loan on its due date, Gali was entitled to a penalty in the form of issuance of additional common stock of the Company equivalent to $100,000, computed based upon the fair market value of the Company's common stock at the date of the agreement, determined at $0.22 per share. On November, 2005, following the Company's failure to repay the loan on time, Gali was issued with 909,090 common shares.

          The Company accounted for this convertible loan according to EITF 00-27 "Application of Issue No. 98-5 to certain Convertible Instruments". Accordingly, the Company recorded a beneficial conversion feature and finance costs related to the fair value of the shares on the convertible loan in the amount of $88,000 to be amortized over a period of one year.

     B.   Convertible loan issued to Clal Finance Underwriters Ltd. ("Clal")

          On December 21, 2004, the Company issued a convertible promissory Note to Clal with the principal amount of $100,000 bearing an annual interest at a rate equal to the prime rate of Bank of America, N.A as of the repayment date plus 5%. Clal had the option to convert the promissory Note into 400,000 common shares of the Company for which, fair market value approximates the amount of the Note on the issuance date. On March 2, 2005, Clal converted the promissory Note ( See note 14 N (1)).

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

               The terms of the OCS grants provide certain restriction on OrganiTech Ltd's ability to manufacture products or transfer the technologies developed using these grants outside of Israel.

               During year 2005 the Company recorded participation from the OCS in the amount of $11,297. As of December 31, 2005, the total of royalty bearing grants received by OrganiTech Ltd. from the OCS is $394,000.

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

               As of December 31, 2005, OrganiTech Ltd. received from the OCS a payment of $66,508. OrganiTech Ltd. is committed to pay royalties to the Weitzman Institute up to 5% on sales of products developed with the grants participation of the Magnaton program.

          (3) In November 2001, OrganiTech Ltd. and a third party -"Agronaut" received approval from the Singapore-Israel Industrial Research and Development ("SIIRD") for funding the development of an updated commercial version of the GrowTECH. SIIRD will participate in 40% of the research and development expenses incurred by OrganiTech Ltd. and Agronaut, limited to a maximum amount of $421,359. As of December 31, 2005 OrganiTech Ltd. has received $250,505 from SIIRD.

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

NOTE 13 - CONTINGENCIES AND COMMITMENTS (CONTINUED)

     A.   Royalty Commitments (Continued)

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

     B.   Legal claim

          In February 2000, OrganiTech Ltd. signed a distribution agreement with Leami ("Leami"), whereby it granted Leami the exclusive right to market OrganiTech Ltd's GrowTECH platforms in Israel. Under the terms of the agreement, Leami agreed to purchase two GrowTECH platforms in consideration for $100,000. In March 2000, OrganiTech Ltd. received an advance payment from Leami in an amount of $60,000. In July 2000, OrganiTech Ltd. delivered the two GrowTECH platforms to Leami.

          OrganiTech Ltd. and Leami negotiated certain claims of Leami concerning the GrowTECH platforms delivered and the distribution agreement. On February 2, 2005, Leami filed a lawsuit against OrganiTech Ltd. in the amount of $295,500. On April 20, 2005 the Company filed a counter lawsuit against Leami at the amount of $148,800 claiming that Leami had not fulfilled its obligations and commitments under the sale agreement signed and by not doing so and taking other actions, it caused OrganiTech Ltd. to suffer damages and expenses.

          It is the opinion of management based on its legal advisor, that due to the early stage of the lawsuit it is unable to predict the outcome of these claims.

     C.   Directors and Officers' Insurance

          Since July 2004, the Company has no insurance policy for its directors and officers. The Company is committed to indemnify its directors and executive officers, to the extent permitted by law, in respect of any monetary obligation imposed in favor of third party and reasonable legal expenses expended or charge to any of them.

                                                            ORGANITECH USA, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FIANACIAL STATEMENTS
--------------------------------------------------------------------------------
IN U.S. DOLLARS

NOTE 13 - CONTINGENCIES AND COMMITMENTS (CONTINUED)

     D.   Lease Commitment

          The future minimum lease commitment of the Group under non-cancelable operating lease agreement in respect of premises is as of December 31, 2005 as follows:

                                                   December 31, 2006 -   $ 7,250
                                                                         =======

          Rent expenses for years ended December 31, 2005, December 31, 2004 and for the period from inception through December 31, 2005 are $19,040, $17,723 and $101,620, respectively.

     E.   Management Fees

          (1) On July 1, 2003 the Company and Mr. Shimon Zenaty ("Simon") signed a management agreement, whereby Simon will invest up to 100 hours per month in working with the Company, in consideration for management fee at the amount of $4,000 per month till February 2005.

               a. Pursuant to the management agreement, under certain cash flow conditions, the payment of the monthly management fees will be deferred and bear interest computed at a rate of 5% per annum payable by the Company during the deferral period on a quarterly basis.

               b. Pursuant to the management agreement, Simon has the right to request the Company to exchange the deferred management fees, including accumulated interest thereon, for the Company's common shares at a price computed as 75% of the average closing market price of the Company's shares during the three months prior to the date of the exchange.

               c. The management agreement can be terminated with a 60 days written notice at the parties' mutual agreement.

               As of December 31, 2004 the liability to Simon was $98,962 including interest. The Company paid the management fees for the last two months of the agreement in cash. The management fees accumulated till December 31, 2004 were paid on May 27, 2005 by the issuance of 652,059 common shares of the Company.

                                                            ORGANITECH USA, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FIANACIAL STATEMENTS
--------------------------------------------------------------------------------
IN U.S. DOLLARS

NOTE 13 - CONTINGENCIES AND COMMITMENTS (CONTINUED)

     E.   Management Fees (Continued)

          (2) On June 16, 2002 the Company and a third party investor ("the investor") signed a management agreement, whereby the investor will invest up to 100 hours per month in working with the Company, in consideration for management fees at the amount of $4,000 per month till February 2005.

               a. Pursuant to the management agreement, under certain cash flow conditions, the payment of the monthly management fees will be deferred and bear interest computed at a rate of 5% per annum payable by the Company during the deferral period on a quarterly basis.

               b. Pursuant to the management agreement, the investor has the right to request the Company to exchange the deferred management, including accumulated interest thereon, for the Company's common shares at a price computed as 75% of the average closing market price of the Company's shares during the three months prior to the date of the exchange.

               c. The management agreement can be terminated with a 60 days written notice at the parties' mutual agreement.

                    As of December 31, 2004 the liability to the investor was $71,468 including interest. The Company paid the management fees for the last two months of the agreement in cash. The management fees accumulated till December 31, 2004 were paid on May 2, 2005 by the issuance of 452,174 common shares of the Company.

               d. Following the approval of the Company's institutions, as of December 31, 2005, the Company accrued an amount of $57,500 for the investor's services provided by him to the Company during the period from March 1, 2005 until December 31, 2005.

                                                            ORGANITECH USA, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FIANACIAL STATEMENTS
--------------------------------------------------------------------------------
IN U.S. DOLLARS

NOTE 13 - CONTINGENCIES AND COMMITMENTS (CONTINUED)

     F.   Sales commitments

          (1) In December 2002, OrganiTech Ltd. and two other third parties have completed the foundation of an Israeli joint venture corporation in the name A.T.A Jordan Valley Ltd. ("ATA"), each holding 33 1/3. On December 22, 2002 OrganiTech LTD and ATA signed an exclusive agency agreement that granted ATA the exclusive rights to sell OrganiTech's products in Israel . In December 2003, the joint venture partners signed an agreement whereby OrganiTech Ltd. will purchase all of ATA outstanding share capital at the price of 1 NIS (New Israeli shekel), such that following the execution of this agreement OrganiTech Ltd. will hold 100% of ATA outstanding share capital. The acquisition did not have any influence on the results of the Company for the years ended December 31, 2005 and 2004.

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

               As of December 31, 2005, OrganiTech Ltd. had accumulated costs which relate to this system installed at A.A.G Eilat Ltd. site at the amount of $83,409.

               The Company's management is of the opinion that the net realizable value of this system as of December 31, 2005 is $33,094, which is the amount of the advance received in connection with this inventory, and consequently wrote down an amount of $38,409 in 2004 and an amount of $11,906 in 2005.

          (2) In July 2000, the Company signed a memorandum of understanding ("MOU") with a Singaporean company ("Agronaut"), whereby the Company committed to sell two beta version GrowTECH platforms ("GrowTECH platforms") in consideration for $50,000 each. The Company received an advance of $100,000 for two GrowTECH platforms, which were delivered during June 2001. The parties agreed upon the followings:

               a. Experimental stage of the two GrowTECH platforms for six months commencing upon delivery.

               b. Agronaut will be released from its obligations under MOU, should the GrowTECH platforms show unsatisfactory production capabilities, as agreed upon between the parties.

               c. In the event that Agronaut is released from its obligation, the Company will refund $75,000 to Agronaut upon receiving of the two GrowTECH platforms.

                                                            ORGANITECH USA, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FIANACIAL STATEMENTS
--------------------------------------------------------------------------------
IN U.S. DOLLARS

NOTE 13 - CONTINGENCIES AND COMMITMENTS (CONTINUED)

     F.   Sales commitments (continued)

               The Company has not received the acceptance approval by Agronaut in respect of such two GrowTECH platforms. As of December 31, 2005 the $75,000 has been included in customers advances and amounts in excess of costs incurred on contracts in progress on the balance sheet.

NOTE 14 - SHARE CAPITAL

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

          This share issuance net of the cancelled shares mentioned in E above, reflects the issuance by the Company to its shareholders prior to the reverse acquisition

     H. On August 1, 2004, the Company and an investor agreed that the investor will invest $25,000 in the Company in consideration for 100,000 common shares, at a price of $0.25 per share. On May 2, 2005 the Company issued the shares.

     I. As of December 31, 2005, the Company had 23,032,642 common shares outstanding, not including 550,000 common shares that are being held in escrow pending the completion of a private placement transaction and 200,000 common shares that are being held by the Company. All these common shares are to be cancelled

                                                            ORGANITECH USA, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FIANACIAL STATEMENTS
--------------------------------------------------------------------------------
IN U.S. DOLLARS

NOTE 14 - SHARE CAPITAL (CONTINUED)

     J.   Treasury stock

          In October 2000, the Company issued 100,000 common shares to a consultant according to a consulting agreement. In September 2001, the Company accepted the 100,000 common shares of the Company from the consultant, the shares were cancelled and the consulting agreement was terminated at the parties' mutual agreement.

     K.   Private placement

          Pursuant to an investment agreement entered into with a third party ("Investor"), in June 2002 and a series of amendments to that agreement, including management fee agreement, the Investor has invested an aggregate of $1,042,229 in the Company and received an aggregate of 5,402,174 shares of the Company's common stock, constituting 23.45% of the Company's issued and outstanding share capital as of December 31, 2005. Additionally, the Investor also has an option to purchase 46,242 shares of the Company's common stock for an exercise price of $1.00 per share.

     L.   Equity Agreement

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

NOTE 14 - SHARE CAPITAL (CONTINUED)

     L.   Equity Agreement (Continued)

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

     M.   Service and consulting agreements for share issuance

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

          (4) On May, 2003 the Company issued 600,000 common shares to Agronaut in consideration for its marketing and distribution expenses of $600,000 of the Company's systems.

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

NOTE 14 - SHARE CAPITAL (CONTINUED)

     M.   Service and consulting agreements for share issuance (Continued)

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

          (7) On May 2, 2005, the Company issued 17,950 common shares to a supplier in consideration for materials that were supplied in the amount of $4,474.

     N.   Private Investment in Public Entity ("PIPE")

          (1) On February 20, 2005 (the "closing date"), the Company and several investors including and represented by Clal Investments Ltd., ("Clal") entered into an investment agreement whereby, the investors and Clal were entitled to purchase up to 4,000,000 shares of the Company's common stock (the "Investment Shares") for an aggregate purchase price of $1,000,000 and options to purchase shares of common stock of the Company.

               Such aggregated price included the conversion by Clal of the convertible promissory note into an equity investment in the Company (see note 11 B). Pursuant to the agreement, the Company agreed to issue to the investors and Clal, two types of options, proportionally to their effective investment: (i) Options type A ("A-1 Warrants") were for up to 2,000,000 shares of common stock exercisable for the longer of 360 days from the closing date or 3 months from the registration of the Investment Shares for an exercise price of $0.75; and (ii) Options type B ("A-2 Warrants") were for up to 2,000,000 shares of common stock exercisable for the longer of 540 days from the closing date or 3 months from the registration of the Investment Shares for an exercise price of $1.00 or, in the last 30 days of the life of the options, at a 10% discount from the average share price within the 30 days period prior to the date of the delivery notice.

          (2) Pursuant to the agreement, during February 2005, the Company received a total consideration of $550,000, for which, during March and May 2005, the Company issued Clal and the investors the following: 2,200,000 shares of the Company's common stock, A-1 Warrants to purchase 1,100,000 shares of the Company's common stock and A-2 Warrants to purchase 1,100,000 shares of the Company's common stock. On July 1, 2005 the Investors and Clal invested additional $50,000 in consideration for 200,000 common shares of the Company, issued on November 2005, A-1 Warrants to purchase a further 100,000 shares of the Company's common stock and A-2 Warrants to purchase a further 100,000 shares of the Company's common stock.

                                                            ORGANITECH USA, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FIANACIAL STATEMENTS
--------------------------------------------------------------------------------
IN U.S. DOLLARS

NOTE 14 - SHARE CAPITAL (CONTINUED)

     N.   Private Investment in Public Entity ("PIPE") (Continued)

               Under the agreement, the Company shall use its best efforts, as soon as practicable, but not later than 75 business days following the closing date (the "Registration Period"), to file a registration statement with the Securities and Exchange Commission, on Form SB-2 or such other applicable registration form available. Should the Company fail to file the registration statement within the Registration Period the Company will bear a fine equal to 1% of the consideration received under the PIPE agreement per month.

          (3) On January 31, 2006, Clal and the investors invested the remaining $400,000 for which they received an additional 1,600,000 shares of the Company's common stock, A-1 Warrants to purchase 800,000 shares of the Company's common stock and A-2 Warrants to purchase 800,000 shares of the Company's common stock.

          (4) On January 2, 2006, the Company's Board of Directors approved the increase of the financing under the PIPE agreement to 1.3M$ - 1.5M$ until February 1, 2006. Pursuant to the above approval and to an amendment to the investment agreement signed on January 31, 2006, Clal and the investors invested an additional $500,000 in consideration for 2,000,000 common shares at $0.25 per share, and additional options as follows: (i) A-1 Warrants for up to 1,000,000 shares of common stock for an exercise price of $0.75 and (ii) A-2 Warrants for up to 1,000,000 shares for common stock for an exercise price of $1.00 or, in the last 30 days of the options, at a 10% discount from the average share price within the 30 days period prior to the date of the delivery notice.

               The final exercise date for all A-1 Warrants under the original investment agreement was extended until the later of April 30, 2007 or 3 months from the registration of the Investment Shares and the final exercise date for all type A-2 Warrants under the original investment agreement was extended until the later of July 31, 2007 or 3 months from the registration of the Investment Shares.

               Under the amendment, the investors waived any claims that any of them, had, has or may have had at any time in the past until and including the date of the amendment, to receive compensation pursuant to the Company's failure to file the registration statement within the Registration Period.

               In addition, the amendment to the investment agreement stated that the Company shall use its best efforts, as soon as practicable, but not later than 75 business days following January 31, 2006 (the "Amended Registration Period"), to file a registration statement with the Securities and Exchange Commission, on Form SB-2 or such other applicable registration form available.

                                                            ORGANITECH USA, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FIANACIAL STATEMENTS
--------------------------------------------------------------------------------
IN U.S. DOLLARS

NOTE 14 - SHARE CAPITAL (CONTINUED)

     N.   Private Investment in Public Entity ("PIPE") (Continued)

               Should the Company fail to file the registration statement within the Amended Registration Period the Company will bear a fine equal to 1% of the total amount under the PIPE agreement ($1.5M) per month. As of December 31, 2005 the Company has recorded a provision in the amount of $40,000 in consideration for the accrued fine.

     O.   Options to Purchase Company Shares

          (1) On March 14, 2006 the Company and Clal entered into an agreement for the provision of past services provided by Clal to the Company in securing part of the PIPE agreement. Under the agreement, Clal is entitled to A-1 Warrants for the purchase of additional 180,000 shares of the Company's common shares (of which 82,500 warrants have previously been issued to Clal) and A-2 Warrants for the purchase of additional 180,000 shares of the Company's common shares (of which 82,500 warrants have previously been issued to Clal).

          (2) On November 16, 2004 the Company entered into a service agreement with a consultant where by the consultant will present the Company to potential investors and as part of the success-based consideration, the consultant will be entitled to purchase options for Company's common shares at certain conditions. Following the PIPE agreement the consultant is entitled to A-1 Warrants for the purchase of additional 27,500 shares of the Company's common shares and A-2 Warrants for the purchase of additional 27,500 shares of the Company's common shares under the same terms and conditions detailed in the PIPE agreement.

NOTE 15 - STOCK BASED COMPENSATION

     A. On December 23, 1999, OrganiTech Ltd. Board of Directors approved a stock compensation program with regard to one employee. The stock options granted under the program permits the employee to purchase 6,000 common shares at an exercise price of New Israeli Shekel 0.01 per share. The options vest ratably over a four-year period ending in March 2003, and will expire in January 2006. The Company and the employee agreed to convert the option to purchase 6,000 OrganiTech Ltd. common shares under this program, into options to purchase 463,236 common shares of the Company at an exercise price of $0.0001 per share. All options granted under this program were exercised in full into common shares of the Company at their vesting dates.

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

NOTE 15 - STOCK BASED COMPENSATION (CONTINUED)

     C. On May 31, 2005, the Board of Directors approved a Stock Option Plan ("SOP") for Company's executives, directors, key employees and service providers comprising options to purchase up to 1,622,000 common shares of the Company.

          The SOP provides that no option may be granted at an exercise price less than the fair market value of the common shares on the date of grant and no option can have a term in excess of ten years. Options which are canceled or forfeited before expiration become available for future grants.

          On December 29, 2005, the Company granted 1,230,000 options pursuant to the SOP and as of December 31, 2005, 392,000 options of the Company were still available for future grants. The fair value of options granted on that date was $0.22.

     D.   A summary of the status of the Company's employee stock option plans:

                                                                  PERIOD FROM INCEPTION
                                                                      (JULY 1, 1999)
                                  2005                2004       THROUGH DECEMBER 31, 2005
                           ------------------   ---------------    --------------------
                                       WEIGHTED          WEIGHTED               WEIGHTED
                                       AVERAGE  NUMBER   AVERAGE    NUMBER      AVERAGE
                           NUMBER OF   EXERCISE   OF     EXERCISE     OF        EXERCISE
                            OPTIONS    PRICE    OPTIONS  PRICE      OPTIONS     PRICE
                           ---------   ------   ------   ------    ---------    -------
Outstanding - beginning
of the year                   96,508   $    1   96,508   $    1            -          -
Granted                    1,230,000   $0.187        -        -    1,789,744    $ 0.182
Exercised                          -        -        -        -     (463,236)   $0.0001

Outstanding - end of the
year                       1,326,508   $0.246   96,508   $    1    1,326,508    $ 0.246
                           =========   ======   ======   ======   ==========    =======
Exercisable - ending of
the period                   461,508   $0.357   96,508   $    1      461,508    $ 0.357
                           =========   ======   ======   ======   ==========    =======

          Compensation expense amounting to $575, $(0) and $482,060 was recognized during the years ended December 31, 2005, December 31, 2004 and for the period from inception through December 31, 2005, respectively. All the compensation expenses were recorded based on SFAS No. 123 and SFAS No. 148 according to the modified prospective method. The expenses were recorded to General and Administration expenses.

                                                            ORGANITECH USA, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FIANACIAL STATEMENTS
--------------------------------------------------------------------------------
IN U.S. DOLLARS

NOTE 16 - FINANCING EXPENSES, NET

                                              PERIOD FROM
                                                INCEPTION
                                             (JULY 1, 1999)
                     YEAR ENDED DECEMBER 31,    THROUGH
                     ----------------------   DECEMBER 31,
                       2005          2004        2005
                     ---------    ---------    ---------

Financing income     $  17,976    $       -    $ 154,930
Financing expenses    (194,703)     (92,701)    (441,877)
                     ---------    ---------    ---------

                     $(176,727)   $ (92,701)   $(286,947)
                     =========    =========    =========

NOTE 17 - INCOME TAXES

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

          (1)  Taxation under inflationary conditions

               The Company is assessed under the Income Tax Law (inflationary adjustments, 1985), the purpose of which is to prevent taxation on inflationary profits.

          (2)  The Law for the Encouragement of Capital Investment, 1959

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

NOTE 17 - INCOME TAXES (CONTINUED)

     B.   Tax laws applicable to OrganiTech Ltd. In Israel (Continued)

               The entitlement to the above benefits under the Approved Enterprise is conditional upon OrganiTech Ltd's fulfilling the conditions stipulated by the law, regulations published there under and the instruments of approval for the specific investment in the Approved Enterprise. In the event of failure to comply with this condition, the benefits may be canceled and OrganiTech Ltd. may be required to refund the amount of the benefits previously received, in whole or in part, with the addition of linkage differences and interest. OrganiTech Ltd. has made efforts in meeting the condition mentioned above.

               As of December 31, 2005, OrganiTech Ltd. has invested in the Approved Enterprise only $290,678 in property and equipment out of required investment of $1,335,000. OrganiTech Ltd. had applied for an extension with regard to the completion of the original terms. On August 8, 2005 OrganiTech Ltd. was granted a final extension to complete its investments under the Approved Enterprise until no later then December 31, 2005.

               As OrganiTech Ltd. did not meet all the necessary requirements, it filed on December 18, 2005, a request to decrease the amount of required investments from $1,335,000 to $292,000. OrganiTech Ltd. did not receive yet any response regarding the above mentioned request. Management believes its request will be accepted, however, if denied, the entitlement to the above benefits under the Approved Enterprise status might be cancelled.

               On April 1, 2005, an amendment to the Israeli Investment Law came into effect ("Amendment No. 60"). In respect of expansion programs pursuant to Amendment No. 60 to the law, the benefit period commences in the later of the year elected by the Company or the first year in which the Company has taxable income, provided that 14 years have not elapsed from the beginning of the year of election.

               According to Amendment No. 60 a "Privileged track" will replace the current "Alternative track". If dividends are distributed out of tax exempt profits and according to Amendment No. 60, in case of liquidation, the Company will then become liable for tax at the rate applicable to its profits from the approved enterprise in the year in which the income was earned, as if it had not chosen the privileged track of benefits.

                                                            ORGANITECH USA, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FIANACIAL STATEMENTS
--------------------------------------------------------------------------------
IN U.S. DOLLARS

NOTE 17 - INCOME TAXES (CONTINUED)

     C.   Net operating loss carried forwards

          (1) At December 31, 2005, for U.S. income tax purposes the Company had approximately $1,962 thousands of net operating losses carry forward. Such net operating losses begin expiring in 2014.

          (2) At December 31, 2005, OrganiTech Ltd. had net operating loss carry forwards for Israeli tax purposes of approximately $5.7 million. The net operating loss carry forward are available to offset future taxable income, if any, for an indefinite period. OrganiTech Ltd. had accumulated capital losses carry forward of approximately $5,000 to be realized only from future capital gains.

     D.   Deferred tax assets

          Significant components of the Company's deferred tax assets are as follows:

                                       DECEMBER 31, 2005
                              -------------------------------------
                              CURRENT    NON-CURRENT        TOTAL
                              -------    -----------    -----------

 Provision for vacation pay   $ 5,110    $         -    $     5,110
 Tax loss carry forward             -      2,630,835      2,630,835
 Accrued severance pay              -         16,244         16,244
                              -------    -----------    -----------

 Total deferred tax assets      5,110      2,647,079      2,652,189
 Less - valuation allowance    (5,110)    (2,647,079)    (2,652,189)
                              -------    -----------    -----------

 Net deferred tax assets      $     -    $         -    $         -
                              =======    ===========    ===========

                                       DECEMBER 31, 2004
                              -------------------------------------
                              CURRENT    NON-CURRENT       TOTAL
                              -------    -----------    -----------

Provision for vacation pay    $ 7,212    $         -    $     7,212
Tax loss carry forward              -      2,418,967      2,418,967
Accrued severance pay               -         28,338         28,338
                              -------    -----------    -----------

Total deferred tax assets       7,212      2,447,305      2,454,517
Less - valuation allowance     (7,212)    (2,447,305)    (2,454,517)
                              -------    -----------    -----------

Net deferred tax assets       $     -    $         -    $         -
                              =======    ===========    ===========

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

NOTE 17 - INCOME TAXES (CONTINUED)

     E. The Company and OrganiTECH Ltd. have not been assessed for tax purposes since incorporation.

     F. On July 25, 2005, the Israeli government approved the Law for the Amendment of the Income Tax Ordinance (No. 147), 2005, which prescribes, among other provisions, a gradual decrease in the corporate tax rate in Israel to the following tax rates: in 2006 - 31%, in 2007 - 29%, in 2008 - 27%, in 2009 - 26% and in 2010 and
          thereafter - 25%.

NOTE 18 - TRANSACTION AND BALANCES WITH RELATED PARTIES

     The Company conducts transactions in the ordinary course of business with related parties.

     (1)  Balances with related parties are presented in:

                               DECEMBER 31,
                     -----------------------------
                          2005            2004
                     -------------   -------------

Current assets        (**) $60,033   (*) $   2,841
                     =============   =============

Current liability          $97,500       $ 212,935
                     =============   =============

Convertible loan           $     -       $  62,590
                     =============   =============

Customers advances         $     -       $  33,156
                     =============   =============

          (*) In 2004 $1,959 are linked to the Israeli CPI and bears annual interest of 4%.

          (**) Includes an amount of $55,570 from Gali which was repaid on March
               21, 2006.

     (2)  Transaction with related parties


                                                             PERIOD FROM
                                                           INCEPTION JULY
                                                              1,1999
                                    YEAR ENDED DECEMBER 31,   THROUGH
                                     ---------------------  DECEMBER 31,
                                       2005         2004        2005
                                     ---------   ---------   ----------

Compensation, payroll expenses
and related benefits                 $ 302,535   $ 275,152   $1,319,001
                                     =========   =========   ==========

Financing expenses                   $ 143,538   $  24,590   $  168,128
                                     =========   =========   ==========

Overhead expenses                    $       -   $       -   $   24,624
                                     =========   =========   ==========