Form 10QSB
period 2006-03-31
ORGANITECH USA INC
filed 2006-06-29
CIK 832810

STATES UNITED
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB


          (Mark One)

          [X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

                       For the period ended March 31, 2006

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

                               Yes [_]     No [X]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-KSB or any amendment to this Form 10-KSB. [_]

As of March 31, 2006, the issuer had 23,032,642 shares of its common stock outstanding, not including 750,000 shares of common stock that are held by the issuer.

               Transitional Small Business Format: Yes [_] No [X]

                              OrganiTECH USA, Inc.
                            Form 10-QSB Annual Report

                                TABLE OF CONTENTS

         Part I

Item 1   Financial Information
Item 2   Management Discussion and Analysis of Financial Condition
Item 3   Controls and Procedures

         Part II

Item 1   Legal Proceedings
Item 2   Unregistered Sales of Equity Securities and Use of Proceeds
Item 3   Defaults Upon Senior Securities
Item 4   Submissions of Matters to a Vote of Security Holders
Item 5   Other Information
Item 6   Exhibits

Signatures

                                     PART I

ITEM 1 FINANCIAL STATEMENT


                          (A DEVELOPMENT STAGE COMPANY)

                         CONDENSED CONSOLIDATED INTERIM
                              FINANCIAL STATEMENTS

                              AS OF MARCH 31, 2006
                                   (Unaudited)

                              OrganiTech USA, Inc.
                          (A Development Stage Company)
               Condensed Consolidated Interim Financial Statements
                              AS OF MARCH 31, 2006
                                   (Unaudited)




CONTENTS

                                                                         Page
                                                                      ----------


Condensed Consolidated Interim Balance Sheet                          F-3 - F-4

Condensed Consolidated Interim Statements of Operations                  F-5

Condensed Interim Statements of Shareholders` Deficiency              F-6 - F-8

Condensed Consolidated Interim Statements of Cash Flows               F-9 - F-10

Notes to Condensed Consolidated Interim Financial Statements         F-11 - F-23

                                                            ORGANITECH USA, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED INTERIM BALANCE SHEET
-------------------------------------------------------------------------------
IN U.S. DOLLARS


                                             March 31, 2006
                                               ----------
                                                Unaudited
                                               ----------

 ASSETS

Cash and cash equivalents                      $  683,944
Trade receivables                                   3,876
Other receivable and prepaid expenses             135,024
Related parties                                     5,109
Costs incurred on contracts in progress           116,100
                                               ----------

                                                  944,053
                                               ----------

Deposit in respect with long-term lease             2,345
Severance pay fund                                 62,650
Property and equipment, net                       170,793
                                               ----------

                                                  235,788
                                               ----------

                                               $1,179,841
                                               ==========

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS.

                                                            ORGANITECH USA, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED INTERIM BALANCE SHEET (CONT.)
--------------------------------------------------------------------------------
IN U.S. DOLLARS

LIABILITES AND SHAREHOLDERS' DEFICIENCY

                                                                       March 31, 2006
                                                                        -----------
                                                                         Unaudited
                                                                        -----------
Trade payables                                                          $   295,254
Other payables and accrued expenses                                         504,169
Related parties                                                              73,000
Customers advances in excess of costs incurred on contracts in
progress                                                                    999,030
                                                                        -----------

                                                                          1,871,453
                                                                        -----------

Accrued severance pay                                                       111,904
                                                                        -----------

Shareholders' deficiency

Common shares of $0.001 par value, authorized 80,000,000 shares,
issued - 23,782,642 shares, outstanding - 23,032,642 shares                  23,033
Receipts on account of shares                                               834,500
Additional paid in capital                                                6,963,956
Accumulated deficit during the development stage                         (8,625,005)
                                                                        -----------

Total shareholders' deficiency                                             (803,516)
                                                                        -----------

                                                                        $ 1,179,841
                                                                        ===========


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS.

                                                            ORGANITECH USA, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED INTERIM STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------
IN U.S. DOLLARS

                                                                 Three months ended             Period from inception
                                                                      March 31,                    (July 1, 1999)
                                                          ---------------------------------           Through
                                                              2006                 2005            March 31, 2006
                                                          ------------         ------------         ------------
                                                                      Unaudited                      Unaudited
                                                          ---------------------------------         ------------
Revenues                                                  $    434,407         $         -          $  2,493,528

Cost of revenues                                               461,621               16,354            2,559,851
                                                          ------------         ------------         ------------

Gross loss                                                     (27,214)             (16,354)             (66,323)
                                                          ------------         ------------         ------------

Research and development
expenses, net                                                   92,505                9,708            3,416,657

Selling and marketing expenses                                 272,019               79,118            1,840,320

General and administrative expenses                            200,731               85,465            3,011,142
                                                          ------------         ------------         ------------

Total operating expenses                                       565,255              174,291            8,268,119
                                                          ------------         ------------         ------------

Operating loss                                                (592,469)            (190,645)          (8,334,442)

Financing income (expenses), net                                46,692              (22,401)            (240,255)

Other expenses, net                                                  -                 (179)             (50,308)
                                                          ------------         ------------         ------------

Net loss                                                  $   (545,777)        $   (213,225)        $ (8,625,005)
                                                          ============         ============         ============

Basic and diluted net loss
per common share                                          $      (0.02)        $      (0.01)
                                                          ============         ============

Weighted average number of common shares
outstanding used in basic and diluted net loss per
share calculation                                           24,618,198           19,161,152
                                                          ============         ============

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS.

                                                            ORGANITECH USA, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)
CONDENSED INTERIM STATEMENTS OF SHAREHOLDERS' DEFICIENCY
--------------------------------------------------------------------------------
IN U.S. DOLLARS

                                                              PREFERRED SHARES                       COMMON SHARES
                                                         -----------------------------       -----------------------------
                                                         NUMBER OF          PREFERRED        NUMBER OF           COMMON
                                                         PREFERRED           SHARES         OUTSTANDING          SHARES
                                                           SHARES            CAPITAL        COMMON SHARES        CAPITAL
                                                         -----------       -----------       -----------       -----------
                                                        IN THOUSANDS                        IN THOUSANDS
                                                         -----------                         -----------
Balance as of July 1, 1999:                                        -       $         -                 -      $          -
Common shares ($0.00004) issued in July                            -                 -             4,790             4,790
Common shares ($0.03) issued in October                            -                 -               684               684
Common shares ($0.19) issued in October                            -                 -               489               489
Deferred stock-based compensation related to
employee option grants                                             -                 -                 -                 -
Amortization of deferred stock-based compensation                  -                 -                 -                 -
Net loss                                                           -                 -                 -                 -
                                                         -----------       -----------       -----------       -----------
Balance as of December 31, 1999                                    -                 -             5,963             5,963
Common shares ($0.08) issued in April                              -                 -               684               684
Preferred shares ($1.14) issued in June                          853             2,088                 -                 -
Amortization of deferred stock-based compensation                  -                 -                 -                 -
Net loss                                                           -                 -                 -                 -
                                                         -----------       -----------       -----------       -----------
Balance as of December 31, 2000                                  853             2,088             6,647             6,647
Common shares ($0.51) issued in January                         (853)           (2,088)            4,453             4,453
Amortization of deferred stock-based compensation                  -                 -                 -                 -
Treasury stock                                                     -                 -              (100)                -
Net loss                                                           -                 -                 -                 -
                                                         -----------       -----------       -----------       -----------
Balance as of December 31, 2001                                    -                 -            11,000            11,100
Common shares ($0.363) issued in October                           -                 -               275               275
Proceeds for future share issuance (1)                             -                 -                 -                 -
Amounts assigned to issuance of warrants to service
providers                                                          -                 -                 -                 -
Amortization of deferred stock-based compensation                  -                 -                 -                 -
Net loss                                                           -                 -                 -                 -
                                                         -----------       -----------       -----------       -----------
Balance as of December 31, 2002                                    -       $         -            11,275       $    11,375
                                                         -----------       -----------       -----------       -----------

                                                                                              DEFICIT            TOTAL
                                                         ADDITIONAL                         ACCUMULATED      SHARE HOLDERS'
                                                          PAID IN           DEFERRED         DURING THE          EQUITY
                                                         CAPITAL (1)       COMPENSATION   DEVELOPMENT STAGE   (DEFICIENCY)
                                                         -----------       -----------       -----------       -----------
Balance as of July 1, 1999:                              $         -        $        -       $         -       $         -
Common shares ($0.00004) issued in July                       (4,621)                -                 -               169
Common shares ($0.03) issued in October                       20,316                 -                 -            21,000
Common shares ($0.19) issued in October                       92,951                 -                 -            93,440
Deferred stock-based compensation related to
employee option grants                                       481,485          (481,485)                -                 -
Amortization of deferred stock-based compensation                  -            15,715                 -            15,715
Net loss                                                           -                 -           (80,680)          (80,680)
                                                         -----------       -----------       -----------       -----------
Balance as of December 31, 1999                              590,131          (465,770)          (80,680)           49,644
Common shares ($0.08) issued in April                         54,860                 -                 -            55,544
Preferred shares ($1.14) issued in June                      971,362                 -                 -           973,450
Amortization of deferred stock-based compensation                  -           299,598                 -           299,598
Net loss                                                           -                 -        (1,406,644)       (1,406,644)
                                                         -----------       -----------       -----------       -----------
Balance as of December 31, 2000                            1,616,353          (166,172)       (1,487,324)          (28,408)
Common shares ($0.51) issued in January                    2,263,149                 -                 -         2,265,514
Amortization of deferred stock-based compensation                  -           111,016                 -           111,016
Treasury stock                                                     -                 -                 -                 -
Net loss                                                           -                 -        (1,708,326)       (1,708,326)
                                                         -----------       -----------       -----------       -----------
Balance as of December 31, 2001                            3,879,502           (55,156)       (3,195,650)          639,796
Common shares ($0.363) issued in October                      99,725                 -                 -           100,000
Proceeds for future share issuance (1)                       134,884                 -                 -           134,884
Amounts assigned to issuance of warrants to service
providers                                                      2,116                 -                 -             2,116
Amortization of deferred stock-based compensation                  -            47,948                 -            47,948
Net loss                                                           -                 -          (967,905)         (967,905)
                                                         -----------       -----------       -----------       -----------
Balance as of December 31, 2002                          $ 4,116,227       $    (7,208)      $(4,163,555)      $   (43,161)
                                                         -----------       -----------       -----------       -----------

(1) Net of issuance expenses.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS.

                                                            ORGANITECH USA, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)
CONDENSED INTERIM STATEMENTS OF SHAREHOLDERS' DEFICIENCY (CONT.)
--------------------------------------------------------------------------------
IN U.S. DOLLARS

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

                                                                                  DEFICIT
                                                                                ACCUMULATED          TOTAL
                                                                 DEFERRED        DURING THE       SHAREHOLDERS'
                                                               COMPENSATION  DEVELOPMENT STAGE     DEFICIENCY
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

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS.

                                                            ORGANITECH USA, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)
CONDENSED INTERIM STATEMENTS OF SHAREHOLDERS' DEFICIENCY (CONT.)
--------------------------------------------------------------------------------
IN U.S. DOLLARS


                                                                              COMMON SHARES
                                                                -------------------------------------------
                                                                 NUMBER OF        COMMON         ADDITIONAL
                                                                OUTSTANDING       SHARES           PAID IN
                                                               COMMON SHARES     CAPITAL         CAPITAL (1)
                                                                -----------     -----------     -----------
                                                               IN THOUSANDS
                                                                -----------
Balance as of December 31, 2004                                      18,268     $    18,268     $ 5,788,889
Common shares to service provider ($0.15) issued in May                 452             452          71,016
Common shares to service provider ($0.15) issued in May                 653             653          98,309
Common shares ($0.25) issued in March, May and November               2,400           2,400         521,899
Common shares to consultant ($0.18) issued in May                        33              33           2,967
Compensation related to amortization of deferred marketing
and distribution costs                                                    -               -          41,250
Common shares to supplier issued in May                                  18              18           4,456
Common shares ($0.25) issued in May                                     100             100          24,900
Common shares to SH.A Gali issued in March in connection
with a grant of convertible loan                                        200             200            (200)
Common shares to SH.A Gali ($0.22) issued in November for a
convertible loan                                                        455             455          99,545
Penalty paid  to SH.A Gali in connection with convertible
loan ($0.22)                                                            454             454          99,546
Amortization of stock-based compensation                                  -               -             575
Net loss                                                                  -               -               -
                                                                -----------     -----------     -----------
Balance as of December 31, 2005                                      23,033          23,033       6,753,152

Proceeds for future share issuance (April 2006)                           -               -               -
Amortization of stock-based compensation                                  -               -         210,804
Net loss for the period                                                   -               -               -
                                                                -----------     -----------     -----------

Balance as of March 31, 2006 (unaudited)                             23,033     $    23,033     $ 6,963,956
                                                                ===========     ===========     ===========

                                                                                 DEFICIT
                                                                                ACCUMULATED          TOTAL
                                                                RECEIPT ON       DURING THE        SHAREHOLDERS'
                                                             ACCOUNT OF SHARES DEVELOPMENT STAGE   DEFICIENCY
                                                                -----------      -----------      -----------
Balance as of December 31, 2004                                 $    25,000      $(7,080,730)     $(1,248,573)
Common shares to service provider ($0.15) issued in May                   -                -           71,468
Common shares to service provider ($0.15) issued in May                   -                -           98,962
Common shares ($0.25) issued in March, May and November                   -                -          524,299
Common shares to consultant ($0.18) issued in May                         -                -            3,000
Compensation related to amortization of deferred marketing
and distribution costs                                                    -                -           41,250
Common shares to supplier issued in May                                   -                -            4,474
Common shares ($0.25) issued in May                                 (25,000)               -                -
Common shares to SH.A Gali issued in March in connection
with a grant of convertible loan                                          -                -                -
Common shares to SH.A Gali ($0.22) issued in November for a
convertible loan                                                          -                -          100,000
Penalty paid  to SH.A Gali in connection with convertible
loan ($0.22)                                                                                          100,000
Amortization of stock-based compensation                                  -                -              575
Net loss                                                                  -         (998,498)        (998,498)
                                                                -----------      -----------      -----------
Balance as of December 31, 2005                                           -       (8,079,228)      (1,303,043)

Proceeds for future share issuance (April 2006)                     834,500                -          834,500
Amortization of stock-based compensation                                  -                -          210,804
Net loss for the period                                                   -         (545,777)        (545,777)
                                                                -----------      -----------      -----------

Balance as of March 31, 2006 (unaudited)                        $   834,500      $(8,625,005)     $  (803,516)
                                                                ===========      ===========      ===========

(1) Net of issuance expenses.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS.

                                                            ORGANITECH USA, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------
IN U.S. DOLLARS


                                                                                                             Period from
                                                                               Three months                   inception
                                                                              Ended March 31,               (July 1, 1999)
                                                                      ------------------------------          through
                                                                         2006               2005           March 31, 2006
                                                                      -----------        -----------        -----------
                                                                                Unaudited                    Unaudited
                                                                      ------------------------------        -----------
Cash flows used in operating activities:

Net loss for the period                                               $  (545,777)       $  (213,225)       $(8,625,005)
                                                                      -----------        -----------        -----------

Adjustments to reconcile net loss to net cash used in operating activities :

Amortization of deferred stock-based compensation                         210,804                  -            692,864
Depreciation                                                                8,088              5,451            149,834
Impairment of inventories and base stock                                        -             11,906             55,275
Changes in accrued severance pay, net                                       1,478            (20,666)            49,254
Loss from disposal of property and equipment                                    -                179              3,388
Warrants granted to consultant                                                  -              3,000              8,116
Interest in respect of convertible loan                                         -              1,574                  -
Amortization of beneficial conversion feature related to
convertible loan                                                                -             11,000             44,000
Amortization of finance costs related to shares issued in
connection with a convertible loan                                              -             11,000             44,000
Adjustment of exchange rate changes                                             -                  -              3,617
Penalty paid  in connection with a convertible loan                             -                  -            100,000
Non-cash expenses paid in shares - Annex A                                      -             13,750          1,118,971

Changes in assets and liabilities :

Decrease (increase) in trade receivables                                   65,014                  -             (3,876)
Decrease (increase) in other receivables                                  129,721            (38,393)          (141,048)
Decrease (increase) in inventories                                        107,970           (253,611)          (730,776)
Increase (decrease) in trade payables                                    (378,530)           (30,887)           299,728
Increase (decrease)  in other payables and accrued expenses               (31,454)            38,449            549,456
Increase (decrease) in customers advances                                (157,148)            40,786          1,563,391
                                                                      -----------        -----------        -----------

                                                                          (44,057)          (206,462)         3,806,194
                                                                      -----------        -----------        -----------

Net cash used in operating activities                                    (589,834)          (419,687)        (4,818,811)
                                                                      -----------        -----------        -----------

Cash flows from investing activities :

Proceeds from disposal of property and equipment                                -              6,513             15,824
Purchase of property and equipment                                         (9,630)            (3,170)          (344,799)
                                                                      -----------        -----------        -----------

Net cash (used in) provided by investing activities                        (9,630)             3,343           (328,975)
                                                                      -----------        -----------        -----------

Cash flows from financing activities :

Increase (decrease) in short-term credit, net                                (166)            44,815                  -
Repayment of long-term loan from financial institution                          -             (4,478)                 -
Proceeds from issuance of convertible loans                                     -                  -            200,000
Proceeds from issuance of shares, net of issuance expenses and
receipts on account of shares                                             834,500            374,299          5,631,730
                                                                      -----------        -----------        -----------

Net cash provided by financing activities                             $   834,334        $   414,636        $ 5,831,730
                                                                      -----------        -----------        -----------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS.

                                                            ORGANITECH USA, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS (CONT.)
--------------------------------------------------------------------------------
IN U.S. DOLLARS

                                                                                                               Period from
                                                                                   Three months                 inception
                                                                                  Ended March 31,                (July 1,
                                                                         ------------------------------        1999)through
                                                                            2006               2005           March 31, 2006
                                                                         -----------        -----------        -----------
                                                                                   Unaudited                    Unaudited
                                                                         ------------------------------        -----------
Net cash used in operating activities                                    $  (589,834)       $  (419,687)       $(4,818,811)

Net cash (used in) provided by investing activities                           (9,630)             3,343           (328,975)

Net cash provided by financing activities                                    834,334            414,636          5,831,730
                                                                         -----------        -----------        -----------

Increase (decrease) in cash and cash equivalents                             234,870             (1,708)           683,944

Cash and cash equivalents at the beginning of the period                     449,074            112,798                  -
                                                                         -----------        -----------        -----------

Cash and cash equivalents at the end of the period                       $   683,944        $   111,090        $   683,944
                                                                         ===========        ===========        ===========

ANNEX A - SUPPLEMENTARY DISCLOSURE OF NON-CASH EXPENSES

During the reporting period, the Company issued shares and warrants in exchange for liabilities to shareholders, supplier and services rendered by third party as follows:

Management fees - see Note 5(B)                                          $         -        $         -        $   230,430
Marketing and distribution expenses - see Note 6(M)(2)                             -             13,750            110,000
Marketing and distribution expenses - see Note 6(M)(3)                             -                  -            155,875
Marketing and distribution expenses - see Note 6(M)(4)                             -                  -            600,000
Marketing and distribution expenses                                                -                  -             22,666
                                                                         -----------        -----------        -----------

                                                                         $         -        $    13,750        $ 1,118,971
                                                                         ===========        ===========        ===========

SUPPLEMENTARY DISCLOSURE OF NON-CASH
TRANSACTIONS

Management fees - see Note 5(B)                                          $         -        $         -        $   170,430
Issuance of shares in consideration for loan converted - see Note
4(B)                                                                               -            100,000            100,000
Convertible loan Sh.A.Gali l - see Note 4(A)                                       -                  -            100,000
Issuance of shares in consideration for materials - see Note
6(M)(7)                                                                            -                  -              4,474
                                                                         -----------        -----------        -----------

                                                                         $         -        $   100,000        $   374,904
                                                                         ===========        ===========        ===========

SUPPLEMENTARY CASH FLOW INFORMATION :

Interest paid                                                            $     2,570        $      (421)       $     2,085
                                                                         ===========        ===========        ===========

Income tax paid                                                          $       664        $       565        $    14,484
                                                                         ===========        ===========        ===========

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS.

                                                            ORGANITECH USA, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
IN U.S. DOLLARS

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

     B. The Company is devoting substantial efforts towards activities such as research and development of its products, financial planning and capital raising. In the course of such activities, the Company and its subsidiary have sustained operating losses. The Company and its subsidiary have not generated sufficient revenues and have not achieved gross profit, profitable operations or positive cash flows from operations. The Company's deficit accumulated during the development stage aggregated to $8,625,005 through March 31, 2006. There is no assurance that profitable operations, if ever achieved, could be sustained on a continuing basis.

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

     C. The accompanying unaudited interim consolidated financial statements have been prepared as of March 31, 2006, in accordance with United States generally accepted accounting principles relating to the preparation of financial statements for interim periods. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ended December 31, 2006.

                                                            ORGANITECH USA, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
IN U.S. DOLLARS

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

     The significant accounting policies followed in the preparation of these statements are identical to those applied in preparation of the latest annual financial statements, except for the adoption of FASB Statement No. 123 (revised 2004), "Share-Based Payments" ("Statement 123(R)") as follows:

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

     Effective January 1, 2006, the Company adopted the provisions of Statement 123(R), using the modified prospective method. The adoption of Statement 123(R) had an immaterial effect on the Company's financial position and results of operations.

     Compensation expense for stock options granted to employees since 2002 until and including 2006 under the Company's stock option plans has been determined based on the fair value at the date of grant, consistent with the method of SFAS No. 123, with the following weighted average assumptions:

     Three months ended March 31*                 2006
                                              -------------
     Divided yield                                 0%
     Expected volatility                          123%
     Risk-free interest rate                      4.6%
     Expected life                               6 years

     * No stock options were granted in the three months ended March 31, 2005.

     The Company's pro forma net loss for the period from inception through March 31, 2006 approximates the reported net loss for the related period.

                                                            ORGANITECH USA, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
IN U.S. DOLLARS

NOTE 3 - COST INCURRED ON CONTRACTS IN PROGRESS

                                                               MARCH 31,
                                                        -----------------------
                                                          2006           2005
                                                        --------       --------
                                                              Unaudited
                                                        -----------------------
Cost incurred on long-term contracts in progress        $564,361       $378,768
Raw materials                                            116,100              -
                                                        --------       --------
                                                         680,461        378,768
                                                        --------       --------
Less -
  Cost incurred on contracts in progress deducted
  from customer advances                                 564,361         96,588
                                                        --------       --------
                                                         116,100        282,180
                                                        --------       --------
 Less -
  Advances received from customers                             -        219,209
                                                        --------       --------

                                                        $116,100       $ 62,971
                                                        ========       ========

NOTE 4 - CONVERTIBLE LOANS

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

                                                            ORGANITECH USA, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
IN U.S. DOLLARS

NOTE 4 - CONVERTIBLE LOANS (CONTINUED)

     B.   Convertible loan issued to Clal Finance Underwriters Ltd. ("Clal")

          On December 21, 2004, the Company issued a convertible promissory Note to Clal with the principal amount of $100,000 bearing an annual interest at a rate equal to the prime rate of Bank of America, N.A as of the repayment date plus 5%. Clal had the option to convert the promissory Note into 400,000 common shares of the Company for which, fair market value approximates the amount of the Note on the issuance date. On March 2, 2005, Clal converted the promissory Note (See note
          6N).

          The Company accounted for this convertible loan according to EITF 00-27 "Application of Issue No. 98-5 to certain Convertible Instruments". No beneficial conversion feature was recorded as the effective conversion price of the convertible loan was equal to the fair market value of the common stock on the date of issuance, which was also the commitment date.


NOTE 5 - CONTINGENCIES

     A.   Legal claim

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

                                                            ORGANITECH USA, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
IN U.S. DOLLARS

NOTE 5 - CONTINGENCIES (CONTINUED)

     B.   Management Fees (Continued)

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

                                                            ORGANITECH USA, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
IN U.S. DOLLARS

NOTE 5 - CONTINGENCIES (CONTINUED)

     B.   Management Fees (Continued)

               Following the approval of the Company's institutions, as of December 31, 2005, the Company accrued an amount of $57,500 for the investor's services provided by him to the Company during the period from March 1, 2005 until December 31, 2005. As of March 31, 2006, the Company has yet to pay this amount.

NOTE 6 - SHARE CAPITAL

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

                                                            ORGANITECH USA, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
IN U.S. DOLLARS

NOTE 6 - SHARE CAPITAL (CONTINUED)

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

     I. As of March 31, 2006, the Company had 23,032,642 common shares outstanding, not including 550,000 common shares that are being held in escrow pending the completion of a private placement transaction and 200,000 common shares that are being held by the Company. All these common shares are to be cancelled.

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

                                                            ORGANITECH USA, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
IN U.S. DOLLARS

NOTE 6 - SHARE CAPITAL (CONTINUED)

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

          As of March 31, 2006, the Company has not yet executed the Equity
          Line.

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

                                                            ORGANITECH USA, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
IN U.S. DOLLARS

NOTE 6 - SHARE CAPITAL (CONTINUED)

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

                                                            ORGANITECH USA, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
IN U.S. DOLLARS

NOTE 6 - SHARE CAPITAL (CONTINUED)

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

               Such aggregated price included the conversion by Clal of the convertible promissory note into an equity investment in the Company (see note 4 B). Pursuant to the agreement, the Company agreed to issue to the investors and Clal, two types of options, proportionally to their effective investment: (i) Options type A ("A-1 Warrants") were for up to 2,000,000 shares of common stock exercisable for the longer of 360 days from the closing date or 3 months from the registration of the Investment Shares for an exercise price of $0.75; and (ii) Options type B ("A-2 Warrants") were for up to 2,000,000 shares of common stock exercisable for the longer of 540 days from the closing date or 3 months from the registration of the Investment Shares for an exercise price of $1.00 or, in the last 30 days of the life of the options, at a 10% discount from the average share price within the 30 days period prior to the date of the delivery notice.

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

          (3) On January 31, 2006, Clal and the investors invested the remaining $400,000 for which they received on April 2006 an additional 1,600,000 shares of the Company's common stock, A-1 Warrants to purchase 800,000 shares of the Company's common stock and A-2 Warrants to purchase 800,000 shares of the Company's common stock.

                                                            ORGANITECH USA, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
IN U.S. DOLLARS

NOTE 6 - SHARE CAPITAL (CONTINUED)

     N.   Private Investment in Public Entity ("PIPE") (Continued)

          (4) On January 2, 2006, the Company's Board of Directors approved the increase of the financing under the PIPE agreement to 1.3M$ - 1.5M$ until February 1, 2006. Pursuant to the above approval and to an amendment to the investment agreement signed on January 31, 2006, Clal and the investors invested an additional $500,000 for which they received on April 2006 2,000,000 common shares at $0.25 per share, and additional options as follows: (i) A-1 Warrants for up to 1,000,000 shares of common stock for an exercise price of $0.75 and (ii) A-2 Warrants for up to 1,000,000 shares for common stock for an exercise price of $1.00 or, in the last 30 days of the options, at a 10% discount from the average share price within the 30 days period prior to the date of the delivery notice. As of March 31, 2006 the Company received $450,000 and the remaining of $50,000 were received on April 2006.

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

               Should the Company fails to (i) file a registration statement covering the Investment Shares and Warrants, or (ii) respond to comments from the Security and Exchange Commission within the time periods set forth in the Investment Agreement, or (iii) maintain the registration statement covering the Investment Shares and Warrants, the Company will bear a fine equal to 1% of the total amount under the PIPE agreement ($1.5M) per month. The Company filed the requested Form SB-2 on May 12, 2006; therefore as of March 31, 2006 and has not recorded any provision in consideration concerning the fine.

                                                            ORGANITECH USA, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
IN U.S. DOLLARS

NOTE 6 - SHARE CAPITAL (CONTINUED)

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

NOTE 7 - STOCK BASED COMPENSATION

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

                                                            ORGANITECH USA, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
IN U.S. DOLLARS

NOTE 7 - STOCK BASED COMPENSATION (CONTINUED)

          On December 29, 2005, the Company granted 1,230,000 options pursuant to the SOP and as of December 31, 2005, 392,000 options of the Company were still available for future grants. The fair value of options granted on that date was $0.22.

          On February 19, 2006, the Board of Directors approved the increasing of the SOP in additional options to purchase up to additional 3,000,000 common shares of the Company ("Extension").

          On January 2, 2006 and February 19, 2006 the Company granted to the new CEO and CFO of the Company 1,500,000 and 250,000 options, respectively, pursuant to the SOP and in accordance with its Extension. The weighted average fair value of options granted on that date was $0.21. As of March 31, 2006, 1,642,000 options of the Company were still available for future grants.

          Options vest over a period of zero to four years from the date of grant and expire no longer than ten years of grant.

     D.   A summary of the status of the Company's employee stock option plans:

                                                                                                  PERIOD FROM INCEPTION
                                    THREE MONTHS ENDED           THREE MONTHS ENDED                 (JULY 1, 1999)
                                     MARCH 31, 2006                MARCH 31, 2005                THROUGH MARCH 31, 2006
                                 ---------------------         ---------------------             ----------------------
                                                WEIGHTED                      WEIGHTED                          WEIGHTED
                                                AVERAGE                       AVERAGE                            AVERAGE
                                NUMBER OF       EXERCISE      NUMBER OF       EXERCISE          NUMBER OF       EXERCISE
                                 OPTIONS         PRICE         OPTIONS         PRICE             OPTIONS          PRICE
                                 -------         -----         -------         -----             -------          -----
Outstanding - beginning
 of  the year                   1,326,508       $0.246           96,508       $        1                -              -


 Granted                        1,750,000       $0.207                -                -        3,539,744        $ 0.195

 Exercised                              -            -                -                -         (463,236)       $0.0001
 Outstanding - ending of
 the period                     3,076,508       $0.224           96,508       $        1        3,076,508        $ 0.224
                               ==========       ======       ==========       ==========       ==========        =======
Exercisable - ending of
the period                        899,008       $0.284           96,508       $        1          899,008        $ 0.284
                               ==========       ======       ==========       ==========       ==========        =======

          Compensation expense amounting to $210,804, $(0) and $692,864 was recognized during the three months ended March 31, 2006 and 2005 and for the period from inception through March 31, 2006, respectively. All the compensation expenses were recorded based on SFAS No. 123 and SFAS No. 148 according to the modified prospective method.

ITEM 2   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following management's discussion and analysis or plan of operation should be read in conjunction with our condensed interim unaudited consolidated financial statements for the period ended March 31, 2006 thereto contained elsewhere in this report and with our audited consolidated financial statements and notes for the year ended December 31, 2005.

This filing contains forward-looking statements. The words "anticipate," "believe," "expect, "plan," "intend," "seek," "estimate," "project," "will," "could," "may," and similar expressions are intended to identify forward-looking statements. These statements include, among others, information regarding future operations, future capital expenditures, and future net cash flow. Such statements reflect our management's current views with respect to future events and financial performance and involve risks and uncertainties, including, without limitation: (a) the timing of our sales could fluctuate and lead to performance delays; (b) without additional equity or debt financing we cannot carry out our business plan; (c) we operate internationally and are subject to currency fluctuations, which could cause us to incur losses even if our operations are profitable; (d) our research and development facilities are located in Israel and we have important facilities and resources located in Israel which could be negatively affected due to military or political tensions;
(e) certain of our officers and employees are required to serve in the Israel defense forces and this could force them to be absent from our business for extended periods; (f) the rate of inflation in Israel may negatively impact our costs if we exceeds the rate of devaluation of the NIS against the Dollar. Should one or more of these risks or uncertainties occur, or should underlying assumptions prove to be incorrect, actual results may vary materially and adversely from those anticipated, believed, estimated or otherwise indicated. These forward-looking statements speak only as of the date of this Report. Subject at all times to relevant federal and state securities law disclosure requirements, we expressly disclaim any obligation or undertaking to disseminate any update or revisions to any forward-looking statement contained herein to reflect any change in our expectations with regard thereto or any changes in events, conditions or circumstances on which any such statement is based. Consequently, all of the forward-looking statements made in this Report are qualified by these cautionary statements and there can be no assurance of the actual results or developments.

DESCRIPTION OF BUSINESS

We are a Delaware corporation, incorporated in 1981 (organized as a Colorado corporation on December 8, 1981, see further on in 'Corporate History') and leading in offerings a "Hydroponics Growing Factory". We design, develop, manufacture, market and support Hydroponics solutions and platforms for the Agriculture and Life-Science industries, enabling the growth of leafy vegetables in a highly economic, clean and automated surrounding, making optimal use of resources such as water, energy, labor and land.

Our core business is conducted primarily through our wholly-owned subsidiary, OrganiTECH Ltd. ("OrganiTECH Ltd."), a company organized under the laws of Israel. OrganiTECH Ltd. operates mainly in the Agriculture Industrialization arena. Since our formation in 1999, we have been developing, producing and marketing our proprietary technology. Our leading products are:

a) GT2500 - the Company's leading product - a fully automated , computerized controlled Hydroponics sustainable greenhouse designed to grow and harvest commercial quantities of hydroponics, pesticide free, green leaf vegetables while making optimal use of resources such as water, energy, labor and land.

b) GT2000 - a self-contained, portable, robotic, sustainable agricultural platform designed to automatically seed, transplant, grow and harvest commercial quantities of hydroponics, pesticide free, green leaf vegetables. It has yet to be matured and additional development work is still required before its full commercialization.

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

RAPIDLY GROWING DEMAND FOR CLEAN VEGETABLES WITH EXTENDED SHELF-LIFE

Lately we have identified a new trend of rapidly growing demand for 'high-end', ready to eat vegetables where customers are willing to pay more for cleaner, unnecessary to wash, longer shelf-life vegetables. By using our hydroponics technology, the cultivated vegetables do not require a wash process before packaging and are ready to eat; hence their shelf-life is dramatically increased. Moreover, given a longer shelf-life, distribution to remote areas is possible and new markets are available.

LOCALIZATION OF AGRICULTURAL PRODUCTION

The distribution costs for producers of leafy vegetables are relatively large as a result of the high space/weight ratio when transporting these products. As a result producers typically seek locations near to the point of sale, which will often be close to large conurbations where overhead costs, especially energy and labor, are very high. Consequently, significant reductions in the costs of energy and labor enable either local growers of leafy vegetables produce or importers of leafy vegetables produce to such locations, to situate in locations of their choice while simultaneously enabling them to compete with cheap imported products.

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

It is now understood that a move out from the soil-grown crops into a hydroponics production system could potentially solve many of the current residue problems, increase throughput and ultimately improve the longer-term economic outlook for the crop. This is where our growing system enters the equation offering growers novel, environmentally friendly growing units and methods.

OUR POTENTIAL CUSTOMERS

Based on the above, the Company's potential customers are principally farmers who wish to expand their operations or increase productivity, food industry companies seeking to expand their value chain by controlling the growth of leafy vegetables and new entrepreneurs seeking for new business.

OUR PRODUCTS

THE GROWTECH 2000TM

Our first product was the GrowTECH(TM)2000, a unique and patented, state of the art, hydroponics system. It is a low input/ high output, robotic, self-contained, portable, sustainable and controlled agricultural platform, utilizing advanced growth lighting systems, environmental control systems, revolutionary robotics, and management systems, all designed to fully automate the entire cultivation process (Seeding - Germination - Growing - Harvesting) of hydroponics, pesticide free, green leaf vegetables in a closed environment of a standard size container.

Designed for closed spaces where sunlight is not available and full artificial lightning is required for the cultivation process, the cost-efficiency of the GrowTECH(TM)2000 is generally determined by the cost of energy and can therefore vary significantly.

GrowTECH(TM)2000 has yet to be matured and additional development work is still required before our full commercialization. However, we believes that such a patented platform will provide a strong advantage over our competitors and enable us to increase research and development efforts for the integration of GrowTECH(TM)2000 technologies into new platforms and products.

THE GROWTECH 2500

Our leading product to date is the GrowTECH(TM)2500, an automated platform using GrowTECH(TM)2000 proprietary technology and know-how, and combining it within a greenhouse controlled environment. The GrowTECH(TM)2500 enables the growth of leafy vegetables in a highly economical clean and automated surrounding, making optimal use of resources such as water, energy, labor and land. By integrating OrganiTECH Ltd.'s hydroponics Rotating Field-System (RFS) technology in GrowTECH(TM)2500, vegetables (i.e. lettuce) float in Styrofoam trays on water tables, which serve as a nutritious solution and a means of transport through the growth process. By automating the seedling and harvesting process, the GrowTECH(TM)2500 enables utilizing the land to the maximum, and increasing produce about 5-6 times more than conventional greenhouse yields.

GrowTECH(TM)2500 enables year round, high yield production of pesticide free plants with extended shelf-life, while significantly reducing heating and labor costs per plant, the most serious cost-drivers in the greenhouse industry. Although already successfully commercially deployed, we intend to continuously invest in the advanced development of GrowTECH(TM)2500, adding and enhancing functionalities while adjusting it to new types of growing and usages. The GrowTECH(TM) 2500 system was first presented at the leading European exhibition for state of the art agriculture and horticulture "Hortifair" in Amsterdam, held in November 2003 and to date few GrowTECH(TM)2500 systems have been installed and are operating successfully in Europe and Israel.

BIO-TECH PLATFORMS

We are also developing our PhytoChamber(TM) product, a state of the art, two-chambered, cost-effective hydroponics growth platform designed to maximize and provide optimal growth conditions for certain plants to be used and utilized by the biotechnology industry and researchers.

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

PhytoChamber(TM) is based on our proprietary hydroponics know-how and GrowTECH technology. One PhytoChamber(TM) unit was sold to a German customer for research and development purposes, during year 2005. The product is in its early stage of development and an extensive additional development work is required before achieving commercial maturity.

COMPETITION

The agricultural equipment industry is highly competitive. Our technologies are subject to competition from either other agricultural equipment and/or technology providers or from other providers of hydroponics solutions, both which are very few in number worldwide. We face competition in the agricultural equipment industry from 4 types of technologies:

1. Classic soil-less systems which involve inert solid growing media and specialized irrigation systems, where water can be drained to waste (open systems) or re-circulated (closed system);

2. Hydroponics water bed systems - involve deep water beds and a growing system where water can be re-circulated.

3. Hydroponics Nutrient Film Technique ("NFT") systems - systems involving a shallow nutrient film running in narrow channels where the plant roots are located. The NFT systems are the most common hydroponics systems in the world. The technology was developed during the late 60's in England and was installed by private growers all over the modern world, mainly in the US, Western Europe and Australia - New Zealand.

4. Other conventional growing methods, either regular greenhouse based growing or soil based field growing.

Many of our potential competitors have substantially longer operating histories, larger installed client bases, greater name recognition, more experience and significantly greater financial, technical, marketing and other resources than we have.

We believe that a wide range of factors, such as productivity, reliability, price, as well as other unique performance characteristics of our technologies, succeed in differentiating it from its competitors and will be the principal competitive factor expected to affect future sales of our systems. Additionally, we believe that our intellectual property will provide us with a strong advantage over our competitors around the world in general and in the United States specifically, and will enable us to increase both sales and research and development efforts for the integration of the GrowTECH(TM) technologies into new platforms.

CRITICAL ACCOUNTING POLICIES AND USE OF ESTIMATES

The preparation of the condensed interim consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying consolidated financial statements and related footnotes. Actual results may differ from these estimates. To facilitate the understanding of the business activities, described below are certain of our accounting policies that are relatively more important to the portrayal of the financial condition and results of operations and that require management's subjective judgments. We base our judgments on our experience and various other assumptions that the management believes to be reasonable under the circumstances.

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

DEVELOPMENT STAGE COMPANY

Since our inception, we have devoted substantially most of our efforts to business planning, research and development, marketing, recruiting management and technical staff, acquiring assets and raising capital. In addition, we have not generated significant revenues. Accordingly, we are considered to be in the development stage, as defined in Statement of Financial Accounting Standards No. 7, "Accounting and reporting by development Stage Enterprises" ("SFAS No. 7")

REVENUE RECOGNITION

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

For projects signed during the year 2004 (and performed till and during the year
2005), which were our first projects, management used the completed-contract method as we could not expect to perform all of our contractual obligations and had not gained sufficient experience for estimating contract costs. For contracts signed in 2005 and thereafter, and after performing several projects and obtaining adequate experience, we started to adopt the percentage-of-completion method based on a zero profit margin, therefore equal amounts of revenues and cost, measured on the basis of performance during the period, are presented in the income statement.

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

We do not provide, in the normal course of business, a right of return to our customers. If uncertainties exist, such as the granting to the customer of right of cancellation if the product is not technically acceptable, revenue is recognized when the uncertainties are resolved.

In some cases, we grant customers with an evaluation period, usually several months, to evaluate the product prior to purchase. We do not recognize revenue from sales of products shipped to customers for evaluation until such products are actually purchased. Until purchased, these products are recorded as consignment inventory at the lower of cost or market.

For projects signed during year 2005 and thereafter, given the experience gathered during projects undertaken in 2004, management believes we possess sufficient technical, business and commercial experience to ensure and estimate, for a specific project, the percentage-of-completion.

Penalties applicable to performance of contracts are considered in estimating sales and profit rates and are recorded when there is sufficient information to assess anticipated contract performance.

We believe that the use of the percentage-of-completion method is appropriate since we have the ability to make reasonably dependable estimates of the extent of progress towards completion, contract revenues and contract costs. In addition, contracts executed include provisions that clearly specify the enforceable rights regarding services to be provided and received by the parties to the contracts, the consideration to be exchanged and the manner and terms of settlement. In all cases we expect to perform our contractual obligations, and our customers are expected to satisfy their obligations under the contract.

STOCK-BASED COMPENSATION

We apply SFAS No. 123 and Emerging Issues Task Force No. 96-18 "Accounting for Equity Instruments that are Issued to other than Employees for Acquiring, or in conjunction with selling, goods or services" ("EIFT 96-18"), with respect to options and warrants issued to non-employees. SFAS No. 123 requires the use of option valuation models to measure the fair value of the options and warrants at the date of grant.

CONTINGENCIES

We are, from time to time, subject to claims arising in the ordinary course of our business, including patent, product liability and other litigation. In determining whether liabilities should be recorded for pending litigation claims, we assess the allegations made and the likelihood that we will successfully defend the suit. When management believes that it is probable that we will not prevail in a particular matter, management then estimates the amount of the liability based in part on advice of outside legal counsel.

COMPARISON OF THE QUARTER ENDED MARCH 31, 2006 TO THE QUARTER ENDED MARCH 31,
2005

SUMMARY

                                    Period ended March 31,
                                    2006               2005
                                    ----               ----

Revenue                           $ 434,407         $       0

Net Loss                          $(545,777)        $(213,225)

Net Loss per Common Share         $   (0.02)        $   (0.01)

Dividends per Common Share        $       0         $       0


RESULTS OF OPERATIONS

REVENUE

In the three months ended March 31, 2006 our revenues were $434,407 compared to no revenues in the three months ended March 31, 2005. The revenues in 2006 derived from the new GrowTECH2500 large scale project in Russia which was signed in mid 2005 and was recognized based on the percentage-of-completion method.

We believe that in 2006 our revenues will derive from a limited number of customers and that a significant amount will be attributed to our project in Russia mentioned above.

COST OF REVENUE

Cost of revenue increased to $461,621 in the three months ended March 31, 2006 from $16,354 in the three months ended March 31, 2005. Cost of revenue for the three months ended March 31, 2006 consisted mainly of materials, labor and sub-contractors expenses that were related to the recognized revenues adopting the percentage-of-completion, based on a zero profit margin, therefore equal amounts of revenues and cost, measured on the basis of performance during the period, were presented in the income statement. Cost of revenue for the three months ended March 31, 2005 consisted mainly inventories write-off.

RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses increased 852% to $92,505 in the three months ended March 31, 2006 from $9,708 in the three months ended March 31, 2005. The increase was primarily due to increased payroll and related costs during the first three months ended March 31, 2006 and due to increased sub-contractors costs. As a percentage of revenue, our R&D expenses were 21% in the three months ended March 31, 2006. We expect to continue to incur research and development costs (which will be limited to our available financial resources), related to our continued GrowTECH2500 development and to a lesser extent, our continued development of GrowTECH2000 and other Bio-Tech product lines.

SALES AND MARKETING EXPENSES

Sales and marketing expenses increased 244% to $272,019 in the three months ended March 31, 2006 from $79,118 in the three months ended March 31, 2005. The increase in sales and marketing expenses is primarily attributable to increased payroll costs, amortization of deferred stock based compensation and to expenses related to demo-systems deployed in Europe and the USA. As a percentage of revenue, our sales and marketing expenses were 63% in the three months ended March 31, 2006. As of the date of the report, we maintain three demo sites for which the majority of the expense was already incurred, however, we expect to continue to incur increased other sales and marketing expenses (limited to our available financial resources), as we believe that the need for our products is worldwide and our sales volume is directly influenced by the sales and marketing efforts invested.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses increased 134% to $200,731 in the three months ended March 31, 2006 from $85,465 in the three months ended March 31, 2005. The increase in general and administrative expenses was primarily in payroll costs and amortization of deferred stock based compensation, the majority for which was related to the recruiting of new CEO and CFO, and in professional services. As a percentage of revenue, our general and administrative expenses were 46% in the three months ended March 31, 2006. We expect to maintain this level of general and administrative expenses, limited to our available financial resources.

FINANCIAL INCOME/EXPENSES

Financial income was $46,692 in the three months ended March 31, 2006 compare to an expense of $22,401 in the three months ended March 31, 2005.. During the first three months ended March 31, 2006 financial income consisted primarily of writing off of a provision recorded in year 2005 for a possible penalty related to an equity investment in our company (See note 6N. of the condensed interim unaudited consolidated financial statements for the period ended March 31,
2006). During the first three months ended March 31, 2005 financial expenses consisted primarily of expenses related to interest on convertible loan received from a related party

OPERATING LOSS AND NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS

As we started to adopt the percentage-of-completion method based on a zero profit margin, therefore equal amounts of revenues and cost, measured on the basis of performance during the period, are presented in the income statement, and for the reasons described above, our operating loss increased 136% to $592,469 in the three months ended March 31, 2006 from $190,645 in the three months ended March 31, 2005 and our net loss increased 126% to $545,777 in the three months ended March 31, 2006 from $213,225 in the three months ended March 31, 2005.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2006, we had cash and cash equivalents totaling $683,944 compared to compared to $449,074 as of December 31, 2005 and $111,090 as of March 31, 2005.

We entered into an equity line with Dutchesss Capital Management LLC signed on July 20, 2003, that we do not anticipate using. For more information on the equity line, see Note 14L of our year 2005 financial statements. We have no restricted cash or material capital commitments.

Since our inception in 1999, we have financed our operations through private sales of common shares and convertible loans, which have totaled $6.8 million (net of transaction expenses). We have used the proceeds of the sale of all securities for working capital and other general corporate purposes.

Until we are able to generate sufficient cash from operations, we intend to use our existing cash resources to finance our operations. Based on our monthly expenses, we do not have sufficient cash to satisfy our operational and development requirements over the next 12 months. Our consolidated financial statements for the fiscal year ended December 31, 2005 and for the three months ended March 31, 2006 include an explanatory paragraph which states that we have suffered recurring losses from operations and a negative cash flow from operating activities that raise substantial doubt about our ability to continue as a going concern.

For the three months ended March 31, 2006, we had $589,834 in cash used in operating activities compared with $419,687 for the three months ended March 31, 2005. The operating cash outflow for the three months ended March 31 2006 was primarily a result of our net loss of $545,777 and a decrease in trade payable, customer advances and other payable and accrued expenses of $378,530, $157,148 and $31,454, respectively. The cash outflow was partially offset by a decrease in other receivable, inventories and trade receivable of $129,721, $107,970 and $65,014. The operating cash outflow for the three months ended March 31 2005 was primarily a result of our net loss of $213,225 and an increase in inventories and other receivables of $253,611 and $38,393, respectively. The cash outflow was partially offset by an increase in customer advances of $40,786 and in other payables and accrued expenses of $38,449.

The net cash used in investment activities for the three months ended March 31, 2006 was $9,630 compared with $3,343 provided by investment activities for the three months ended March 31, 2005. The cash used in investment activities for the three months ended March 31, 2006 was a result of the purchase of capital equipment. The cash provided by investment activities for the three months ended March 31, 2005 was a result of $6,513 in proceeds from the disposal of property and equipment, off-set by $3,170 from the purchase of capital equipment.

Our net cash inflow from financing activities for the three months ended March 31, 2006 was $834,334 generated from the proceeds of the issuance of shares, net of fair value of warrants granted, with respect to the issuance of shares and net of issuance expenses. Our net cash inflow from financing activities for the three months ended March 31, 2005 was $414,636. During the three months ended March 31, 2005, we generated $374,299 from proceeds of the issuance of shares, net of fair value of warrants granted, with respect to the issuance of shares and net of issuance expenses and $44,815 from the increase in short term credit that was offset by $4,478 in repayment of a long term loan to a financial institution.

There were no long term loans, commitments or off-balance sheet guarantees as of March 31, 2006.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in future condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

ITEM 3 CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

An evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of our disclosure controls and procedures as of March 31, 2006. Disclosure controls and procedures are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Form 10-QSB, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

As of March 31, 2006, we did not have any material weaknesses in the effectiveness of our internal controls.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

Based on the material weakness in internal control over financial reporting during the year ended December 31, 2004 and for the purpose of improving our controls over the financial reporting process as was mentioned in our 10-KSB form for the year ended on December 31, 2004, we hired an Israeli Certified Public Accountant on June 1, 2005, who is currently assisting us with our financial reporting responsibilities. Additionally, we recruited a new Chief Financial Officer on February 1, 2006 and are in the process of enhancing our internal control processes in order to be able to comprehensively review the accounting and disclosure implications of our operations.

                           PART II - OTHER INFORMATION

ITEM 1 LEGAL PROCEEDING

We are, from time to time, subject to claims arising in the ordinary course of our business, including patent, product liability and other litigation. In determining whether liabilities should be recorded for pending litigation claims, we assesses the allegations made and the likelihood that we will successfully defend the suit. When management believes that it is probable that we will not prevail in a particular matter, management then estimates the amount of the liability based in part on advice of outside legal counsel.

To the knowledge of our company and OrganiTECH Ltd., at March 31, 2006, there was no material litigation pending or threatened against our company or OrganiTECH Ltd., or our respective officers and directors in their capacities as such, nor are there any material legal or administrative proceedings to which we, OrganiTECH Ltd. or our respective officers and directors, as such, are a party.

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

ITEM 2 UNRESGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the period covered by this Form 10-QSB, we or OrganiTECH Ltd. sold the following securities without registration under the Securities Act of 1933, as amended (the "Securities Act." (

- Pursuant to a PIPE investment agreement with Clal Finance Underwriters Ltd. ("Clal") dated February 20, 2005 and amended on January 31, 2006, we issued
     (i) 3,600,000 shares of our common stock to a group of investors in consideration for $900,000, together with (ii) 1,800,000 A-1 Warrants, and
     (iii) 1,800,000 A-2 Warrants.. The A-1 Warrants are exercisable until the later of April 30, 2007, or 3 months from the declaration of effectiveness of this registration statement for an exercise price of either (i) $0.75, or (ii) in the last 30 days of the term of the warrants, at a 10% discount from the average share price within the 30 day period prior to the date on which the warrant holder notified us of its intention to exercise the A-1 Warrant. The A-2 Warrants are exercisable until the later of July 31, 2007, or 3 months from the declaration of effectiveness of this registration statement, for an exercise price of either (i) $1.00, or, (ii) in the last 30 days of the term of the warrants, at a 10% discount from the average share price within the 30 day period prior to the date on which the warrant holder notified us of its intention to exercise the A-1 Warrant. We are currently in the process of registering all of the securities issued in connection with this transaction for re-sale.

We believe that the transactions described above were exempt from registration under Section 4(2) of the Securities Act because none of the investors was a "U.S. Person" as that term is defined in Rule 902(k) of Regulation S promulgated under the Securities Act, and each investor represented that it was not acquiring the securities for the account or benefit of any U.S. person. Additionally, the subject securities were sold to a limited group of persons, each of whom was believed to have been a sophisticated investor or to have had a preexisting business or personal relationship with us or OrganiTECH Ltd. or their respective management and to have been purchasing for investment with a view to further distribution.

ITEM 3 DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4 SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5      OTHER INFORMATION

CHANGES IN MANAGEMENT

On January 2, 2006, we appointed Ms. Rachel Ben-Nun to serve as our chief executive officer and on February 23, 2006, we appointed Mr. Yaron Shalem to serve as our chief financial officer. Mr. Lior Hessel, who was until that time the CEO and acting CFO, was appointed to serve as the Chairman of our board of Directors.

ITEM 6 EXHIBITS AND REPORTS ON FORM 8K

(a)  EXHIBITS

EXHIBIT No.    Description
-----------    -----------

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

(10) Incorporated by reference to exhibits filed with the Company's Form 10-KSB, filed with the Commission on March 30, 2006.

+    Filed herewith.

     (b) REPORTS ON FORM 8-K.

Our current reports on Form 8-K filed since January 1, 2006 are as follows:

         MONTH                             FILING DATES
         -----                             ------------

January 2006                          January 1, 2006
February 2006                         February 27, 2006 (three reports)
April 2006                            April 3, 2006


SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on June 29, 2006.


ORGANITECH USA, INC.

By: /s/ Lior Hessel
-------------------
Lior Hessel, Chairman of the Board of Directors


By: /s/Rachel Ben-Nun
---------------------
Rachel Ben-Nun, Chief Executive Officer


By: /s/ Yaron Shalem
--------------------
Yaron Shalem, Chief Financial Officer and Chief Accounting Officer

                              ORGANITECH USA, INC.