Form 10QSB
period 2005-03-31
ORGANITECH USA INC
filed 2006-07-24
CIK 832810

                                  STATES UNITED
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

          (Mark One)

          [X] Quarterly report pursuant to section 13 or 15(d) of the Securities
          Exchange Act of 1934
          For the period ended March 31, 2005

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

As of March 31, 2005, the issuer had 19,667,819 shares of its common stock outstanding, excluding 750,000 shares of common stock that are held by the issuer.

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

                              AS OF MARCH 31, 2005
                                   (Unaudited)

                              OrganiTech USA, Inc.
                          (A Development Stage Company)
               Condensed Consolidated Interim Financial Statements
                              AS OF MARCH 31, 2005
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

Condensed Consolidated Interim Balance Sheet                         F-3 - F-4

Condensed Consolidated Interim Statements of operations                 F-5

Condensed Interim Statements of Shareholders` Deficiency             F-6 - F-8

Condensed Consolidated Interim Statements of Cash Flows              F-9 - F-10

Notes to Condensed Consolidated Interim Financial Statements        F-11 - F-24

                                                            ORGANITECH USA, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED INTERIM BALANCE SHEET
--------------------------------------------------------------------------------
IN U.S. DOLLARS

                                                                March 31,
                                                                  2005
                                                                --------
                                                                Unaudited
                                                                --------

 ASSETS

Cash and cash equivalents                                       $111,090
Other receivable and prepaid expenses                             49,397
Related parties                                                    7,309
Costs incurred on contracts in progress, net of advances          62,971
                                                                --------

                                                                 230,767
                                                                --------

Severance pay fund                                                33,422
Property and equipment, net                                      127,554
                                                                --------

                                                                 160,976
                                                                --------

                                                                $391,743
                                                                ========

    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONDENSED CONSOLIDATED
                         INTERIM FINANCIAL STATEMENTS.

                                     F - 3

                                                            ORGANITECH USA, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED INTERIM BALANCE SHEETS (CONT.)
--------------------------------------------------------------------------------
IN U.S. DOLLARS

LIABILITES AND SHAREHOLDERS' DEFICIENCY

                                                                         March 31,
                                                                           2005
                                                                        -----------
                                                                         Unaudited
                                                                        -----------

Short-term bank credit and current maturity of
long-term loan                                                          $    56,569
Trade payables                                                              354,531
Other payables and accrued expenses                                         381,093
Related parties                                                             236,180
Customers advances in excess of costs incurred on contracts in
progress                                                                    138,412
Short - term loan                                                            15,822
Convertible loans                                                            86,164
                                                                        -----------

                                                                          1,268,771
                                                                        -----------

Accrued severance pay                                                        93,721
                                                                        -----------

Shareholders' deficiency

Common shares of $0.001 par value, authorized 80,000,000 shares,
issued - 20,417,819 shares, outstanding - 19,667,819 shares                  19,668
Receipts on account of shares                                               225,000
Additional paid in capital                                                6,078,538
Accumulated deficit during the development stage                         (7,293,955)
                                                                        -----------

Total shareholders' deficiency                                             (970,749)
                                                                        -----------

                                                                        $   391,743
                                                                        ===========

    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONDENSED CONSOLIDATED
                         INTERIM FINANCIAL STATEMENTS.

                                     F - 4

                                                            ORGANITECH USA, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED INTERIM STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------
IN U.S. DOLLARS

                                                                 Three months ended
                                                                     March 31,                  Period from inception
                                                          ----------------------------------        (July 1, 1999)
                                                                                  2004                 Through
                                                              2005             Restated (*)        March 31, 2005
                                                          ------------         ------------         ------------
                                                                     Unaudited                       Unaudited
                                                          ---------------------------------         ------------

Revenues                                                  $          -         $          -         $    409,419

Cost of revenues                                                16,354                    -              428,945
                                                          ------------         ------------         ------------

Gross loss                                                     (16,354)                   -              (19,526)
                                                          ------------         ------------         ------------

Research and development expenses, net                           9,708              123,219            3,182,015

Selling and marketing expenses                                  79,118               89,957            1,351,767

General and administrative expenses                             85,465              194,501            2,557,718
                                                          ------------         ------------         ------------

Total operating expenses                                       174,291              407,677            7,091,500
                                                          ------------         ------------         ------------

Operating loss                                                (190,645)            (407,677)          (7,111,026)

Financing expenses, net                                        (22,401)             (17,991)            (132,621)

Other expenses, net                                               (179)                   -              (50,308)
                                                          ------------         ------------         ------------

Net loss                                                  $   (213,225)        $   (425,668)        $ (7,293,955)
                                                          ============         ============         ============

Basic and diluted net loss
per common share                                          $      (0.01)        $      (0.02)
                                                          ============         ============

Weighted average number of common shares
outstanding used in basic and diluted net loss per
share calculation                                           19,161,152           17,956,821
                                                          ============         ============

(*) See Note 8

    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONDENSED CONSOLIDATED
                         INTERIM FINANCIAL STATEMENTS.

                                     F - 5

                                                            ORGANITECH USA, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)
CONDENSED INTERIM STATEMENTS OF SHAREHOLDERS' DEFICIENCY
--------------------------------------------------------------------------------
IN U.S. DOLLARS

                                                        PREFERRED SHARES   COMMON SHARES                                                                   DEFICIT
                                                           -----------      -----------                                                                   ACCUMULATED       TOTAL
                                                            NUMBER OF       PREFERRED        NUMBER OF         COMMON    ADDITIONAL                       DURING THE     SHARE HOLDERS'
                                                            PREFERRED         SHARES        OUTSTANDING        SHARES      PAID IN       DEFERRED         DEVELOPMENT      EQUITY
                                                             SHARES          CAPITAL       COMMON SHARES      CAPITAL     CAPITAL (1)   COMPENSATION        STAGE        (DEFICIENCY)
                                                           -----------      -----------     -----------    -----------    -----------    -----------      -----------     -----------
                                                          IN THOUSANDS                     IN THOUSANDS
                                                           -----------                      -----------

Balance as of July 1, 1999:                                          -      $         -               -     $        -    $         -    $         -      $         -     $         -
Common shares ($0.00004) issued in July                              -                -           4,790          4,790         (4,621)             -                -             169
Common shares ($0.03) issued in October                              -                -             684            684         20,316              -                -          21,000
Common shares ($0.19) issued in October                              -                -             489            489         92,951              -                -          93,440
Deferred stock-based compensation related to
employee option grants                                               -                -               -              -        481,485       (481,485)               -               -
Amortization of deferred stock-based compensation                    -                -               -              -              -         15,715                -          15,715
Net loss                                                             -                -               -              -              -              -          (80,680)        (80,680)
                                                           -----------      -----------     -----------    -----------    -----------    -----------      -----------     -----------
Balance as of December 31, 1999                                      -                -           5,963          5,963        590,131       (465,770)         (80,680)         49,644
Common shares ($0.08) issued in April                                -                -             684            684         54,860              -                -          55,544
Preferred shares ($1.14) issued in June                            853            2,088               -              -        971,362              -                -         973,450
Amortization of deferred stock-based compensation                    -                -               -              -              -        299,598                -         299,598
Net loss                                                             -                -               -              -              -              -       (1,406,644)     (1,406,644)
                                                           -----------      -----------     -----------    -----------    -----------    -----------      -----------     -----------
Balance as of December 31, 2000                                    853            2,088           6,647          6,647      1,616,353       (166,172)      (1,487,324)        (28,408)
Common shares ($0.51) issued in January                           (853)          (2,088)          4,453          4,453      2,263,149              -                -       2,265,514
Amortization of deferred stock-based compensation                    -                -               -              -              -        111,016                -         111,016
Treasury stock                                                       -                -            (100)             -              -              -                -               -
Net loss                                                             -                -               -              -              -              -       (1,708,326)     (1,708,326)
                                                           -----------      -----------     -----------    -----------    -----------    -----------      -----------     -----------
Balance as of December 31, 2001                                      -                -          11,000         11,100      3,879,502        (55,156)      (3,195,650)        639,796
Common shares ($0.363) issued in October                             -                -             275            275         99,725              -                -         100,000
Proceeds for future share issuance (1)                               -                -               -              -        134,884              -                -         134,884
Amounts assigned to issuance of warrants to service
providers                                                            -                -               -              -          2,116              -                -           2,116
Amortization of deferred stock-based compensation                    -                -               -              -              -         47,948                -          47,948
Net loss                                                             -                -               -              -              -              -         (967,905)       (967,905)
                                                           -----------      -----------     -----------    -----------    -----------    -----------      -----------     -----------
Balance as of December 31, 2002                                      -      $         -          11,275    $    11,375    $ 4,116,227    $    (7,208)     $(4,163,555)    $   (43,161)
                                                           -----------      -----------     -----------    -----------    -----------    -----------      -----------     -----------

(1) Net of issuance expenses.

    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONDENSED CONSOLIDATED
                         INTERIM FINANCIAL STATEMENTS.

                                     F - 6

                                                            ORGANITECH USA, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)
CONDENSED INTERIM STATEMENTS OF SHAREHOLDERS' DEFICIENCY (CONT.)
-------------------------------------------------------------------------------
IN U.S. DOLLARS

                                                                       COMMON SHARES
                                                                   --------------------------                                                   DEFICIT
                                                                   NUMBER OF       COMMON        ADDITIONAL    RECEIPT ON                      ACCUMULATED          TOTAL
                                                                   OUTSTANDING     SHARES         PAID IN       ACCOUNT OF     DEFERRED        DURING THE       SHAREHOLDERS'
                                                                  COMMON SHARES    CAPITAL       CAPITAL (1)      SHARES     COMPENSATION   DEVELOPMENT STAGE    DEFICIENCY
                                                                   -----------    -----------    -----------   -----------    -----------      -----------      -----------
                                                                  IN THOUSANDS
                                                                   -----------

Balance as of December 31, 2002                                         11,275    $    11,375    $ 4,116,227             -    $    (7,208)     $(4,163,555)     $   (43,161)
Common shares ($0.363) issued in May                                       344            344           (344)            -              -                -                -
Common shares ($0.18) issued in May ,June ,September
and November                                                             3,043          3,043        544,697             -              -                -          547,740
Common shares to service provider ($0.2) issued in
 November                                                                  550            550         13,200             -              -                -           13,750
Common shares to service provider ($0.3) issued in
 November                                                                  200            200         30,975             -              -                -           31,175
Options exercised in June                                                  188            188              -             -              -                -              188
Options exercised in November                                              463            463           (463)            -              -                -                -
Common shares to service provider ($1) issued in May                       600            600        599,400             -              -                -          600,000
Common shares to service providers ($0.25) issued in April                  48             48            (48)            -              -                -                -
Proceeds for future share issuance (January 2004)                            -              -              -       187,528              -                -          187,528
Amortization of deferred stock-based compensation                            -              -              -             -          7,208                -            7,208
Treasury stock                                                               -           (100)           100             -              -                -                -
Previous years issuance of common stock                                     37             37            (37)            -              -                -                -
Net loss                                                                     -              -              -             -              -       (1,612,516)      (1,612,516)
                                                                   -----------    -----------    -----------   -----------    -----------      -----------      -----------
Balance as of December 31, 2003                                         16,748         16,748      5,303,707       187,528              -       (5,776,071)        (268,088)
Common shares ($0.18) issued in January                                  1,100          1,100        196,902      (187,528)             -                -           10,474
Common shares to service provider ($0.3)
                                                                           320            320        124,380             -              -                -          124,700
 Compensation related to amortization of deferred marketing
and distribution costs                                                       -              -         55,000             -              -                -           55,000
Common shares to service provider ($0.18) issued in April                  100            100         17,900             -              -                            18,000
Proceeds for future share issuance (May 2005)                                -              -              -        25,000              -                -           25,000
Fair value of shares issued and beneficial conversion
feature
  related to convertible loan                                                -              -         88,000             -              -                -           88,000
Stock-based compensation related to warrants granted to
 Consultant                                                                  -              -          3,000             -                               -            3,000
Net loss                                                                     -              -              -                            -       (1,304,659)      (1,304,659)
                                                                   -----------    -----------    -----------   -----------    -----------      -----------      -----------
Balance as of December 31, 2004                                         18,268    $    18,268    $ 5,788,889   $    25,000    $         -      $(7,080,730)     $(1,248,573)
                                                                   -----------    -----------    -----------   -----------    -----------      -----------      -----------

(1) Net of issuance expenses.

    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONDENSED CONSOLIDATED
                         INTERIM FINANCIAL STATEMENTS.

                                     F - 7

                                                            ORGANITECH USA, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)
CONDENSED INTERIM STATEMENTS OF SHAREHOLDERS' DEFICIENCY (CONT.)
-------------------------------------------------------------------------------
IN U.S. DOLLARS

                                                                      COMMON SHARES                                                 DEFICIT
                                                                ----------------------------                                      ACCUMULATED
                                                                 NUMBER OF         COMMON         ADDITIONAL       RECEIPT ON      DURING THE            TOTAL
                                                                OUTSTANDING        SHARES           PAID IN        ACCOUNT OF      DEVELOPMENT       SHAREHOLDERS'
                                                               COMMON SHARES      CAPITAL         CAPITAL (1)        SHARES           STAGE           DEFICIENCY
                                                                -----------      -----------      -----------      -----------      -----------       -----------
                                                                IN THOUSANDS
                                                                -----------

Balance as of December 31, 2004                                      18,268      $    18,268      $ 5,788,889      $    25,000      $(7,080,730)      $(1,248,573)
Common shares ($0.25) issued in March                                 1,400            1,400          272,899                -                -           274,299
Proceeds for future share issuance (May 2005)                             -                -                           200,000                -           200,000
Stock-based compensation related to warrants granted to
consultant                                                                -                -            3,000                -                -             3,000
Compensation related to amortization of deferred marketing
and distribution costs                                                    -                -           13,750                -                -            13,750
Net loss for the period                                                   -                -                -                -         (213,225)         (213,225)
                                                                -----------      -----------      -----------      -----------      -----------       -----------

Balance as of March 31, 2005 (Unaudited)                             19,668      $    19,668      $ 6,078,538      $   225,000      $(7,293,955)      $  (970,749)
                                                                ===========      ===========      ===========      ===========      ===========       ===========

(1) Net of issuance expenses.

    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONDENSED CONSOLIDATED
                         INTERIM FINANCIAL STATEMENTS.

                                     F - 8

                                                            ORGANITECH USA, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------
IN U.S. DOLLARS

                                                                          Three months ended
                                                                               March 31,            Period from inception
                                                                     -----------------------------      (July 1, 1999)
                                                                                          2004             through
                                                                        2005            Restated        March 31, 2005
                                                                     -----------       -----------       -----------
                                                                               Unaudited                  Unaudited
                                                                     -----------------------------       -----------
Cash flows used in operating activities:

Net loss for the period                                              $  (213,225)      $  (425,668)      $(7,293,955)
                                                                     -----------       -----------       -----------

Adjustments to reconcile net loss to net cash used in operating activities :

Amortization of deferred stock-based compensation                              -                 -           481,485
Depreciation                                                               5,451             6,941           121,718
Impairment of inventories and base stock                                  11,906                 -            55,275
Changes in accrued severance pay, net                                    (20,666)            3,132            60,299
Loss (gain) from disposal of property and equipment                          179              (570)            3,388
Warrants granted to consultant                                             3,000                 -             8,116
Interest in respect of convertible loan                                    1,574                 -             4,497
Amortization of beneficial conversion feature related to
convertible loan                                                          11,000                 -            34,834
Amortization of finance costs related to shares issued in
connection with a convertible loan                                        11,000                 -            34,833
Adjustment of exchange rate changes                                            -             1,783             5,047
Issuance of shares in non-cash expenses  -Annex A                         13,750           103,979         1,091,471

Changes in assets and liabilities :

Decrease (increase) in other receivables                                 (38,393)           57,400           (56,706)
Increase in inventories                                                 (253,611)         (190,304)         (429,083)
Increase (decrease) in trade payables                                    (30,887)          127,250           354,531
Increase in other payables and accrued expenses                           38,449           128,523           434,952
Increase in customers advances                                            40,786            90,290           454,209
                                                                     -----------       -----------       -----------

Total adjustments                                                       (206,462)          328,424         2,658,866
                                                                     -----------       -----------       -----------

Net cash used in operating activities                                   (419,687)          (97,244)       (4,635,089)
                                                                     -----------       -----------       -----------

Cash flows from investing activities :

Decrease in short-term investments                                             -            16,842                 -
Proceeds from disposal of property and equipment                           6,513             9,311            15,824
Purchase of property and equipment                                        (3,170)             (431)         (273,444)
                                                                     -----------       -----------       -----------

Net cash provided by (used in) investing activities                        3,343            25,722          (257,620)
                                                                     -----------       -----------       -----------
Cash flows from financing activities :

Increase in short-term credit, net                                        44,815            26,870            47,773
Proceeds (repayment) of long-term loan from Financial
institution                                                               (4,478)          (12,238)            8,796
Proceeds from issuance of convertible loans                                    -                 -           200,000
Proceeds from issuance of shares, net of issuance expenses and
receipts on account of shares                                            374,299            10,474         4,747,230
                                                                     -----------       -----------       -----------

Net cash provided by financing activities                            $   414,636       $    25,106       $ 5,003,799
                                                                     -----------       -----------       -----------

    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONDENSED CONSOLIDATED
                         INTERIM FINANCIAL STATEMENTS.

                                     F - 9

                                                            ORGANITECH USA, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS (CONT.)
--------------------------------------------------------------------------------
IN U.S. DOLLARS

                                                                          Three months ended
                                                                               March 31,
                                                                    -----------------------------  Period from inception
                                                                                         2004      (July 1, 1999) through
                                                                       2005            Restated        March 31, 2005
                                                                    -----------       -----------       -----------
                                                                              Unaudited                  Unaudited
                                                                    -----------------------------       -----------

Net cash used in operating activities                               $  (419,687)      $   (97,244)      $(4,635,089)

Net cash provided by (used in) investing activities                       3,343            25,722          (257,620)

Net cash provided by financing activities                               414,636            25,106         5,003,799
                                                                    -----------       -----------       -----------

Increase (decrease) in cash and cash equivalents                         (1,708)          (46,416)          111,090

Cash and cash equivalents at beginning of the period                    112,798            46,747                 -
                                                                    -----------       -----------       -----------

Cash and cash equivalents at the end of the period                  $   111,090       $       331       $   111,090
                                                                    ===========       ===========       ===========

ANNEX A - SUPPLEMENTARY DISCLOSURE OF NON-CASH EXPENSES

During the reporting period, the Company issued shares and
warrants in exchange for liabilities to Shareholders, supplier and services rendered by third party as follows:

Management fees - see Note 5(B)                                     $         -       $    43,467       $   230,430
Marketing and distribution expenses - see Note 6(M)(2)                   13,750            13,750            82,500
Marketing and distribution expenses - see Note 6(M)(3)                        -            46,762           155,875
Marketing and distribution expenses - see Note 6(M)(4)                        -                 -           600,000
Marketing and distribution expenses                                           -                 -            22,666
                                                                    -----------       -----------       -----------

                                                                    $    13,750       $   103,979       $ 1,091,471
                                                                    ===========       ===========       ===========

SUPPLEMENTARY DISCLOSURE OF NON-CASH TRANSACTIONS

Issuance of shares in consideration for loan converted - see
Note 4(B)                                                           $   100,000       $         -       $   100,000
                                                                    ===========       ===========       ===========

SUPPLEMENTARY CASH FLOW INFORMATION :

Interest paid                                                       $       421       $     1,351       $       906
                                                                    ===========       ===========       ===========

Income tax paid                                                     $       565       $       668       $    14,385
                                                                    ===========       ===========       ===========

    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONDENSED CONSOLIDATED
                         INTERIM FINANCIAL STATEMENTS.

                                     F - 10

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

     B.   The Company is devoting substantial efforts towards activities such as research and development of its products, financial planning and capital raising. In the course of such activities, the Company has sustained operating losses. The Company has not generated sufficient revenues and has not achieved gross profit, profitable operations or positive cash flows from operations. The Company's deficit accumulated during the development stage aggregated to $7,290,455 through March
          31, 2005. There is no assurance that profitable operations, if ever achieved, could be sustained on a continuing basis.

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

     C.   The accompanying unaudited interim consolidated financial statements have been prepared as of September 30, 2005, in accordance with United
          States generally accepted accounting principles relating to the preparation of financial statements for interim periods. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months periods ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ended
          December 31, 2005.

                                     F - 11

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

     Compensation expense for stock options granted to employees since 2002 until and including 2006 under the Company's stock option plans has been determined based on the fair value at the date of grant, consistent with the method of SFAS No. 123.

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

     The Company's pro forma net loss for the period from inception through
     March 31, 2005 approximates the reported net loss for the related period.

                                     F - 12

                                                            ORGANITECH USA, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
IN U.S. DOLLARS

NOTE 3 - COST INCURRED ON CONTRACTS IN PROGRESS, NET OF ADVANCES

                                                       MARCH 31,
                                                         2005
                                                       --------
                                                       Unaudited
                                                       --------

Cost incurred on long-term contracts in progress       $378,768
                                                       --------

Less -
  Cost incurred on contracts in progress deducted
  from customer advances                                 96,588
                                                       --------
                                                        282,180
                                                       --------
 Less -
  Advances received from customers (*)                  219,209
                                                       --------

                                                       $ 62,971
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

NOTE 4 - CONVERTIBLE LOANS

     A.   Convertible loan issued to SH.A.Gali Ltd.

          On June 14, 2004, the Company signed a convertible loan agreement with
          SH.A.Gali Ltd. ("Gali"), a company under the control of a director, whereby Gali granted to the Company $100,000 in consideration for a convertible loan. It was agreed that in the event Gali chooses to convert the loan into an equity investment, the Company will issue
          Gali 454,545 common shares of the Company based on the loan amount and the conversion price of $0.22 per share which is the fair market value of the Company's common stock at the date of the agreement. If not converted, the loan should have been repaid in one installment following of 12 months from the granting date. The loan bears interest at Libor +3%, to be paid at maturity or upon conversion. According to the loan agreement the Company paid the incurred interest in the amount of $6,128 and issued to Gali 200,000 common shares of the
          Company in May 2005 as additional financing expenses. As the Company did not repay the loan on its due date, Gali was entitled to a penalty in the form of issuance of additional common stock of the Company equivalent to $100,000, computed based upon the fair market value of the Company's common stock at the date of the agreement, determined at
          $0.22 per share. On November, 2005, following the Company's failure to repay the loan on time, Gali was issued with 909,090 common shares.

                                     F - 13

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

                                     F - 14

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

                                     F - 15

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

               Following the approval of the Company's institutions, as of
               December 31, 2005, the Company accrued an amount of $57,500 for the investor's services provided by him to the Company during the period from March 1, 2005 until December 31, 2005. As of March
               30, 2005, the Company accrued an amount of $5,700 for such services.

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

                                     F - 16

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

     I.   As of March 31, 2005, the Company had 19,667,819 common shares outstanding, not including 550,000 common shares that are being held in escrow pending the completion of a private placement transaction and 200,000 common shares that are being held by the Company.

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

                                     F - 17

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

          As of March 31, 2005, the Company has not yet executed the Equity
          Line.

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

                                     F - 18

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

                                     F - 19

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
--------------------------------------------------------------------------------
IN U.S. DOLLARS

NOTE 6 - SHARE CAPITAL (CONTINUED)

     N.   Private Investment in Public Entity ("PIPE") (Continued)

          (2)  Pursuant to the agreement, during February 2005, the Company received a total consideration of $550,000, for which, during
               March and May 2005, the Company issued Clal and the investors the following: 2,200,000 shares of the Company's common stock, A-1
               Warrants to purchase 1,100,000 shares of the Company's common stock and A-2 Warrants to purchase 1,100,000 shares of the
               Company's common stock. On July 1, 2005 the Investors and Clal invested additional $50,000 in consideration for 200,000 shares of the Company's common stock, issued on November 2005, A-1
               Warrants to purchase a further 100,000 shares of the Company's common stock and A-2 Warrants to purchase a further 100,000 shares of the Company's common stock.

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

          (4)  On January 2, 2006, the Company's Board of Directors approved the increase of the financing under the PIPE agreement to 1.3M$ -
               1.5M$ until February 1, 2006. Pursuant to the above approval and to an amendment to the investment agreement signed on January 31,
               2006, Clal and the investors invested an additional $500,000 for which they received on April 2006 2,000,000 common shares at
               $0.25 per share, and additional options as follows: (i) A-1
               Warrants for up to 1,000,000 shares of common stock for an exercise price of $0.75 and (ii) A-2 Warrants for up to 1,000,000 shares of common stock for an exercise price of $1.00 or, in the last 30 days of the options, at a 10% discount from the average share price within the 30 days period prior to the date of the delivery notice.

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

                                     F - 20

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

               Should the Company fails to (i) file a registration statement covering the Investment Shares and Warrants, or (ii) respond to comments from the Security and Exchange Commission within the time periods set forth in the Investment Agreement, or (iii)
               maintain the registration statement covering the Investment
               Shares and Warrants effective, the Company will bear a fine equal to 1% of the total amount under the PIPE agreement ($1.5M) per month.

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

                                     F - 21

                                                            ORGANITECH USA, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
IN U.S. DOLLARS

NOTE 7 - STOCK BASED COMPENSATION

     A.   On December 23, 1999, OrganiTech Ltd. Board of Directors approved a stock compensation program with regard to one employee. The stock options granted under the program permits the employee to purchase
          6,000 of OrganiTech Ltd.'s shares at an exercise price of New Israeli
          Shekel 0.01 per share. The options vest ratably over a four-year period ending in March 2003, and will expire in January 2006. The
          Company and the employee agreed to convert the option to purchase
          6,000 OrganiTech Ltd.'s common shares under this program, into options to purchase 463,236 common shares of the Company at an exercise price of $0.0001 per share. All options granted under this program were exercised in full into common shares of the Company at their vesting dates.

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

     C.   On May 31, 2005, the Board of Directors approved a Stock Option Plan
          ("SOP") for Company's executives, directors, key employees and service providers comprising options to purchase up to 1,622,000 shares of the
          Company's common stock.

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

          On February 19, 2006, the Board of Directors approved the increasing of the SOP in additional options to purchase up to additional
          3,000,000 shares of the Company's common stock ("Extension").

          On January 2, 2006 and February 19, 2006 the Company granted to the new CEO and CFO of the Company 1,500,000 and 250,000 options, respectively, pursuant to the SOP and in accordance with its
          Extension. The weighted average fair value of options granted on that date was $0.21.

          Options vest over a period of zero to four years from the date of grant and expire no longer than ten years from grant date.

                                     F - 22

                                                            ORGANITECH USA, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
IN U.S. DOLLARS

NOTE 7 - STOCK BASED COMPENSATION (CONTINUED)

     D.   Compensation expenses amounting to $(0), $(0) and $481,485 were recognized during the three months ended March 31, 2005 and 2004 and for the period from inception through March 31, 2005, respectively.
          All the compensation expenses were recorded based on SFAS No. 123 and
          SFAS No. 148 according to the modified prospective method. The expenses were recorded to General and Administration expenses.

NOTE 8 - RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS

     The Company restated its condensed consolidated interim financial statements for the three months ended March 31, 2004 for the following reasons:

     A.   In these restated condensed consolidated interim financial statements the amount of General and administrative expenses was revised to reflect the write-off of prepaid tax payments for non-deductible expenses for tax purposes as it is not more-likely-than-not, that the
          Company will have taxable income.

     B.   In these restated condensed consolidated interim financial statements the amount of General and administrative expenses was revised to reflect net additional provisions for future expenses related to a legal claim and other service providers.

     C.   In these restated condensed consolidated interim financial statements the amount of Selling and marketing expenses was revised to reflect
          Selling and marketing expenses which were previously capitalized as contract costs.

     D.   With regards to Notes 5.B (1) & (2) concerning management fees paid to Mr. Simon Zenaty ("Simon") and to an Investor, the Company
          applies the guidance of SFAS No. 123 and Emerging Issues Task Force
          No. 96-18 "Accounting for Equity Instruments that are Issued to other than Employees for Acquiring, or in conjunction with selling, goods or services" ("EITF 96-18").

          In these restated condensed consolidated interim financial statements the amount of General and administrative expenses was revised to reflect the correct calculation of the management fees to Simon and the Investors, in accordance with SFAS No. 123, based on the fair value of the shares.

     E.   In these restated condensed consolidated interim financial statements the amount of Financing expenses, net was revised to reflect exchange rate differences on certain liabilities.

                                     F - 23

                                                            ORGANITECH USA, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
IN U.S. DOLLARS

NOTE 8 - RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

          The effect of the above changes on the Company's restated condensed consolidated interim financial statements is as follows:

                                                       Three months ended
                                                        March 31, 2004
                                               -------------------------------
                                                   2004              2004
                                                 As filed           Restated
                                               ------------       ------------
                                                          Unaudited
                                               -------------------------------

Revenues                                       $          -       $          -

Cost of revenues                                          -                  -
                                               ------------       ------------

Gross loss                                                -                  -

Research and development expenses, net               43,519            123,219

Selling and marketing expenses                       68,788             89,957

General and administrative expenses                 109,568            194,501
                                               ------------       ------------

Total operating expenses                            221,875            407,677

Operating loss                                     (221,875)          (407,677)

Financing expenses, net                             (12,951)           (17,991)

Other (expenses) income, net                              -                  -
                                               ------------       ------------

Net loss                                       $   (234,826)      $   (425,668)
                                               ============       ============

Basic and diluted net loss
Per common share                               $      (0.01)      $      (0.02)
                                               ============       ============

Weighted average number of common shares
outstanding used in basic and diluted net
loss per share calculation                       17,956,821         17,956,821
                                               ============       ============

                                     F - 24

ITEM 2   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following management's discussion and analysis or plan of operation should be read in conjunction with our condensed interim unaudited consolidated financial statements for the period ended March 31, 2005 thereto contained elsewhere in this report and with our audited consolidated financial statements and notes for the year ended December 31, 2004.

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

PhytoChamber(TM) is based on our proprietary hydroponics know-how and GrowTECH technology. One PhytoChamber(TM) unit was sold to a German customer for research and development purposes, in year 2005. The product is in its early stage of development and an extensive additional development work is required before achieving commercial maturity.

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

For projects signed during year 2005 and thereafter, given the experience gathered during projects undertaken in 2004, management believes we possess sufficient technical, business and commercial experience to ensure and estimate, for each specific project, the percentage-of-completion.

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

COMPARISON OF THE QUARTER ENDED MARCH 31, 2005 TO THE QUARTER ENDED MARCH 31,
2004

SUMMARY
                                   Period ended March 31,
                                   2005              2004*
                                   ----              -----

Revenue                          $       0        $       0

Net Loss                         $(213,225)       $(425,668)

Net Loss per Common Share        $   (0.01)       $   (0.02)

Dividends per Common Share       $       0        $       0

(*) Restated. See note 8 of the condensed consolidated interim financial statements

RESULTS OF OPERATIONS

REVENUE

We had no revenues during the three months ended March 31, 2005 and 2004 respectively.

COST OF REVENUE AND INVENTORY PROVISION

Cost of revenue and gross loss were $16,354 in the three months ended March 31,
2005 and zero in the three months ended March 31, 2004. Cost of revenue for the three months ended March 31, 2005 consisted mainly of writing off inventories and the decrease was due primarily to a decrease in our inventories.

RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses decreased 92% to $9,708 in the three months ended March 31, 2005 from $123,219 in the three months ended March 31, 2004. The decrease was primarily due to reduced payroll costs during the first three months ended March 31, 2005 and due to one time legal costs related to intellectual property rights recorded during the first three months ended March
31, 2004. We expect to continue to incur research and development costs (which will be limited to our available financial resources), related to our continued
GrowTECH2500 development and to a lesser extent, our continued development of
GrowTECH2000 and other Bio-Tech product lines.

SALES AND MARKETING EXPENSES

Sales and marketing expenses decreased 12% to $79,118 in the three months ended
March 31, 2005 from $89,957 in the three months ended March 31, 2004. The decrease in sales and marketing expenses is primarily attributable to increased payroll costs and to the payment of sales commissions in connection with our increased sales realized only during the first three months ended March 31,
2005, and is offset by expenses related to public relations incurred only during the first three months ended March 31, 2005. We expect to continue to incur increased sales and marketing expenses (limited to our available financial resources), as we believe that the need for our products is worldwide and our sales volume is directly influenced by the sales and marketing efforts invested.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses decreased 56% to $85,465 in the three months ended March 31, 2005 from $194,501 in the three months ended March 31, 2004. The decrease in general and administrative expenses was primarily in payroll costs and in professional services and management fees costs, that were offset mainly by tax payments in respect for non deductible expenses for tax purposes.

FINANCIAL INCOME/EXPENSES

Financial expenses increased 25% to $22,401 in the three months ended March 31,
2005 from $17,991 in the three months ended March 31, 2004. During the three months ended March 31, 2005 financial expenses consisted primarily of expenses related to a convertible loan received from a related party and fees paid to financial institutions.

OPERATING LOSS AND NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS

For the reasons described above, our operating loss decreased 53% to $190,645 in the three months ended March 31, 2005 from $407,677 in the three months ended
March 31, 2004 and our net loss decreased 50% to $213,225 in the three months ended March 31, 2005 from $425,668 in the three months ended March 31, 2004.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2005, we had cash and cash equivalents totaling $111,090 compared to $112,798 as of December 31, 2004.

We entered into an equity line with Dutchesss Capital Management LLC signed on
July 20, 2003, that we do not anticipate using. For more information on the equity line, see Note 15-K of our financial statements for the year ended
December 31, 2004, exhibited to our Annual Report on Form 10KSB for the year ended December 31, 2004, filed with the Securities and Exchange Commission on
March 29, 2006. We have no restricted cash or material capital commitments.

Since our inception in 1999, we have financed our operations through private sales of common shares and convertible loans, which have totaled $6.3 million
(net of transaction expenses). We have used the proceeds of the sale of our securities for working capital and other general corporate purposes.

Until we are able to generate sufficient cash from operations, we intend to use our existing cash resources to finance our operations. Based on our monthly expenses, we do not have sufficient cash to satisfy our operational and development requirements over the next 12 months. Our consolidated financial statements for the fiscal year ended December 31, 2004 and for the three months ended March 31, 2005 include an explanatory paragraph which states that we have suffered recurring losses from operations and a negative cash flow from operating activities that raise substantial doubt about our ability to continue as a going concern.

For the three months ended March 31, 2005, we used $419,687 for operating activities compared with $97,244 for the three months ended March 31, 2004. The operating cash outflow for the three months ended March 31, 2005 was primarily a result of our net loss of $213,225 and an increase in inventories and other receivables of $253,611 and $38,393, respectively. The cash outflow was partially offset by an increase in customer advances of $40,786 and in other payables and accrued expenses of $38,449.

The net cash provided by investment activities for the three months ended March
31, 2005 was $3,343 compared with $25,722 provided by investment activities for the three months ended March 31, 2004. The cash provided by investment activities for the three months ended March 31, 2005 was primarily a result of proceeds from the disposal of property and equipment, off-set by the purchase of capital equipment.

Our net cash inflow from financing activities for the three months ended March
31, 2005 was $414,636. During the three months ended March 31, 2005, we generated $374,299 from proceeds from the issuance of shares, net of issuance expenses and $44,815 from increase in short term credit that was offset by
$4,478 in repayment of a long term loan to a financial institution. Our net cash inflow from financing activities for the three months ended March 31, 2004 was
$25,106 primarily generated from an increase in short term credit of $26,870.

There were no long term loans, commitments or off-balance sheet guarantees as of
March 31, 2005.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in future condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

ITEM 3   CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

An evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial
Officer, of the effectiveness of our disclosure controls and procedures as of
March 31, 2005. Disclosure controls and procedures are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Form 10-QSB, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Based on this evaluation, our Chief Executive Officer and Chief Financial
Officer concluded that our disclosure controls and procedures are generally effective for gathering, analyzing and disclosing the information that we are required to disclose in the reports filed under the Securities Exchange Act of
1934. Such evaluation did not identify any change in the year ended December 31,
2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

As of March 31, 2005, we did not have any material weaknesses in the effectiveness of our internal controls.

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

With the exception of the material weaknesses noted in our 10-KSB form for the year ended on December 31, 2004, related to the financial reporting during the year ended December 31, 2004 that have materially affected, there were no other changes in our internal control over the financial reporting during the years ended December 31, 2004 and March 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

To the knowledge of our company and OrganiTECH Ltd., at March 31, 2005, there was no material litigation pending or threatened against our company or
OrganiTECH Ltd., or our respective officers and directors in their capacities as such, nor are there any material legal or administrative proceedings to which we, OrganiTECH Ltd. or our respective officers and directors, as such, are a party.

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

-    Pursuant to a PIPE investment agreement with Clal Finance Underwriters Ltd.
     ("Clal") dated February 20, 2005 and amended on January 31, 2006, we issued
     (i) 2,200,000 shares of our common stock to a group of investors in consideration for $550,000, together with (ii) 1,100,000 A-1 Warrants, and
     (iii) 1,100,000 A-2 Warrants. The A-1 Warrants are exercisable until the later of April 30, 2007, or 3 months from the declaration of effectiveness of this registration statement for an exercise price of either (i) $0.75, or (ii) in the last 30 days of the term of the warrants, at a 10% discount from the average share price within the 30 day period prior to the date on which the warrant holder notified us of its intention to exercise the A-1
     Warrant. The A-2 Warrants are exercisable until the later of July 31, 2007, or 3 months from the declaration of effectiveness of this registration statement, for an exercise price of either (i) $1.00, or, (ii) in the last
     30 days of the term of the warrants, at a 10% discount from the average share price within the 30 day period prior to the date on which the warrant holder notified us of its intention to exercise the A-1 Warrant. We are currently in the process of registering all of the securities issued in connection with this transaction for re-sale.

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

None.

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

+Filed herewith.

(b) REPORTS ON FORM 8-K.

Our current reports on Form 8-K filed since January 1, 2005 are as follows:

              MONTH                              FILING DATES
----------------------------------- -------------------------------------
February 2005                       February 24, 2005
----------------------------------- -------------------------------------
March 2005                          March 17, 2005
----------------------------------- -------------------------------------
April 2004                          April 21, 2005
----------------------------------- -------------------------------------
July 2005                           July 20, 2005
----------------------------------- -------------------------------------
December 2005                       December 15, 2005
----------------------------------- -------------------------------------
January 2006                        January 1, 2006
----------------------------------- -------------------------------------
February 2006                       February 27, 2006 (three reports)
----------------------------------- -------------------------------------
April 2006                          April 3, 2006
----------------------------------- -------------------------------------
July 2006                           July 3, 2006
----------------------------------- -------------------------------------

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on July 24, 2006.

ORGANITECH USA, INC.

By: /s/ Lior Hessel
---------------------
Lior Hessel, Chairman of the Board of Directors

By: /s/Rachel Ben-Nun
---------------------
Rachel Ben-Nun, Chief Executive Officer

By: /s/ Yaron Shalem
---------------------
Yaron Shalem, Chief Financial Officer and Principal Accounting Officer

