Form 10QSB
period 2005-06-30
ORGANITECH USA INC
filed 2006-07-24
CIK 832810

                                  STATES UNITED
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

          (Mark One)

          [X] Quarterly report pursuant to section 13 or 15(d) of the Securities
          Exchange Act of 1934

          For the period ended June 30, 2005.

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

As of June 30, 2005, the issuer had 21,923,552 shares of its common stock outstanding, excluding 750,000 shares of common stock that are held by the issuer.

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

                               AS OF JUNE 30, 2005
                                   (Unaudited)

                              OrganiTech USA, Inc.
                          (A Development Stage Company)
               Condensed Consolidated Interim Financial Statements
                               AS OF JUNE 30, 2005
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

                                                            ORGANITECH USA, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED INTERIM BALANCE SHEET
--------------------------------------------------------------------------------
IN U.S. DOLLARS

                                                                 June 30,
                                                                  2005
                                                                Unaudited
                                                                --------

 ASSETS

Cash and cash equivalents                                       $  2,635
Other receivable and prepaid expenses                             29,603
Related parties                                                    6,086
Costs incurred on contracts in progress, net of advances          22,909

                                                                  61,233
                                                                --------

Severance pay fund                                                40,272
Property and equipment, net                                      123,899
                                                                 164,171

                                                                $225,404
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

                                                            ORGANITECH USA, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED INTERIM BALANCE SHEET (CONT.)
--------------------------------------------------------------------------------
IN U.S. DOLLARS

LIABILITES AND SHAREHOLDERS' DEFICIENCY

                                                                        June 30,
                                                                         2005
                                                                      -----------
                                                                       Unaudited
                                                                      -----------

Short-term bank credit and current maturity of
long-term loan                                                        $    17,880
Trade payables                                                            332,945
Other payables and accrued expenses                                       364,895
Related parties                                                            87,100
Customers advances in excess of costs incurred on contracts in
progress                                                                  142,115

Convertible loans                                                           6,128
                                                                      -----------

                                                                          951,063
                                                                      -----------

Accrued severance pay                                                      95,695
                                                                      -----------

Shareholders' deficiency

Common shares of $0.001 par value, authorized 80,000,000
shares, issued - 22,673,552 shares, outstanding - 21,923,552
shares                                                                     21,924

Additional paid in capital                                              6,689,936
Accumulated deficit during the development stage                       (7,533,214)
                                                                      -----------

Total shareholders' deficiency                                           (821,354)
                                                                      -----------

                                                                      $   225,404
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

                                                            ORGANITECH USA, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED INTERIM STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------
IN U.S. DOLLARS

                                                        Six months                              Three month                     Period from
                                                      ended June 30,                           ended June 30,                    inception
                                            ---------------------------------         ---------------------------------       (July 1, 1999)
                                                                    2004                                      2004                through
                                               2005              Restated (*)            2005              Restated (*)        June 30, 2005
                                            ------------         ------------         ------------         ------------         ------------
                                                        Unaudited                                 Unaudited                       Unaudited
                                            ---------------------------------         ---------------------------------         ------------

Revenues                                    $          -         $          -         $          -         $          -         $    409,419

Cost of revenues                                   9,506               14,000               (6,848)              14,000              422,097
                                            ------------         ------------         ------------         ------------         ------------

Gross (loss) profit                               (9,506)             (14,000)               6,848              (14,000)             (12,678)
                                            ------------         ------------         ------------         ------------         ------------

Research and development expenses,
net                                               41,188              188,524               31,480               65,305            3,213,495

Selling and marketing expenses                   116,861              163,890               37,743               73,933            1,389,510

General and administrative expenses              166,225              291,006               80,760               96,505            2,638,478
                                            ------------         ------------         ------------         ------------         ------------

Total operating expenses                         324,274              643,420              149,983              235,743            7,241,483
                                            ------------         ------------         ------------         ------------         ------------

Operating loss                                  (333,780)            (657,420)            (143,135)            (249,743)          (7,254,161)

Financing (expenses) income, net                (118,525)             (13,953)             (96,124)               4,038             (228,745)

Other expenses, net                                 (179)                   -                    -                    -              (50,308)
                                            ------------         ------------         ------------         ------------         ------------

Net loss                                    $   (452,484)        $   (671,373)        $   (239,259)        $   (245,705)        $ (7,533,214)
                                            ============         ============         ============         ============         ============

Basic and diluted net loss
per common share                            $      (0.02)        $      (0.04)        $      (0.01)        $      (0.01)
                                            ============         ============         ============         ============

Weighted average number of common
shares outstanding used in basic and
diluted net loss per share
calculation                                   20,213,225           18,074,143           21,240,853           18,187,819
                                            ============         ============         ============         ============

(*) See Note 8.

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

                                                            ORGANITECH USA, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)
CONDENSED INTERIM STATEMENTS OF SHAREHOLDERS' DEFICIENCY
--------------------------------------------------------------------------------
IN U.S. DOLLARS

                                                           PREFERRED SHARES              COMMON SHARES                                          DEFICIT
                                                      --------------------------   --------------------------                                 ACCUMULATED       TOTAL
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
CONDENSED INTERIM STATEMENTS OF SHAREHOLDERS' DEFICIENCY (CONT.)
--------------------------------------------------------------------------------
IN U.S. DOLLARS

                                                                    COMMON SHARES
                                                              -------------------------                                                   DEFICIT
                                                                                                                                        ACCUMULATED
                                                               NUMBER OF      COMMON       ADDITIONAL     RECEIPT ON                    DURING THE       TOTAL
                                                              OUTSTANDING     SHARES        PAID IN       ACCOUNT OF       DEFERRED     DEVELOPMENT   SHAREHOLDERS'
                                                             COMMON SHARES    CAPITAL      CAPITAL (1)      SHARES       COMPENSATION      STAGE       DEFICIENCY
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

                                                            ORGANITECH USA, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)
CONDENSED INTERIM STATEMENTS OF SHAREHOLDERS' DEFICIENCY (CONT.)
--------------------------------------------------------------------------------
IN U.S. DOLLARS

                                                                    COMMON SHARES
                                                               ------------------------
                                                                                                                          DEFICIT
                                                                                                                        ACCUMULATED
                                                                NUMBER OF      COMMON      ADDITIONAL     RECEIPT ON     DURING THE       TOTAL
                                                               OUTSTANDING     SHARES       PAID IN       ACCOUNT OF     DEVELOPMENT   SHAREHOLDERS'
                                                              COMMON SHARES    CAPITAL     CAPITAL (1)      SHARES          STAGE       DEFICIENCY
                                                               -----------   -----------   -----------    -----------    -----------    -----------
                                                               IN THOUSANDS
                                                               -----------

Balance as of December 31, 2004                                     18,268   $    18,268   $ 5,788,889    $    25,000    $(7,080,730)   $(1,248,573)
Common shares to service provider ($0.15) issued in May                452           452        71,016              -              -         71,468
Common shares to service provider ($0.15) issued in May                653           653        98,309              -              -         98,962
Common shares ($0.25) issued in March and May                        2,200         2,200       472,099              -              -        474,299
Common shares to consultant ($0.18) issued in May                       33            33         2,967              -              -          3,000
Compensation related to amortization of deferred marketing
and distribution costs                                                   -             -        27,500              -              -         27,500
Common shares to Supplier issued in May                                 18            18         4,456              -              -          4,474
Common shares ($0.25) issued in May                                    100           100        24,900        (25,000)             -              -
SH.A Gali in connection with a grant of convertible loan                 -             -       100,000              -              -        100,000
Penalty due to SH.A Gali in connection with convertible loan             -             -       100,000              -              -        100,000
Common shares to SH.A Gali issued in May in connection with
a grant of convertible loan                                            200           200          (200)             -              -              -
Net loss for the period                                                  -             -             -              -       (452,484)      (452,484)
                                                               -----------   -----------   -----------    -----------    -----------    -----------

Balance as of June 30, 2005 (unaudited)                             21,924   $    21,924   $ 6,689,936    $         -    $(7,533,214)   $  (821,354)
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

                                                            ORGANITECH USA, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------
IN U.S. DOLLARS

                                                             Six months                  Three months           Period from
                                                           Ended June 30,               Ended June 30,           inception
                                                    --------------------------    --------------------------      (July 1,
                                                                      2004                          2004       1999) through
                                                       2005         Restated         2005         Restated     June 30, 2005
                                                    -----------    -----------    -----------    -----------    -----------
                                                            Unaudited                     Unaudited              Unaudited
                                                    --------------------------    --------------------------    -----------

Cash flows used in operating activities:

Net loss for the period                             $  (452,484)   $  (671,373)   $  (239,259)   $  (245,705)   $(7,533,214)
                                                    -----------    -----------    -----------    -----------    -----------

Adjustments to reconcile net loss to net cash
used in operating activities :
Amortization of deferred stock-based compensation             -              -              -              -        481,485
Depreciation                                             10,813         12,744          5,362          5,803        127,080
Impairment of inventories and base stock                 11,906              -              -              -         55,275
Changes in accrued severance pay, net                   (25,542)         8,326         (4,876)         5,194         55,423
Loss from disposal of property and equipment                179          3,209              -          3,779          3,388
Warrants granted to consultant                            3,000              -              -              -          8,116
Interest in respect of convertible loan                   3,205              -          1,631              -          6,128
Amortization of beneficial conversion feature
related to convertible loan                              20,166          1,834          9,166          1,834         44,000
Amortization of finance costs related to shares
issued in connection with a convertible loan             20,167          1,833          9,167          1,833         44,000
Penalty in connection with convertible loan             100,000              -        100,000              -        100,000
Adjustment of exchange rate changes                           -          1,642              -           (141)         5,047
Issuance of shares in non-cash expenses -
Annex A                                                  27,500        197,159         13,750         93,180      1,105,221

Changes in assets and liabilities :
Decrease (increase)  in other receivables               (17,376)        71,144         21,017         13,744        (35,689)
Increase in inventories                                (537,547)      (226,233)      (283,936)       (35,929)      (713,019)
Increase (decrease) in trade payables                   (47,999)        75,896        (17,112)       (51,354)       337,419
Increase (decrease) in other payables and
accrued expenses                                         27,779        129,094        (10,670)           571        424,282
Increase in customers advances                          368,487        249,360        327,701        159,070        781,910
                                                    -----------    -----------    -----------    -----------    -----------

Total adjustments                                       (35,262)       526,008        171,200        197,584      2,830,066
                                                    -----------    -----------    -----------    -----------    -----------

Net cash used in operating activities                  (487,746)      (145,365)       (68,059)       (48,121)    (4,703,148)
                                                    -----------    -----------    -----------    -----------    -----------

Cash flows from investing activities :
Decrease in short-term investments                            -         16,842              -              -              -
Proceeds from disposal of property and equipment          6,513          9,311              -              -         15,824
Purchase of property and equipment                       (4,877)        (9,197)        (1,707)        (8,766)      (275,151)
                                                    -----------    -----------    -----------    -----------    -----------

Net cash provided by (used in) investing
activities                                                1,636         16,956         (1,707)        (8,766)      (259,327)
                                                    -----------    -----------    -----------    -----------    -----------

Cash flows from financing activities :
Increase (decrease) in short-term credit, net            10,655        (19,245)       (34,160)       (46,115)        13,613
Proceeds (repayment) of long-term loan from
Financial institution                                    (9,007)       (15,592)        (4,529)        (3,354)         4,267
Proceeds from issuance of convertible loans                   -        100,000              -        100,000        200,000
Proceeds from issuance of shares, net of
issuance expenses and receipts on account of
shares                                                  374,299         28,472              -         17,998      4,747,230
                                                    -----------    -----------    -----------    -----------    -----------
Net cash provided by (used in) financing
activities                                          $   375,947    $    93,635    $   (38,689)   $    68,529    $ 4,965,110
                                                    -----------    -----------    -----------    -----------    -----------

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

                                                            ORGANITECH USA, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
IN U.S. DOLLARS

                                                           Six months                   Three months          Period from
                                                         Ended June 30,                Ended June 30,          inception
                                                   --------------------------    --------------------------     (July 1,
                                                                     2004                          2004       1999) through
                                                      2005         Restated        2005          Restated     June 30, 2005
                                                   -----------    -----------    -----------    -----------    -----------
                                                            Unaudited                     Unaudited             Unaudited
                                                   --------------------------    --------------------------    -----------

Net cash used in operating activities              $  (487,746)   $  (145,365)   $   (68,059)   $   (48,121)   $(4,703,148)

Net cash provided by (used in) investing
activities                                               1,636         16,956         (1,707)        (8,766)      (259,327)

Net cash provided by (used in) financing
activities                                             375,947         93,635        (38,689)        68,529      4,965,110
                                                   -----------    -----------    -----------    -----------    -----------

Increase (decrease) in cash and cash equivalents      (110,163)       (34,774)      (108,455)        11,642          2,635

Cash and cash equivalents at the beginning of
the period                                             112,798         46,747        111,090            331              -
                                                   -----------    -----------    -----------    -----------    -----------

Cash and cash equivalents at the end of the
period                                             $     2,635    $    11,973    $     2,635    $    11,973    $     2,635
                                                   ===========    ===========    ===========    ===========    ===========

ANNEX A - SUPPLEMENTARY DISCLOSURE OF NON-CASH
EXPENSES

During the reporting period, the Company issued
shares and warrants in exchange for liabilities
to Shareholders, supplier and services rendered
by third party as follows:

Management fees - see Note 5(B)                     $        -    $    76,134    $         -    $    32,667    $   230,430
Marketing and distribution expenses -
see Note 6(M)(2)                                        27,500         27,500         13,750         13,750         96,250
Marketing and distribution expenses -
see Note 6(M)(3)                                             -         93,525              -         46,763        155,875
Marketing and distribution expenses -
see Note 6(M)(4)                                             -              -              -              -        600,000
Marketing and distribution expenses                          -              -              -              -         22,666
                                                   -----------    -----------    -----------    -----------    -----------

                                                   $    27,500    $   197,159    $    13,750    $    93,180    $ 1,105,221
                                                   ===========    ===========    ===========    ===========    ===========

SUPPLEMENTARY DISCLOSURE OF NON-CASH
TRANSACTIONS

Management fees - see Note 5(B)                    $   170,430    $         -    $   170,430    $         -    $   170,430
Convertible loan Clal - see Note 4(B)                  100,000              -              -              -        100,000
Issuance of shares in consideration of loan
converted - see Note 4(A)                              100,000              -        100,000              -        100,000
Materials from supplier - see Note 6(M)7                 4,474              -          4,474              -          4,474
                                                   -----------    -----------    -----------    -----------    -----------

                                                   $   374,904    $         -    $   274,904    $         -    $   374,904
                                                   ===========    ===========    ===========    ===========    ===========

SUPPLEMENTARY CASH FLOW INFORMATION :

Interest paid                                      $       777    $     2,029    $       356    $       678    $     1,262
                                                   ===========    ===========    ===========    ===========    ===========

Income tax paid                                    $     1,240    $     1,328    $       675    $       660    $    15,060
                                                   ===========    ===========    ===========    ===========    ===========

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

     B.   The Company is devoting substantial efforts towards activities such as research and development of its products, financial planning and capital raising. In the course of such activities, the Company has sustained operating losses. The Company has not generated sufficient revenues and has not achieved gross profit, profitable operations or positive cash flows from operations. The Company's deficit accumulated during the development stage aggregated to $7,533,214 through June 30,
          2005. There is no assurance that profitable operations, if ever achieved, could be sustained on a continuing basis.

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

     C.   The accompanying unaudited interim consolidated financial statements have been prepared as of June 30, 2005, in accordance with United
          States generally accepted accounting principles relating to the preparation of financial statements for interim periods. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months periods ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ended December 31,
          2005.

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

     No stock options were granted in the three months ended June 30, 2005.

     The Company's pro forma net loss for the period from inception through June
     30, 2005 approximates the reported net loss for the related period.

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
NOTES TO CONDENSED UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
IN U.S. DOLLARS

NOTE 3 - COST INCURRED ON CONTRACTS IN PROGRESS, NET OF ADVANCES

                                                                       June 30,
                                                                         2005
                                                                       ---------
                                                                      Unaudited
                                                                      ----------
           Cost incurred on long-term contracts in progress           $ 662,704

           Less -

             Cost incurred on contracts in progress deducted
             from customer advances                                     339,795

           Less -                                                       322,909

             Advances received from customers (*)                       300,000
                                                                       ---------
                                                                       $ 22,909
                                                                       ---------

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

               Following the approval of the Company's institutions, as of
               December 31, 2005, the Company accrued an amount of $57,500 for the investor's services provided by him to the Company during the period from March 1, 2005 until December 31, 2005. As of June 30,
               2005, the Company accrued an amount of $22,800 for such services.

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

     I.   As of June 30, 2005, the Company had 21,923,552 common shares outstanding, not including 550,000 common shares that are being held in escrow pending the completion of a private placement transaction and 200,000 common shares that are being held by the Company.

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

          As of June 30, 2005, the Company has not yet executed the Equity Line.

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
               therefore as of June 30, 2005 the Company has recorded a
               provision in the amount of $4,100 in consideration for the accrued fine.

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

                                                            ORGANITECH USA, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
IN U.S. DOLLARS

NOTE 7 - STOCK BASED COMPENSATION

     A.   On December 23, 1999, OrganiTech Ltd. Board of Directors approved a stock compensation program with regard to one employee. The stock options granted under the program permits the employee to purchase
          6,000 OrganiTech Ltd.'s shares at an exercise price of New Israeli
          Shekel 0.01 per share. The options vest ratably over a four-year period ending in March 2003, and will expire in January 2006. The
          Company and the employee agreed to convert the option to purchase
          6,000 OrganiTech Ltd.'s common shares under this program, into options to purchase 463,236 common shares of the Company at an exercise price of $0.0001 per share. All options granted under this program were exercised in full into common shares of the Company at their vesting dates.

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

          On February 19, 2006, the Board of Directors approved the increasing of the SOP in additional options to purchase up to additional
          3,000,000 shares of the Company's common stock of ("Extension").

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
NOTES TO CONDENSED UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
IN U.S. DOLLARS

NOTE 7 - STOCK BASED COMPENSATION (CONTINUED)

     D.   Compensation expenses amounting to $(0), $(0) and $481,485 were recognized during the six months ended June 30, 2005 and 2004 and for the period from inception through June 30, 2005, respectively. All the compensation expenses were recorded based on SFAS No. 123 and SFAS No.
          148 according to the modified prospective method. The expenses were recorded to General and Administration expenses.

NOTE 8 - RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS

     The Company restated its condensed consolidated interim financial statements for the three and six months ended June 30, 2004, for the following reasons:

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

     C.   In these restated condensed consolidated interim financial statements the amount of Cost of revenues was revised to reflect the required provision for warranty in accordance with Company's policy.

     D.   In these restated condensed consolidated interim financial statements the amount of General and administrative expenses was revised to reflect the results of the disposal of certain equipment in the right period of the year 2004

     E.   In these restated condensed consolidated interim financial statements the amount of Selling and marketing expenses was revised to reflect
          Selling and marketing expenses which were previously capitalized as contract costs.

     F.   With regards to Notes 5.B (1) & (2) concerning management fees paid to Mr. Simon Zenaty ("Simon") and to an Investor, the Company
          applies the guidance of SFAS No. 123 and Emerging Issues Task Force
          No. 96-18 "Accounting for Equity Instruments that are Issued to other than Employees for Acquiring, or in conjunction with selling, goods or services" ("EITF 96-18").

          In these restated condensed consolidated interim financial statements the amount of General and administrative expenses was revised to reflect the correct calculation of the management fees to Simon and the Investors, in accordance with SFAS No. 123, based on the fair value of the shares.

     G.   With regards to Note 4.A concerning a convertible loan agreement signed with SH.A.Gali Ltd. ("Gali"), the Company did not previously account for this convertible loan according to Emerging Issues Task
          Force No. 00-27 - "Application of Issue No. 98-5 to certain
          Convertible Instruments" ("EITF 00-27"). In these restated condensed consolidated interim financial statements the amount of Financing
          (expenses) income, net was revised to reflect the amount of the amortization of the beneficial conversion feature and the finance costs related to the fair value shares issued , in accordance with
          EITF 00-27.

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
NOTES TO CONDENSED UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
IN U.S. DOLLARS

NOTE 8 - RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     H.   In these restated condensed consolidated interim financial statements the amount of Financing (expenses) income, net was revised to reflect exchange rate differences on certain liabilities.

     The effect of the above changes on the Company's restated condensed consolidated interim financial statements is as follows:

                                                 Six months                     Three month
                                               ended June 30,                  ended June 30,
                                       ----------------------------    ----------------------------
                                           2004            2004            2004            2004
                                         As filed        Restated        As filed        Restated
                                       ------------    ------------    ------------    ------------
                                                Unaudited                       Unaudited
                                       ----------------------------    ----------------------------

Revenues                               $          -    $          -    $          -    $          -

Cost of revenues                                  -          14,000               -          14,000
                                       ------------    ------------    ------------    ------------

Gross loss                                        -         (14,000)              -         (14,000)

Research and development expenses,
net                                          99,088         188,524          55,569          65,305

Selling and marketing expenses              128,332         163,890          59,544          73,933

General and administrative expenses         256,718         291,006         147,150          96,505
                                       ------------    ------------    ------------    ------------

Total operating expenses                    484,138         643,420         262,263         235,743

Operating loss                             (484,138)       (657,420)       (262,263)       (249,743)

Financing (expenses) income, net             (6,241)        (13,953)          6,710           4,038

Other expenses, net                          (3,971)              -          (3,971)              -
                                       ------------    ------------    ------------    ------------

Net loss                               $   (494,350)   $   (671,373)   $   (259,524)   $   (245,705)
                                       ============    ============    ============    ============

Basic and diluted net loss
per common share                       $      (0.03)   $      (0.04)   $      (0.01)   $      (0.01)
                                       ============    ============    ============    ============

Weighted average number of common
shares outstanding used in basic and
diluted net loss per share
calculation                              18,074,143      18,074,143      18,267,819      18,187,819
                                       ============    ============    ============    ============

                                     F - 24

ITEM 2   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following management's discussion and analysis or plan of operation should be read in conjunction with our condensed interim unaudited consolidated financial statements for the period ended June 30, 2005 thereto contained elsewhere in this report and with our audited consolidated financial statements and notes for the year ended December 31, 2004.

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

COMPARISON OF THE PERIOD ENDED JUNE 30, 2005 TO THE PERIOD ENDED JUNE 30, 2004

SUMMARY

                                 Six months ended June 30,         Three months ended June 30,
                                   2005             2004*            2005             2004*
                                 ---------        ---------        ---------        ---------

Revenue                          $       0        $       0        $       0        $       0

Net Loss                         $(452,484)       $(671,373)       $(239,259)       $(245,705)

Net Loss per Common Share        $   (0.02)       $   (0.04)       $   (0.01)       $   (0.01)

Dividends per Common Share       $       0        $       0        $       0        $       0

(*) Restated. See note 8 of the condensed consolidated interim financial statements

RESULTS OF OPERATIONS

REVENUE

We had no revenues during the first six months ended June 30, 2005 and 2004 respectively.

COST OF REVENUE AND INVENTORY PROVISION

Cost of revenue and gross loss decreased 32% to $9,506 in the six months ended
June 30, 2005 from $14,000 in the six months ended June 30, 2004. Cost of revenue for the six months ended June 30, 2005 consisted mainly of writing off inventories and the decrease was due primarily to a decrease in our inventories and to the reconciliation of a provision for a warranty in the six months ended
June 30, 2005.

In the three months ended June 30, 2005 we had gross profit of $6,848 resulted mainly from writing off provision for warranty. In the three months ended June
30, 2004 cost of revenue was $14,000 and consisted mainly provision for warranty.

RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses decreased 78% to $41,188 in the six months ended June 30, 2005 from $188,524 in the six months ended June 30, 2004. The decrease was primarily due to reduced payroll costs during the six months ended
June 30, 2005 and due to one time legal costs related to intellectual property rights recorded during the six months ended June 30, 2004.

In the three months ended June 30, 2005 research and development expenses decreased 52% to $31,480 from $65,305 in the three months ended June 30, 2004.
The decrease was primarily due to reduced payroll costs during the three months ended June 30, 2005.

We expect to continue to incur research and development costs (which will be limited to our available financial resources), related to our continued
GrowTECH2500 development and to a lesser extent, our continued development of
GrowTECH2000 and other Bio-Tech product lines.

SALES AND MARKETING EXPENSES

Sales and marketing expenses decreased 29% to $116,861 in the six months ended
June 30, 2005 from $163,890 in the six months ended June 30, 2004. The decrease in sales and marketing expenses is primarily attributable to a decrease in expenses related to public relations, and which is offset by increased payroll costs and by the payment of sales commissions in connection with our increased sales realized in subsequent periods during year 2005.

In the three months ended June 30, 2005 sales and marketing expenses decreased
49% to $37,743 from $73,933 in the three months ended June 30, 2004. The decrease is primarily attributable to a decrease in expenses related to public relations, and which is offset by increased payroll costs.

We expect to continue to incur increased sales and marketing expenses (limited to our available financial resources), as we believe that the need for our products is worldwide and our sales volume is directly influenced by the sales and marketing efforts invested.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses decreased 43% to $166,225 in the six months ended June 30, 2005 from $291,006 in the six months ended June 30, 2004. The decrease in general and administrative expenses was primarily in professional services, management fees and overhead costs, that were offset by increased payroll costs and by tax payments in respect for non deductible expenses for tax purposes.

In the three months ended June 30, 2005 general and administrative expenses decreased 16% to $80,760 from $96,505 in the three months ended June 30, 2004.
The decrease in general and administrative expenses was primarily in professional services, management fees and overhead costs that were offset mainly by increased payroll costs.

FINANCIAL INCOME/EXPENSES

Financial expenses increased 750% to $118,525 in the six months ended June 30,
2005 from $13,953 in the six months ended June 30, 2004. During the six months ended June 30, 2005 financial expenses consisted primarily of expenses related to a convertible loan received from a related party and provision for penalty related to the PIPE agreement (see Item 6 of our Annual Report on Form 10-K for the period ended December 31, 2004 - Material Agreements - Clal Investments
Ltd), offset by gains on foreign currency cash balances.

In the three months ended June 30, 2005 financial expenses were $96,124 and consisted primarily of expenses related to a convertible loan received from a related party that were offset by gains on foreign currency cash balances. This is compared to financial income in the three months ended June 30, 2004 of
$4,038 which consisted primarily of gains on foreign currency cash balances.

OPERATING LOSS AND NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS

For the reasons described above, our operating loss decreased 49% to $333,780 in the six months ended June 30, 2005 from $657,420 in the six months ended June
30, 2004 and our net loss decreased 33% to $452,484 in the six months ended June
30, 2005 from $671,373 in the six months ended June 30, 2004.

Our operating loss for the three months ended June 30, 2005 decreased 43% to
$143,135 from $249,743 in the three months ended June 30, 2004 and our net loss decreased 3% to $239,259 in the three months ended June 30, 2005 from $245,705 in the three months ended June 30, 2004.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2005, we had cash and cash equivalents totaling $2,635 compared to $112,798 as of December 31, 2004.

We entered into an equity line with Dutchesss Capital Management LLC signed on
July 20, 2003, that we do not anticipate using. For more information on the equity line, see Note 15-K of our financial statements for the year ended
December 31, 2004, exhibited to our Annual Report on Form 10KSB for the year ended December 31, 2004, filed with the Securities and Exchange Commission on
March 29, 2006.. We have no restricted cash or material capital commitments.

Since our inception in 1999, we have financed our operations through private sales of common shares and convertible loans, which have totaled $6.7 million
(net of transaction expenses). We have used the proceeds of the sale of all securities for working capital and other general corporate purposes.

Until we are able to generate sufficient cash from operations, we intend to use our existing cash resources to finance our operations. Based on our monthly expenses, we do not have sufficient cash to satisfy our operational and development requirements over the next 12 months. Our consolidated financial statements for the fiscal year ended December 31, 2004 and for the six months ended June 30, 2005 include an explanatory paragraph which states that we have suffered recurring losses from operations and a negative cash flow from operating activities that raise substantial doubt about our ability to continue as a going concern.

For the six months ended June 30, 2005, we used $487,746 for operating activities compared with $145,365 for the six months ended June 30, 2004. The operating cash outflow for the six months ended June 30, 2005 was primarily a result of our net loss of $452,484, an increase in inventories of $537,547 and a decrease in trade payables of $47,999. The operating cash outflow was partially offset by an increase in customer advances and in other payables and accrued expenses of $368,487 and $27,779, respectively.

The net cash provided by investment activities for the six months ended June 30,
2005 was $1,636 compared with $16,956 provided by investment activities for the six months ended June 30, 2004. The cash provided by investment activities for the six months ended June 30, 2005 was primarily a result of proceeds from the disposal of property and equipment, which was off-set by the purchase of capital equipment.

Our net cash inflow from financing activities for the six months ended June 30,
2005 was $375,947. During the six months ended June 30, 2005, we generated
$374,299 from proceeds from the issuance of shares, net of issuance expenses and
$10,655 from an increase in short term credit that was offset by $9,007 in repayment of a long term loan to a financial institution.

There were no long term loans, commitments or off-balance sheet guarantees as of
June 30, 2005.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in future condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

ITEM 3   CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

An evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial
Officer, of the effectiveness of our disclosure controls and procedures as of
June 30, 2005. Disclosure controls and procedures are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Form 10-QSB, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Based on this evaluation, our Chief Executive Officer and Chief Financial
Officer concluded that our disclosure controls and procedures are generally effective for gathering, analyzing and disclosing the information that we are required to disclose in the reports filed under the Securities Exchange Act of
1934. Such evaluation did not identify any change in the year ended December 31,
2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

With the exception of the material weaknesses noted in our 10-KSB form for the year ended on December 31, 2004, related to the financial reporting during the year ended December 31, 2004 that have materially affected, there were no other changes in our internal control over the financial reporting during the years ended December 31, 2004 and June 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

(i)  On May 2, 2005, pursuant to an investment agreement with Mr. Avner Labi entered into on August 1, 2004 the Company issued Mr. Labi, 100,000 shares of common stock at a price of $0.25 per share.

(ii) On May 2, 2005, pursuant to a securities purchase agreement with H.M.
     Shingut Ltd., entered into on December 12, 2004, the Company issued H.M.
     Shingut Ltd., 17,950 shares of common stock at a price of $0.25 per share.

(iii) On May 2, 2005, pursuant to a consulting agreement with Mr. Omri Rothman entered into on October 21, 2004; the Company issued 33,000 shares of common stock to Mr. Rothman.

(iv) On May 2, 2005, pursuant to a management fees consulting agreement with
     B.L.M. NV entered into on June 16, 2002 and terminated on February 28,
     2005, the Company issued 452,174 shares of common stock to B.L.M. NV.

(v)  On May 27, 2005, pursuant to a management fees consulting agreement with
     Mr. Shimon Zenaty entered into on July 1, 2003 and terminated on February
     28, 2005, the Company issued 652,609 shares of common stock to Mr. Shimon
     Zenati.

(vi) On May 2, 2005, pursuant to a loan agreement with Sh. A. Gali Ltd. entered into on June 14, 2004, the Company issued 200,000 shares of common stock to
     Sh. A. Gali Ltd.

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

ITEM 3   DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4   SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5   OTHER INFORMATION

None

ITEM 6   EXHIBITS AND REPORTS ON FORM 8K

(a)  EXHIBITS

EXHIBIT No.    Description
----------     -----------------------------------------------------------------
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

+ Filed herewith.

(b)  REPORTS ON FORM 8-K.

Our current reports on Form 8-K filed since April 1,, 2005 are as follows:

--------------------------------------- ----------------------------------------
               MONTH                               FILING DATES
--------------------------------------- ----------------------------------------
April 2005                              April 21, 2005
--------------------------------------- ----------------------------------------
July 2005                               July 20, 2005
--------------------------------------- ----------------------------------------
December 2005                           December 15, 2005
--------------------------------------- ----------------------------------------
January 2006                            January 1, 2006
--------------------------------------- ----------------------------------------
February 2006                           February 27, 2006 (three reports)
--------------------------------------- ----------------------------------------
April 2006                              April 3, 2006
--------------------------------------- ----------------------------------------
July 2006                               July 3, 2006
--------------------------------------- ----------------------------------------

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on July 24, 2006.

ORGANITECH USA, INC.

By: /s/ Lior Hessel
---------------------
Lior Hessel, Chairman of the Board of Directors

By: /s/Rachel Ben-Nun
---------------------
Rachel Ben-Nun, Chief Executive Officer

By: /s/ Yaron Shalem
---------------------
Yaron Shalem, Chief Financial Officer and Chief Accounting Officer

