Form 10QSB
period 2005-09-30
ORGANITECH USA INC
filed 2006-07-24
CIK 832810

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

          (Mark One)

          [X] Quarterly report pursuant to section 13 or 15(d) of the Securities
          Exchange Act of 1934
          For the period ended September 30, 2005.

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

As of September 30, 2005, the issuer had 21,923,552 shares of its common stock outstanding, excluding 750,000 shares of common stock that are held by the issuer.

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

                              ORGANITECH USA, INC.

                          (A DEVELOPMENT STAGE COMPANY)

                         CONDENSED CONSOLIDATED INTERIM
                              FINANCIAL STATEMENTS

                            AS OF SEPTEMBER 30, 2005
                                   (Unaudited)

                                     PART I

ITEM 1   FINANCIAL STATEMENT

                              OrganiTech USA, Inc.
                          (A Development Stage Company)
               Condensed Consolidated Interim Financial Statements
                            AS OF SEPTEMBER 30, 2005
                                   (Unaudited)

CONTENTS

                                                                         Page
                                                                       --------

Condensed Consolidated Interim Balance Sheet                          F-3 - F-4

Condensed Consolidated Interim Statements of operations                  F-5

Condensed Interim Statements of Shareholders` Deficiency              F-6 - F-8

Condensed Consolidated Interim Statements of Cash Flows               F-9 - F-10

Notes to Condensed Consolidated Interim Financial Statements         F-11 - F-25

                                                            ORGANITECH USA, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED INTERIM BALANCE SHEET
--------------------------------------------------------------------------------
IN U.S. DOLLARS

                                                             September 30,
                                                                2005
                                                              ----------
                                                              Unaudited
                                                              ----------

 ASSETS

Cash and cash equivalents                                     $  402,341
Trade receivables                                                  1,578
Other receivable and prepaid expenses                            465,507
Related parties                                                  105,539
Costs incurred on contracts in progress, net of advances          75,120
                                                              ----------

                                                               1,050,085
                                                              ----------

Severance pay fund                                                42,284
Property and equipment, net                                      171,786
                                                              ----------
                                                                 214,070
                                                              ----------

                                                              $1,264,155
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

                                                            ORGANITECH USA, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED INTERIM BALANCE SHEET (CONT.)
--------------------------------------------------------------------------------
IN U.S. DOLLARS

LIABILITES AND SHAREHOLDERS' DEFICIENCY

                                                                   September 30,
                                                                       2005
                                                                    -----------
                                                                     Unaudited
                                                                    -----------

Short-term bank credit                                              $    45,723
Trade payables                                                          918,124
Other payables and accrued expenses                                     316,819
Related parties                                                          61,250
Customers advances in excess of costs incurred on contracts in
progress                                                                797,897
                                                                    -----------

                                                                      2,139,813
                                                                    -----------

Accrued severance pay                                                   100,078
                                                                    -----------

Shareholders' deficiency

Common shares of $0.001 par value, authorized 80,000,000
shares, issued - 22,673,552 shares, outstanding - 21,923,552
shares                                                                   21,924
Receipts on account of shares                                            50,000
Additional paid in capital                                            6,703,686
Accumulated deficit during the development stage                     (7,751,346)
                                                                    -----------

Total shareholders' deficiency                                         (975,736)
                                                                    -----------

                                                                    $ 1,264,155
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

                                                            ORGANITECH USA, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED INTERIM STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------
IN U.S. DOLLARS

                                                   Nine months                            Three month                 Period from
                                               ended September 30,                    ended September 30,              inception
                                          -------------------------------       -------------------------------      (July 1, 1999)
                                                                 2004                                 2004              through
                                              2005            Restated (*)          2005           Restated (*)     September 30, 2005
                                          ------------       ------------       ------------       ------------       ------------
                                                    Unaudited                               Unaudited                   Unaudited
                                          -------------------------------       -------------------------------       ------------

Revenues                                  $    289,380       $          -       $    289,380       $          -       $    698,799

Cost of revenues                               323,211             14,000            313,705                  -            735,802
                                          ------------       ------------       ------------       ------------       ------------

Gross loss                                     (33,831)           (14,000)           (24,325)                 -            (37,003)
                                          ------------       ------------       ------------       ------------       ------------

Research and development expenses,
net                                            103,691            257,037             62,503             68,513          3,275,998

Selling and marketing expenses                 147,455            209,685             30,594             45,795          1,420,104

General and administrative expenses            252,828            424,461             86,603            133,455          2,725,081
                                          ------------       ------------       ------------       ------------       ------------

Total operating expenses                       503,974            891,183            179,700            247,763          7,421,183
                                          ------------       ------------       ------------       ------------       ------------

Operating loss                                (537,805)          (905,183)          (204,025)          (247,763)        (7,458,186)

Financing expenses, net                       (132,632)           (35,489)           (14,107)           (21,536)          (242,852)

Other expenses, net                               (179)                 -                  -                  -            (50,308)
                                          ------------       ------------       ------------       ------------       ------------

Net loss                                  $   (670,616)      $   (940,672)      $   (218,132)      $   (269,299)      $ (7,751,346)
                                          ============       ============       ============       ============       ============

Basic and diluted net loss
per common share                          $      (0.03)      $      (0.05)      $      (0.01)      $      (0.01)
                                          ============       ============       ============       ============

Weighted average number of common
shares outstanding used in basic and
diluted net loss per share
calculation                                 20,877,821         18,141,810         22,123,552         18,267,819
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

                                     F - 5

                                                            ORGANITECH USA, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)
CONDENSED INTERIM STATEMENTS OF SHAREHOLDERS' DEFICIENCY
----------------------------------------------------------------------------------------------------------------------
IN U.S. DOLLARS

                                                               PREFERRED SHARES                     COMMON SHARES
                                                         -----------------------------       -----------------------------                                            DEFICIT            TOTAL
                                                          NUMBER OF        PREFERRED         NUMBER OF           COMMON         ADDITIONAL                          ACCUMULATED     SHARE HOLDERS'
                                                          PREFERRED          SHARES         OUTSTANDING          SHARES          PAID IN          DEFERRED          DURING THE          EQUITY
                                                           SHARES           CAPITAL        COMMON SHARES         CAPITAL        CAPITAL (1)     COMPENSATION     DEVELOPMENT STAGE   (DEFICIENCY)
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
CONDENSED INTERIM STATEMENTS OF SHAREHOLDERS' DEFICIENCY (CONT.)
--------------------------------------------------------------------------------
IN U.S. DOLLARS

                                                                       COMMON SHARES
                                                                 ----------------------------                                                             DEFICIT
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
                                                                ------------

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
                                                                 ===========      ===========       ===========       ===========       ===========       ===========       ===========

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

                                                            ORGANITECH USA, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)
CONDENSED INTERIM STATEMENTS OF SHAREHOLDERS' DEFICIENCY (CONT.)
--------------------------------------------------------------------------------
IN U.S. DOLLARS

                                                                         COMMON SHARES
                                                                  ----------------------------                                           DEFICIT
                                                                   NUMBER OF        COMMON          ADDITIONAL        RECEIPT ON        ACCUMULATED          TOTAL
                                                                  OUTSTANDING       SHARES           PAID IN          ACCOUNT OF        DURING THE       SHAREHOLDERS'
                                                                 COMMON SHARES      CAPITAL         CAPITAL (1)         SHARES       DEVELOPMENT STAGE    DEFICIENCY
                                                                  -----------      -----------      -----------       -----------       -----------       -----------
                                                                 IN THOUSANDS
                                                                  ----------

Balance as of December 31, 2004                                        18,268      $    18,268      $ 5,788,889       $    25,000       $(7,080,730)      $(1,248,573)
Common shares to service provider ($0.15) issued in May                   452              452           71,016                 -                 -            71,468
Common shares to service provider ($0.15) issued in May                   653              653           98,309                 -                 -            98,962
Common shares ($0.25) issued in March and May                           2,200            2,200          472,099                 -                 -           474,299
Common shares to consultant ($0.18) issued in May                          33               33            2,967                 -                 -             3,000
Compensation related to amortization of deferred marketing
and distribution costs                                                      -                -           41,250                 -                 -            41,250
Common shares to Supplier issued in May                                    18               18            4,456                 -                 -             4,474
Common shares ($0.25) issued in May                                       100              100           24,900           (25,000)                -                 -
SH.A Gali in connection with a grant of convertible loan                    -                -          100,000                 -                 -           100,000
Penalty due to SH.A Gali in connection with convertible loan                -                -          100,000                 -                 -           100,000
Common shares to SH.A Gali issued in May in connection with
a grant of convertible loan                                               200              200             (200)                -                 -                 -
Proceeds for future share issuance (November 2005)                          -                -                -            50,000                 -            50,000
Net loss for the period                                                     -                -                -                 -          (670,616)         (670,616)
                                                                  -----------      -----------      -----------       -----------       -----------       -----------

Balance as of September 30, 2005 (Unaudited)                           21,924      $    21,924      $ 6,703,686       $    50,000       $(7,751,346)      $  (975,736)
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

                                                            ORGANITECH USA, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------
IN U.S. DOLLARS

                                                              Nine months                          Three months                 Period from
                                                           ended September 30,                  ended September 30,              inception
                                                       -----------------------------       -----------------------------      (July 1, 1999)
                                                                            2004                                2004             Through
                                                          2005            Restated            2005            Restated       September 30, 2005
                                                       -----------       -----------       -----------       -----------       -----------
                                                                 Unaudited                           Unaudited                  Unaudited
                                                       -----------------------------       -----------------------------       -----------

Cash flows used in operating activities:

Net loss for the period                                $  (670,616)      $  (940,672)      $  (218,132)      $  (269,299)      $(7,751,346)
                                                       -----------       -----------       -----------       -----------       -----------

Adjustments to reconcile net loss to net cash
used in operating activities :
Amortization of deferred stock-based compensation                -                 -                 -                 -           481,485
Depreciation                                                17,865            18,301             7,052             5,557           134,132
Impairment of inventories and base stock                    11,906                 -                 -                 -            55,275
Changes in accrued severance pay, net                      (23,171)           39,572             2,371            31,246            57,794
Loss from disposal of property and equipment                   179             3,209                 -                 -             3,388
Warrants granted to consultant                               3,000                 -                 -                 -             8,116
Interest in respect of convertible loan                     (2,923)            1,330            (6,128)            1,330                 -
Amortization of beneficial conversion feature
related to convertible loan                                 20,166            12,834                 -            11,000            44,000
Amortization of finance costs related to shares
issued in connection with a convertible loan                20,167            12,833                 -            11,000            44,000
Penalty in connection with convertible loan                100,000                 -                 -                 -           100,000
Adjustment of exchange rate changes                              -             1,987                 -               345             5,047
Issuance of shares in non-cash expenses - Annex A           41,250           274,950            13,750            77,791         1,118,971

Changes in assets and liabilities :
Increase in trade receivables                               (1,578)                -            (1,578)                -            (1,578)
Decrease (increase)  in other receivables                 (552,733)           87,471          (535,357)           16,327          (571,046)
Increase in inventories                                 (1,281,996)         (238,273)         (744,449)          (12,040)       (1,457,468)
Increase (decrease) in trade payables                      537,180            32,275           585,179           (43,621)          922,598
Increase (decrease)  in other payables and
accrued expenses                                           (46,147)          220,541           (73,926)           91,447           350,356
Increase in customers advances                           1,716,507           289,570         1,348,020            40,210         2,129,930
                                                       -----------       -----------       -----------       -----------       -----------

Total adjustments                                          559,672           756,600           594,934           230,592         3,425,000
                                                       -----------       -----------       -----------       -----------       -----------

Net cash provided by (used in) operating
activities                                                (110,944)         (184,072)          376,802           (38,707)       (4,326,346)
                                                       -----------       -----------       -----------       -----------       -----------

Cash flows from investing activities :
Decrease in short-term investments                               -            16,842                 -                 -                 -
Proceeds from disposal of property and equipment             6,513             9,311                 -                 -            15,824
Purchase of property and equipment                         (59,816)          (10,653)          (54,939)           (1,456)         (330,090)
                                                       -----------       -----------       -----------       -----------       -----------

Net cash provided by (used in) investing
activities                                                 (53,303)           15,500          (314,266)           (1,456)          (54,939)
                                                       -----------       -----------       -----------       -----------       -----------

Cash flows from financing activities :
Increase (decrease) in short-term credit, net               42,765           (12,391)           32,110             6,854            45,723
Repayment of long-term loan from financial
institution                                                (13,274)          (19,256)           (4,267)           (3,664)                -
Proceeds from issuance of convertible loans                      -           100,000                 -                 -           200,000
Proceeds from issuance of shares, net of
issuance expenses and receipts on account of
shares                                                     424,299            53,472            50,000            25,000         4,797,230
                                                       -----------       -----------       -----------       -----------       -----------

Net cash provided by financing activities              $   453,790       $   121,825       $    77,843       $    28,190       $ 5,042,953
                                                       -----------       -----------       -----------       -----------       -----------

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

                                                            ORGANITECH USA, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
IN U.S. DOLLARS

                                                                                                                              Period from
                                                               Nine months                         Three months                inception
                                                           ended September 30,                 ended September 30,           (July 1, 1999)
                                                      -----------------------------       -----------------------------         through
                                                         2005              2004              2005              2004        September 30, 2005
                                                      -----------       -----------       -----------       -----------       -----------
                                                                Unaudited                           Unaudited                  Unaudited
                                                      -----------------------------       -----------------------------       -----------

Net cash provided by (used in) operating
activities                                            $  (110,944)      $  (184,072)      $   376,802       $   (38,707)      $(4,326,346)

Net cash provided by (used in) investing
activities                                                (53,303)           15,500           (54,939)           (1,456)         (314,266)

Net cash provided by financing activities                 453,790           121,825            77,843            28,190         5,042,953
                                                      -----------       -----------       -----------       -----------       -----------

Increase (decrease) in cash and cash equivalents          289,543           (46,747)          399,706           (11,973)          402,341

Cash and cash equivalents at the beginning of
the period                                                112,798            46,747             2,635            11,973                 -
                                                      -----------       -----------       -----------       -----------       -----------

Cash and cash equivalents at the end of the
period                                                $   402,341       $         -       $   402,341     $           -       $   402,341
                                                      ===========       ===========       ===========       ===========       ===========

ANNEX A - SUPPLEMENTARY DISCLOSURE OF NON-CASH
EXPENSES

During the reporting period, the Company issued
shares and warrants in exchange for liabilities
to Shareholders, supplier and services rendered
by third party as follows:

Management fees - see Note 5(B)                       $         -       $   109,000       $         -       $    32,866       $   230,430
Marketing and distribution expenses -
see Note 6(M)(2)                                           41,250            41,250            13,750            13,750           110,000
Marketing and distribution expenses -
see Note 6(M)(3)                                                -           124,700                 -            31,175           155,875
Marketing and distribution expenses -
see Note 6(M)(4)                                                -                 -                 -                 -           600,000
Marketing and distribution expenses                             -                 -                 -                 -            22,666
                                                      -----------       -----------       -----------       -----------       -----------

                                                      $    41,250       $   274,950       $    13,750       $    77,791       $ 1,118,971
                                                      ===========       ===========       ===========       ===========       ===========

SUPPLEMENTARY DISCLOSURE OF NON-CASH
TRANSACTIONS

Management fees - see Note 5(B)                       $   170,430       $         -       $         -       $         -       $   170,430
Convertible loan Clal - see Note 4(B)                     100,000                 -                 -                 -           100,000
Issuance of shares in accordance of loan
converted - see Note 4(A)                                 100,000                 -                 -                 -           100,000
Materials from supplier - see Note 6(M)(7)                  4,474                 -                 -                 -             4,474
                                                      -----------       -----------       -----------       -----------       -----------

                                                      $   374,904       $         -       $         -       $         -       $   374,904
                                                      ===========       ===========       ===========       ===========       ===========

SUPPLEMENTARY CASH FLOW INFORMATION :

Interest paid                                         $     7,084       $     2,798       $     6,307       $       769       $     7,569
                                                      ===========       ===========       ===========       ===========       ===========

Income tax paid                                       $     1,901       $     1,883       $       661       $       555       $    15,721
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

     B.   The Company is devoting substantial efforts towards activities such as research and development of its products, financial planning and capital raising. In the course of such activities, the Company has sustained operating losses. The Company has not generated sufficient revenues and has not achieved gross profit, profitable operations or positive cash flows from operations. The Company's deficit accumulated during the development stage aggregated to $7,751,346 through
          September 30, 2005. There is no assurance that profitable operations, if ever achieved, could be sustained on a continuing basis.

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
NOTES TO CONDENSED UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
IN U.S. DOLLARS

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

     The significant accounting policies followed in the preparation of these statements are identical to those applied in preparation of the latest annual financial statements, except for revenue recognition and the adoption of FASB Statement No. 123 (revised 2004), "Share-Based Payments"
     ("Statement 123(R)") as follows:

     A.   REVENUE RECOGNITION

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

                                                            ORGANITECH USA, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
IN U.S. DOLLARS

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     A.   REVENUE RECOGNITION (CONTINUED)

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

          In the nine months ended September 30, 2005 the Company derived all its revenues from a single customer.

     B.   STOCK-BASED COMPENSATION

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

          No stock options were granted in the three months ended September 30,
          2005. The Company's pro forma net loss for the period from inception through September 30, 2005 approximates the reported net loss for the related period.

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
NOTES TO CONDENSED UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
IN U.S. DOLLARS

NOTE 3 - COST INCURRED ON CONTRACTS IN PROGRESS, NET OF ADVANCES

                                                   September 30, 2005
                                                      ----------
                                                      Unaudited
                                                      ----------

Cost incurred on long-term contracts in progress      $1,407,153
                                                      ----------

Less -
  Cost incurred on contracts in progress deducted
  from customer advances                               1,032,033
                                                      ----------

                                                         375,120
                                                      ----------
Less -
  Advances received from customers (*)                   300,000
                                                      ----------

                                                      $   75,120
                                                      ==========

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

     I.   As of September 30, 2005, the Company had 21,923,552 common shares outstanding, not including 550,000 common shares that are being held in escrow pending the completion of a private placement transaction and 200,000 common shares that are being held by the Company.

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

          As of September 30, 2005, the Company has not yet executed the Equity
          Line.

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

          (4)  On January 2, 2006, the Company's Board of Directors approved the increase of the financing under the PIPE agreement to 1.3M$ -
               1.5M$ until February 1, 2006. Pursuant to the above approval and to an amendment to the investment agreement signed on January 31,
               2006, Clal and the investors invested an additional $500,000 for which they received on April 2006 2,000,000 common shares at
               $0.25 per share, and additional options as follows: (i) A-1
               Warrants for up to 1,000,000 shares of common stock for an exercise price of $0.75 and (ii) A-2 Warrants for up to 1,000,000 shares of the Company's common stock for an exercise price of
               $1.00 or, in the last 30 days of the options, at a 10% discount from the average share price within the 30 days period prior to the date of the delivery notice.

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
               therefore as of September 30, 2005 the Company has recorded a provision in the amount of $21,000 in consideration for the accrued fine.

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

                                                            ORGANITECH USA, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
IN U.S. DOLLARS

NOTE 6 - SHARE CAPITAL (CONTINUED)

     O.   Options to Purchase Company Shares (Continued)

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

NOTE 7 - STOCK BASED COMPENSATION

     A.   On December 23, 1999, OrganiTech Ltd. Board of Directors approved a stock compensation program with regard to one employee. The stock options granted under the program permits the employee to purchase
          6,000 of OrganiTechs Ltd.'s shares at an exercise price of New Israeli
          Shekel 0.01 per share. The options vest ratably over a four-year period ending in March 2003, and will expire in January 2006. The
          Company and the employee agreed to convert the option to purchase
          6,000 OrganiTech Ltd.'s common shares under this program, into options to purchase 463,236 common shares of the Company at an exercise price of $0.0001 per share. All options granted under this program were exercised in full into common shares of the Company at their vesting dates.

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

     D.   Compensation expense amounting to $(0), $(0) and $481,485 was recognized during the three months ended September 30, 2005 and 2004 and for the period from inception through September 30, 2005, respectively. All the compensation expenses were recorded based on
          SFAS No. 123 and SFAS No. 148 according to the modified prospective method. The expenses were recorded to General and Administration expenses.

NOTE 8 - RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS

     The Company restated its condensed consolidated interim financial statements for the three and nine months ended September 30, 2004, for the following reasons:

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

                                     F - 24

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

     F.   (Continued)

          In these restated condensed consolidated interim financial statements the amount of General and administrative expenses was revised to reflect the correct calculation of the management fees to Simon and the Investors, in accordance with SFAS No. 123, based on the fair value of the shares.

     G.   With regards to Note 4.A concerning a convertible loan agreement signed with SH.A.Gali Ltd. ("Gali"), the Company did not previously account for this convertible loan according to Emerging Issues Task
          Force No. 00-27 - "Application of Issue No. 98-5 to certain
          Convertible Instruments" ("EITF 00-27"). In these restated condensed consolidated interim financial statements the amount of Financing expenses, net was revised to reflect the amount of the amortization of the beneficial conversion feature and the finance costs related to the fair value shares issued , in accordance with EITF 00-27.

          The effect of the above changes on the Company's restated condensed consolidated interim financial statements is as follows:

                                                    Nine months                          Three month
                                                ended September 30,                   Ended September 30,
                                          -------------------------------       -------------------------------
                                             2004                 2004            2004                 2004
                                           As filed             Restated         As filed             Restated
                                          ------------       ------------       ------------       ------------
                                                    Unaudited                             Unaudited
                                          -------------------------------       -------------------------------

Revenues                                  $          -       $          -       $          -       $          -

Cost of revenues                                     -             14,000                  -                  -
                                          ------------       ------------       ------------       ------------

Gross loss                                           -            (14,000)                 -                  -

Research and development expenses,
net                                            172,646            257,037             73,558             68,513

Selling and marketing expenses                 209,685            209,685             81,353             45,795

General and administrative expenses            376,133            424,461            119,415            133,455
                                          ------------       ------------       ------------       ------------

Total operating expenses                       758,464            891,183            274,760            247,763

Operating loss                                (758,464)          (905,183)          (274,760)          (247,763)

Financing expenses, net                         (9,684)           (35,489)            (3,434)           (21,536)

Other expenses, net                             (3,971)                 -                  -                  -
                                          ------------       ------------       ------------       ------------

Net loss                                  $   (772,119)      $   (940,672)      $   (277,760)      $   (269,299)
                                          ============       ============       ============       ============

Basic and diluted net loss
per common share                          $     (0.043)      $      (0.05)      $     (0.015)      $      (0.01)
                                          ============       ============       ============       ============

Weighted average number of common
shares outstanding used in basic and
diluted net loss per share
calculation                                 18,141,810         18,141,810         18,267,819         18,267,819
                                          ============       ============       ============       ============

                                     F - 25

ITEM 2   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following management's discussion and analysis or plan of operation should be read in conjunction with our condensed interim unaudited consolidated financial statements for the period ended September 30, 2005 thereto contained elsewhere in this report and with our audited consolidated financial statements and notes for the year ended December 31, 2004.

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

COMPARISON OF THE PERIOD ENDED SEPTEMBER 30, 2005 TO THE PERIOD ENDED SEPTEMBER
30, 2004

SUMMARY

                              Nine months ended September 30,   Three months ended September 30,
                                    2005            2004*            2005             2004*
                                 ---------        ---------        ---------        ---------

Revenue                          $ 289,380        $       0        $ 289,380        $       0

Net Loss                         $(670,616)       $(940,672)       $(218,132)       $(269,299)

Net Loss per Common Share        $   (0.03)       $   (0.05)       $   (0.01)       $   (0.01)

Dividends per Common Share       $       0        $       0        $       0        $       0

(*) Restated. See note 8 of the condensed consolidated interim financial statements

RESULTS OF OPERATIONS

REVENUE

Revenues during the nine months ended September 30, 2005 were $289,380 compared to no revenues during the nine months ended September 30, 2004.

COST OF REVENUE

Cost of revenue increased 2,209% to $323,211 in the nine months ended September
30, 2005 from $14,000 in the nine months ended September 30, 2004. Cost of revenue for the nine months ended September 30, 2005 consisted mainly of inventories and other expenses related to revenues recognized in the period.

In the three months ended September 30, 2005 cost of revenue was $313,705 consisted mainly of inventories and other expenses related to revenues recognized in the period.

Gross loss increased 142% to $33,831 in the nine months ended September 30, 2005 from $14,000 in the nine months ended September 30, 2004 and was attributed primarily to the recognition of revenues derived from low margin project.

RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses decreased 60% to $103,691 in the nine months ended September 30, 2005 from $257,037 in the nine months ended September 30,
2004. The decrease was primarily due to reduced payroll costs during the nine months ended September 30, 2005 and due to one time legal costs related to intellectual property rights recorded during the nine months ended September 30,
2004.

In the three months ended September 30, 2005 research and development expenses decreased 9% to $62,503 from $68,513 in the three months ended September 30,
2004. The decrease was primarily due to reduced payroll costs during the three months ended September 30, 2005.

We expect to continue to incur research and development costs (which will be limited to our available financial resources), related to our continued
GrowTECH2500 development and to a lesser extent, our continued development of
GrowTECH2000 and other Bio-Tech product lines.

SALES AND MARKETING EXPENSES

Sales and marketing expenses decreased 30% to $147,455 in the nine months ended
September 30, 2005 from $209,685 in the nine months ended September 30, 2004.
The decrease in sales and marketing expenses is primarily attributable to a decrease in expenses related to public relations and foreign travel, and which are offset by increased payroll costs and by the payment of sales commissions in connection with our increased sales realized during this period.

In the three months ended September 30, 2005 sales and marketing expenses decreased 33% to $30,594 from $45,795 in the three months ended September 30,
2004. The decrease is primarily attributable to a decrease in expenses related to public relations and foreign travel, and which are offset by increased payroll costs.

We expect to continue to incur increased sales and marketing expenses (limited to our available financial resources), as we believe that the need for our products is worldwide and our sales volume is directly influenced by the sales and marketing efforts invested.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses decreased 40% to $252,828 in the nine months ended September 30, 2005 from $424,461 in the nine months ended September 30,
2004. The decrease in general and administrative expenses was primarily in professional services, management fees, payroll and overhead costs, that were offset by tax payments in respect for non deductible expenses for tax purposes.

In the three months ended September 30, 2005 general and administrative expenses decreased 35% to $86,603 from $133,455 in the three months ended June 30, 2004.
The decrease was for the same reasons as described in the preceding paragraph.

FINANCIAL INCOME/EXPENSES

Financial expenses increased 274% to $132,632 in the nine months ended September
30, 2005 from $35,489 in the nine months ended September 30, 2004. During the nine months ended September 30, 2005 financial expenses consisted primarily of expenses related to a convertible loan received from a related party and the provision for penalty related to the PIPE agreement (see Item 6 of our Annual
Report Form 10-K for the year ended December 31, 2004 - Material Agreements -
Clal Investments Ltd), offset by gains on foreign currency cash balances. During the nine months ended September 30, 2004 financial expenses consisted primarily of interest on a loan and fees paid to financial institutions.

In the three months ended September 30, 2005 financial expenses decreased 35% to
$14,107 from $21,536 in the three months ended June 30, 2004. The decrease was primarily in interest on a loan and fees paid to financial institutions offset by the previously mentioned provision for a penalty related to the PIPE agreement.

OPERATING LOSS AND NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS

For the reasons described above, our operating loss decreased 41% to $537,805 in the nine months ended September 30, 2005 from $905,183 in the nine months ended
September 30, 2004 and our net loss decreased 29% to $670,616 in the nine months ended September 30, 2005 from $940,672 in the nine months ended September 30,
2004.

Our operating loss for the three months ended September 30, 2005 decreased 18%
to $204,025 from $247,763 in the three months ended September 30, 2004 and our net loss decreased 19% to $218,132 in the three months ended September 30, 2005 from $269,299 in the three months ended September 30, 2004.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2005, we had cash and cash equivalents totaling $402,341 compared to $112,798 as of December 31, 2004.

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

Until we are able to generate sufficient cash from operations, we intend to use our existing cash resources to finance our operations. Based on our monthly expenses, we do not have sufficient cash to satisfy our operational and development requirements over the next 12 months. Our consolidated financial statements for the fiscal year ended December 31, 2004 and for the six months ended September 30, 2005 include an explanatory paragraph which states that we have suffered recurring losses from operations and a negative cash flow from operating activities that raise substantial doubt about our ability to continue as a going concern.

For the nine months ended September 30, 2005, we used $110,944 for operating activities compared with $184,072 for the nine months ended September 30, 2004.
The operating cash outflow for the nine months ended September 30, 2005 was primarily a result of our net loss of $670,616, an increase in inventories and in other receivables and accrued expenses of $1,281,996 and $552,733, respectively. The operating cash outflow was partially offset by an increase in customer advances and in trade payables of $1,716,507 and $537,180, respectively.

The net cash used in investment activities for the nine months ended September
30, 2005 was $53,303 compared with $15,500 provided by investment activities for the nine months ended September 30, 2004. The cash used in investment activities for the nine months ended September 30, 2005 was primarily a result of the purchase of capital equipment, which was off-set by the proceeds from the disposal of property and equipment.

Our net cash inflow from financing activities for the nine months ended
September 30, 2005 was $453,790 compared with $121,825 provided by investment activities for the nine months ended September 30, 2004. During the nine months ended September 30, 2005, we generated $424,299 from proceeds from the issuance of shares, net of issuance expenses and $42,765 from an increase in short term credit that was offset by $13,274 in repayment of a long term loan to a financial institution.

There were no long term loans, commitments or off-balance sheet guarantees as of
September 30, 2005.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in future condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

ITEM 3   CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

An evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer ("CEO") and Chief
Financial Officer ("CFO"), of the effectiveness of our disclosure controls and procedures as of September 30, 2005. Disclosure controls and procedures are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Form 10-QSB, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange
Commission's rules and forms. Based on this evaluation, our Chief Executive
Officer and Chief Financial Officer concluded that our disclosure controls and procedures are generally effective for gathering, analyzing and disclosing the information that we are required to disclose in the reports filed under the
Securities Exchange Act of 1934. Such evaluation did not identify any change in the year ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

With the exception of the material weaknesses noted in our 10-KSB form for the year ended on December 31, 2004, related to the financial reporting during the year ended December 31, 2004 that have materially affected, there were no other changes in our internal control over the financial reporting during the years ended December 31, 2004 and September 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2   UNRESGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the period covered by this Form 10-QSB, we or OrganiTECH Ltd. did not sell any securities (the "Securities Act.")

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

+Filed herewith.

(b) REPORTS ON FORM 8-K.

Our current reports on Form 8-K filed since July 1, 2005 are as follows:

------------------------------------ -------------------------------------------
               MONTH                                 FILING DATES
------------------------------------ -------------------------------------------
July 2005                            July 20, 2005
------------------------------------ -------------------------------------------
December 2005                        December 15, 2005
------------------------------------ -------------------------------------------
January 2006                         January 1, 2006
------------------------------------ -------------------------------------------
February 2006                        February 27, 2006 (three reports)
------------------------------------ -------------------------------------------
April 2006                           April 3, 2006
------------------------------------ -------------------------------------------
July 2006                            July 3, 2006
------------------------------------ -------------------------------------------

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on July 24, 2006.

ORGANITECH USA, INC.

By: /s/ Lior Hessel
----------------------
Lior Hessel, Chairman of the Board of Directors

By: /s/ Rachel Ben-Nun
----------------------
Rachel Ben-Nun, Chief Executive Officer

By: /s/ Yaron Shalem
----------------------
Yaron Shalem, Chief Financial Officer and Chief Accounting Officer

