Form 10KSB/A
period 2005-12-31
ORGANITECH USA INC
filed 2006-07-26
CIK 832810

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

The entitlement to the above benefits under the Approved Enterprise is conditional upon OrganiTECH Ltd.'s fulfilling the conditions stipulated by the law, regulations published thereunder and the letters of approval for the specific investment in the Approved Enterprise, including, but not limited to making investments in fixed assets in the approximate amount of $1,335,000. In the event of failure to comply with this condition, the benefits may be canceled and OrganiTECH Ltd. may be required to give up the benefits,F previously received, if any, in whole or in part. OrganiTECH Ltd. has made efforts in meeting the applicable conditions, however, as of December 2005, it has invested only $290,678 in fixed assets. On December 18, 2005 the OrganiTECH Ltd. filed a request to decrease the amount of required investments from $1,335,000 to $292,000; however it has yet to receive any response regarding the above mentioned request. OrganiTECH Ltd. plans to approach the governmental agency responsible and ask again for the retroactive revision of the approval in a way that it will be considered as complying with the said conditions. As of December 31, 2005 we have carried forward tax losses in the amount of $8.5 million. In light of the above, in the event that the benefits are cancelled we do not anticipate any material effect on our results of operations in the near future.

Furthermore, OrganiTECH Ltd. is also still entitled to apply for new benefits according to which it may be entitled to reduced tax rates for certain periods of years.

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

The following table sets forth the range of the high and low closing share price of the Company's common stock for each quarterly period within the past three fiscal years:

                                        CLOSING SHARE PRICES
PERIOD                               LOW                       HIGH
--------------                   -----------                ----------
2004
First Quarter                       $0.27                     $0.46
Second Quarter                      $0.19                     $0.40
Third Quarter                       $0.14                     $0.25
Fourth Quarter                      $0.12                     $0.18

2005
First Quarter                       $0.16                     $0.38
Second Quarter                      $0.18                     $0.30
Third Quarter                       $0.14                     $0.23
Fourth Quarter                      $0.12                     $0.24

2006
First Quarter                       $0.22                     $0.35
Second Quarter                      $0.26                     $0.31

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

Based on the 'percentage-of-completion' method, sales under long-term fixed-price contracts which provide for a substantial level of development and design efforts in relation to total contract efforts are recorded based on the ratio of hours incurred by key personnel to estimated total hours required from such key personnel to measure progress toward completing the contract and recognizing revenues.

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

RESULTS OF OPERATIONS

The following table sets forth certain selected financial data with respect to the Company, and is qualified in its entirety by reference to the financial statements and the notes to the financial statements:

                                              Year ended December 31,
                                -----------------------------------------------
                                    2005             2004               2003
                                -----------       -----------       -----------
Total Assets                    $ 1,036,496       $  324,349 *      $   522,667

Short Term Obligations          $ 2,232,622       $1,455,566 *      $   679,909

Revenues                        $ 1,649,702       $  376,799        $         0

Net Loss                        $  (998,498)      $(1,304,659)      $(1,612,516)

Net Loss per Common Share       $     (0.05)      $     (0.07)      $     (0.12)

Dividends per Common Share      $         0       $         0       $         0

(*) RECLASSIFIED. Before reclassification, total assets and short term liabilities were $441,092 and $1,572,309 respectively, for the year ended december 31, 2004.

YEAR ENDED DECEMBER 31, 2005 COMPARED TO THE YEAR ENDED DECEMBER 31, 2004

REVENUES

Revenue increased 338% to $1.65 million for the year ended December 31, 2005 from approximately $377,000 for the year ended December 31, 2004. The approximately $1.273 million increase in revenue is primarily from the new GrowTECH2500 large scale project in Russia signed in mid 2005 (attributed 53% from the total revenues) as well as to a number of smaller projects signed during year 2004 and accepted and recorded during 2005.

We believe that in 2006 our revenues will come from a limited number of customers out of which a significant amount will be attributed to our new project in Russia mentioned above.

COST OF REVENUES AND INVENTORY PROVISION

Cost of revenues increased 330% from approximately $392,000 in the year ended December 31, 2004 approximately to $1.686 million in the year ended December 31, 2005. This increase was due primarily to the increase in revenue. As a percentage of revenues, our cost of revenue was 104% in 2004 and 102% in 2005. Cost of revenues for fiscal 2005 includes mainly cost of materials and salaries in addition to the increase in sales related expenses such as provision for warranties and commissions to the Israeli Chief Scientist.

Gross loss was 2% in 2005 versus 4% for the 2004 fiscal year. During 2005, our margin loss was attributed to conservative provisions made with regards to revenues recognized based on percentage-of-completion whereas during 2004 our marginal loss was attributed to the sale of low margin projects.

RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses decreased 54% from approximately $332,000 in the year ended December 31, 2004 to approximately $152,000 in the year ended December 31, 2005. The decrease was primarily due to reduced payroll costs and material and equipment costs and due to one time legal costs related to intellectual property rights recorded during 2004. As a percentage of revenues, our R&D expenses were 88% in 2004 and 9% in 2005. In 2006, we expect to continue to incur R&D costs, however limited to its available financial resources, related to our continued GrowTECH2500 development and to a lesser extent, our continued development of GrowTECH2000 and other Bio-Tech product lines.

SALES AND MARKETING EXPENSES

Sales and marketing expenses increased 18% to approximately $296,000 in the year ended December 31, 2005 from approximately $250,000 in the year ended December 31, 2004. The increase in sales and marketing expenses is primarily attributable to the payment of sales commissions in connection with our increased sales realized in 2005 and expenses related to public relations realized only in 2004. As a percentage of revenues, our sales and marketing expenses were 66% in 2004 and 18% in 2005. In 2006, we expect to continue to incur increased sales and marketing expenses, limited to our available financial resources, as we believe the need for our products is worldwide and our sales volume is directly influenced by the sales and marketing efforts invested.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses decreased 45% to approximately $338,000 in the year ended December 31, 2005 from approximately $619,000 in the year ended December 31, 2004. The decrease in general and administrative expenses was primarily in payroll costs and in professional services and management fees costs. As a percentage of revenues, our general and administrative were 21% in 2005 and 164% in 2004. In 2006, we expect to increase our general and administrative expenses due to the recruiting of the Company's new CEO and CFO.

FINANCIAL INCOME/EXPENSES

Financial Expenses decreases 91% to approximately $177,000 in the year ended December 31, 2005 from approximately $93,000 for the year ended December 31, 2004. In 2005 financial expenses consisted of provision for penalty related to the PIPE agreement (see Item 6 - Material Agreements - Clal Investments Ltd), expenses related to a convertible loan received from a related party and fees paid to financial institutions, offset by gains on foreign currency cash balances and interest. In 2004 financial expenses consisted primarily of expenses related to a convertible loan received from a related party and exchange rate losses realized in 2004.

OPERATING LOSS AND NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS

For the reasons described above, our operating loss decreased 32% to approximately $822,000 in 2005 from approximately $1.216 million in 2004 and our net loss decreased 23% to $998,000 in 2005 in 2005 from approximately $1.305 million in 2004.

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

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

YEAR ENDED DECEMBER 31, 2005 COMPARED TO THE YEAR ENDED DECEMBER 31, 2004

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2005, we had cash and cash equivalents totaling approximately $449,000 versus approximately $113,000 as of December 31, 2004.

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

For the year ended December 31, 2005, we had approximately $14,000 cash used in operating activities compared with approximately $140,000 for the year ended December 31, 2004. The operating cash outflow for fiscal 2005 was primarily a result of our net loss of approximately $998,000 and an increase in inventories and other receivables of approximately $663,000 and approximately $252,000, respectively. The cash outflow was partially offset by an increase in customer advances of approximately $1,307 million, in trade payables of approximately $293,000 and in other payables and accrued expenses of approximately $184,000.

The net cash used in investment activities for the year ended December 31, 2005 was approximately $58,000 compared with approximately $14,000 provided by investment activities for the year ended December 31, 2004. The cash used in investment activities for fiscal 2005 was primarily a result of capital equipment purchases.

Our net cash inflow from financing activities for the year ended December 31, 2005 was approximately $408,000. During 2005, we generated approximately $424,000 from proceeds from the issuance of shares, net of fair value of warrants granted, with respect to the issuance of shares and net of issuance expenses that were offset by approximately $16,000 in financial expenses. Our net cash inflow from financing activities for the year ended December 31, 2004 was approximately $192,000 primarily generated from the issuance of approximately $253,000 from proceeds from the issuance of shares, net of issuance expenses that were offset by approximately $61,000 in financial expenses.

There were no long term loans, commitments or off balance sheet guarantees as of December 31, 2005.

For information on our failure to invest in our fixed assets, the sums required for maintaining certain tax benefits to which we are entitled as an Approved Enterprise, see Item 1, Governmental Regulation.

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

     In addition, the amendment to the investment agreement stated that the Company shall use its best efforts, as soon as practicable, but not later than 75 business days following January 31, 2006 (the "Amended Registration Period"), to file a registration statement with the Securities and Exchange Commission, on Form SB-2 or such other applicable registration form available. Should the Company fail to (i) file a registration statement covering the Investment Shares and Warrants, or (ii) respond to comments from the Security and Exchange Commission within the time periods set forth in the Investment Agreement, or (iii) maintain the registration statement covering the Investment Shares and Warrants effective, the Company will bear a fine equal to 1% of the total amount under the PIPE agreement (1.5M$ ) per month. The Company filed the requested Form SB-2 on May 12, 2006; therefore, as of December 31, 2005 the Company has recorded a provision in the amount of $40,000 in consideration for the accrued fine.

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

ITEM 7    FINANCIAL STATEMENTS

The Company's financial statements, as of December 31, 2005 and 2004, and for the years then ended and for the period from July 4, 1999 (inception) to December 31, 2005 are included in this Report and appear at pages F-1 through F-43.

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

ITEM 8B   CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

An evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of December 31, 2005. Disclosure controls and procedures are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Form 10-KSB, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are generally effective for gathering, analyzing and disclosing the information that we are required to disclose in the reports filed under the Securities Exchange Act of 1934. Such evaluation did not identify any change in the year ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.


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

With the exception of the material weaknesses noted in our 10-KSB form for the year ended on December 31, 2004, related to the financial reporting during the year ended December 31, 2004 that have materially affected, there were no other changes in our internal control over the financial reporting during the years ended December 31, 2004 and December 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. There have been no changes in our internal control over the financial reporting during the fourth fiscal quarter of 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                                    PART III

ITEM 9    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT; COMPLIANCE WITH
          SECTION 16(A) OF THE EXCHANGE ACT

Our executive officers and directors and their ages as of the date of this report are as follows:

            Name                    Age        Position
            ----                   ----        --------
            Lior Hessel             38         Chairman of Board of Directors
            Heli Ben-Nun                       Chief Executive Officer, Director
            Yaron Shalem            33         Chief Financial Officer
            Arieh Keidan            56         Director
            Yaacob Hannes           69         Director
            Samuel Hessel           60         Director
            Ohad Hessel             37         Director
            Simon Zenaty            54         Director

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

(b)  REPORTS ON FORM 8-K.

Our current reports on Form 8-K filed since July 20, 2005 are as follows:

---------------------------------------- ---------------------------------------
                 MONTH                                FILING DATES
---------------------------------------- ---------------------------------------
March 2004                               March 18, 2004
---------------------------------------- ---------------------------------------
May 2004                                 May 20, 2004
---------------------------------------- ---------------------------------------
December 2004                            December 13, 2004
---------------------------------------- ---------------------------------------
February 2005                            February 24, 2005
---------------------------------------- ---------------------------------------
March 2005                               March 17, 2005
---------------------------------------- ---------------------------------------
April 2004                               April 21, 2005
---------------------------------------- ---------------------------------------
July 2005                                July 20, 2005
---------------------------------------- ---------------------------------------
December 2005                            December 15, 2005
---------------------------------------- ---------------------------------------
January 2006                             January 1, 2006
---------------------------------------- ---------------------------------------
February 2006                            February 27, 2006 (three reports)
---------------------------------------- ---------------------------------------
April 2006                               April 3, 2006
---------------------------------------- ---------------------------------------
July 2006                                July 3, 2006
---------------------------------------- ---------------------------------------

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on July 26, 2006.

ORGANITECH USA, INC.


By: /s/ Lior Hessel
-------------------
Lior Hessel, Chairman of the Board of Directors

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant on July 26, 2006, in the capacities indicated.


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

NOTE 13 - CONTINGENCIES AND COMMITMENTS (CONTINUED)

     F.   Sales commitments

          (1) In December 2002, OrganiTech Ltd. and two other third parties have completed the foundation of an Israeli joint venture corporation in the name A.T.A Jordan Valley Ltd. ("ATA"), each holding 33 1/3. On December 22, 2002 OrganiTech LTD and ATA signed an exclusive agency agreement that granted ATA the exclusive rights to sell OrganiTech's products in Israel . In December 2003, the joint venture partners signed an agreement whereby OrganiTech Ltd. will purchase all of ATA outstanding share capital at the price of 1 NIS (New Israeli shekel), such that following the execution of this agreement OrganiTech Ltd. will hold 100% of ATA outstanding share capital. The acquisition did not have any influence on the results of the Company for the years ended December 31, 2005 and 2004. The acquisition of ATA was accounted for using the purchase method of accounting as determined in Statement of Financial Accounting Standards ("SAFS") No. 141, "Business Combinations" ("SFAS No. 141").

               On December 15, 2004, A.T.A board of directors approved to transfer all shares to OrganiTech Ltd.

               In March 2003 ATA established a joint company in the name of A.A.G Eilat Ltd. ("Eilat") to be held at 25% by ATA and 75% by third party. In March 2003, OrganiTech Ltd. supplied a GrowTECH 2500 system to ATA to be installed at Eilat's site, for purchase price of $100,000, OrganiTech Ltd. did not recognize revenue from this sale transaction as collectability is not reasonably assured and the technical acceptance from the customer was not received.

               The carry amount of ATA's 25% holdings in Eilat is zero. Eilat is an inactive company.

               As of December 31, 2005, OrganiTech Ltd. had accumulated costs which relate to this system installed at Eilat site at the amount of $83,409.

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

NOTE 14 - SHARE CAPITAL (CONTINUED)

     N.   Private Investment in Public Entity ("PIPE") (Continued)

               Should the Company fail to (i) file a registration statement covering the Investment Shares and Warrants, or (ii) respond to comments from the Security and Exchange Commission within the time periods set forth in the Investment Agreement, or (iii) maintain the registration statement covering the Investment Shares and Warrants effective, the Company will bear a fine equal to 1% of the total amount under the PIPE agreement ($1.5M) per month. As of December 31, 2005 the Company has recorded a provision in the amount of $40,000 in consideration for the accrued fine.

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

               As OrganiTech Ltd. did not meet all the necessary requirements, it filed on December 18, 2005, a request to decrease the amount of required investments from $1,335,000 to $292,000. OrganiTech Ltd. did not receive yet any response regarding the above mentioned request. Management believes its request will be accepted, however, if denied, the entitlement to the above benefits under the Approved Enterprise status might be cancelled. Nevertheless, the Company believes that any cancellation of its Approved Enterprise status will not have an impact on its results of operations or financial position for the reported periods.

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