Form 10QSB
period 2006-06-30
ORGANITECH USA INC
filed 2006-08-14
CIK 832810

                                  STATES UNITED
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

          (Mark One)

          [X] Quarterly report pursuant to section 13 or 15(d) of the Securities
          Exchange Act of 1934

          For the period ended June 30, 2006

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

As of June 30, 2006, the issuer had 26,632,642 shares of its common stock outstanding, not including 750,000 shares of common stock that are held by the issuer.

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

ITEM 1   FINANCIAL STATEMENTS

                              ORGANITECH USA, INC.

                          (A DEVELOPMENT STAGE COMPANY)

                         CONDENSED CONSOLIDATED INTERIM
                              FINANCIAL STATEMENTS

                               AS OF JUNE 30, 2006
                                   (Unaudited)

                              OrganiTech USA, Inc.
                          (A Development Stage Company)
               Condensed Consolidated Interim Financial Statements
                               AS OF JUNE 30, 2006
                                   (Unaudited)

                                    CONTENTS

                                                                         Page
                                                                      ----------

Condensed Consolidated Interim Balance Sheet                             F-3

Condensed Consolidated Interim Statements of Operations                  F-4

Condensed Interim Statements of Shareholders` Deficiency              F-5 - F-7

Condensed Consolidated Interim Statements of Cash Flows               F-8 - F-9

Notes to Condensed Consolidated Interim Financial Statements         F-10 - F-21

                                                            ORGANITECH USA, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED INTERIM BALANCE SHEET
--------------------------------------------------------------------------------
IN U.S. DOLLARS

                                                                       June 30,
                                                                         2006
                                                                     -----------
                                                                      Unaudited
                                                                     -----------

ASSETS

Cash and cash equivalents                                            $   143,873
Trade receivables                                                          4,037
Other receivable and prepaid expenses                                     71,983
Related parties                                                            4,414
Costs incurred on contracts in progress                                  129,380
                                                                     -----------
                                                                         353,687
                                                                     -----------

Deposit in respect with long-term lease                                    4,927
Severance pay fund                                                        70,287
Property and equipment, net                                              163,462
                                                                     -----------
                                                                         238,676
                                                                     -----------

                                                                     $   592,363
                                                                     ===========

LIABILITES AND SHAREHOLDERS' DEFICIENCY

Short-term bank credit                                               $     1,174
Trade payables                                                           155,751
Other payables and accrued expenses                                      630,132
Related parties                                                           74,872
Customers advances in excess of costs incurred on contracts in
progress                                                                 513,535
                                                                     -----------
                                                                       1,375,464
                                                                     -----------

Accrued severance pay                                                    136,849
                                                                     -----------

Shareholders' deficiency

Common shares of $0.001 par value, authorized 80,000,000
shares, issued - 27,582,642 shares, outstanding - 26,632,642
shares                                                                    26,633
Additional paid in capital                                             7,898,242
Accumulated deficit during the development stage                      (8,844,825)
                                                                     -----------
Total shareholders' deficiency                                          (919,950)
                                                                     -----------

                                                                     $   592,363
                                                                     ===========

                                     F - 3

                                                            ORGANITECH USA, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED INTERIM STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------
IN U.S. DOLLARS

                                                                                                                            Period from
                                                      Six months                              Three months                   inception
                                                    ended June 30,                           ended June 30,                (July 1, 1999)
                                           ---------------------------------        -------------------------------           through
                                               2006                2005                2006                2005            June 30, 2006
                                           ------------        ------------        ------------        ------------        ------------
                                                       Unaudited                             Unaudited                       Unaudited
                                           ---------------------------------        -------------------------------        ------------

Revenues                                   $  1,291,916        $          -        $    857,509     $             -        $  3,351,037

Cost of revenues                              1,061,884               9,506             600,263              (6,848)          3,160,114
                                           ------------        ------------        ------------        ------------        ------------

Gross profit (loss)                             230,032              (9,506)            257,246               6,848             190,923
                                           ------------        ------------        ------------        ------------        ------------

Research and development expenses,
net                                             227,288              41,188             134,783              31,480           3,551,440

Selling and marketing expenses                  467,405             116,861             195,386              37,743           2,035,706

General and administrative expenses             345,071             166,225             144,340              80,760           3,155,482
                                           ------------        ------------        ------------        ------------        ------------

Total operating expenses                      1,039,764             324,274             474,509             149,983           8,742,628
                                           ------------        ------------        ------------        ------------        ------------

Operating loss                                 (809,732)           (333,780)           (217,263)           (143,135)         (8,551,705)

Financing income (expenses), net                 44,135            (118,525)             (2,557)            (96,124)           (242,812)

Other expenses, net                                   -                (179)                  -                   -             (50,308)
                                           ------------        ------------        ------------        ------------        ------------

Net loss                                   $   (765,597)       $   (452,484)       $   (219,820)       $   (239,259)       $ (8,844,825)
                                           ============        ============        ============        ============        ============

Basic and diluted net loss
per common share                           $      (0.03)       $      (0.02)       $      (0.01)       $      (0.01)
                                           ============        ============        ============        ============

Weighted average number of common
shares outstanding used in basic and
diluted net loss per share
calculation                                  25,640,975          20,213,225          26,625,975          21,240,853
                                           ============        ============        ============        ============

                                     F - 4

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

                                                            ORGANITECH USA, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)
CONDENSED INTERIM STATEMENTS OF SHAREHOLDERS' DEFICIENCY (CONT.)
--------------------------------------------------------------------------------
IN U.S. DOLLARS

                                                                        COMMON SHARES
                                                                 ----------------------------                                            DEFICIT
                                                                                                                                       ACCUMULATED
                                                                   NUMBER OF        COMMON         ADDITIONAL         RECEIPT ON       DURING THE           TOTAL
                                                                 OUTSTANDING        SHARES           PAID IN          ACCOUNT OF       DEVELOPMENT       SHAREHOLDERS'
                                                                 COMMON SHARES      CAPITAL        CAPITAL (1)         SHARES            STAGE            DEFICIENCY
                                                                 -----------      -----------      -----------       -----------       -----------       -----------
                                                                 IN THOUSANDS
                                                                 -----------

Balance as of December 31, 2004                                       18,268      $    18,268      $ 5,788,889       $    25,000       $(7,080,730)      $(1,248,573)
Common shares to service provider ($0.15) issued in May                  452              452           71,016                 -                 -            71,468
Common shares to service provider ($0.15) issued in May                  653              653           98,309                 -                 -            98,962
Common shares ($0.25) issued in March, May and November                2,400            2,400          521,899                 -                 -           524,299
Common shares to consultant ($0.18) issued in May                         33               33            2,967                 -                 -             3,000
Compensation related to amortization of deferred marketing
and distribution costs                                                     -                -           41,250                 -                 -            41,250
Common shares to supplier issued in May                                   18               18            4,456                 -                 -             4,474
Common shares ($0.25) issued in May                                      100              100           24,900           (25,000)                -                 -
Common shares to SH.A Gali issued in March in connection
with a grant of convertible loan                                         200              200             (200)                -                 -                 -
Common shares to SH.A Gali ($0.22) issued in November for a
convertible loan                                                         455              455           99,545                 -                 -           100,000
Penalty paid  to SH.A Gali in connection with convertible
loan ($0.22)                                                             454              454           99,546                                               100,000
Amortization of stock-based compensation                                   -                -              575                 -                 -               575
Net loss                                                                   -                -                -                 -          (998,498)         (998,498)
                                                                 -----------      -----------      -----------       -----------       -----------       -----------
Balance as of December 31, 2005                                       23,033           23,033        6,753,152                 -        (8,079,228)       (1,303,043)
Common shares ($0.25) issued in April                                  3,600            3,600          880,900                 -                 -           884,500
Amortization of stock-based compensation                                   -                -          264,190                 -                 -           264,190
Net loss for the period                                                    -                -                -                 -          (765,597)         (765,597)
                                                                 -----------      -----------      -----------       -----------       -----------       -----------

Balance as of June 30, 2006 (unaudited)                               26,633      $    26,633      $ 7,898,242       $         -       $(8,844,825)      $  (919,950)
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

                                                            ORGANITECH USA, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------
IN U.S. DOLLARS

                                                                                            Period from
                                                                   Six months                inception
                                                                 Ended June 30,            (July 1, 1999)
                                                         -----------------------------        through
                                                            2006               2005        June 30, 2006
                                                         -----------       -----------       -----------
                                                                   Unaudited                  Unaudited
                                                         -----------------------------       -----------
Cash flows used in operating activities:

Net loss for the period                                  $  (765,597)      $  (452,484)      $(8,844,825)
                                                         -----------       -----------       -----------

Adjustments to reconcile net loss to net cash used
in operating activities :
Amortization of stock-based compensation                     264,190                 -           746,250
Depreciation                                                  16,482            10,813           158,228
Impairment of inventories and base stock                           -            11,906            55,275
Changes in accrued severance pay, net                         18,786           (25,542)           66,562
Loss from disposal of property and equipment                       -               179             3,388
Warrants granted to consultant                                     -             3,000             8,116
Interest in respect of convertible loan                            -             3,205                 -
Amortization of beneficial conversion feature
related to convertible loan                                        -            20,166            44,000
Amortization of finance costs related to shares
issued in connection with a convertible loan                       -            20,167            44,000
Penalty in connection with convertible loan                        -           100,000           100,000
Adjustment of exchange rate changes                                -                 -             3,617
Issuance of shares in non-cash expenses  -Annex A                  -            27,500         1,118,971

Changes in assets and liabilities :

Decrease (increase) in trade receivables                      64,853                 -            (4,037)
Decrease (increase)  in other receivables                    190,875           (17,376)          (79,894)
Decrease (increase) in costs incurred on contracts
in progress                                                  464,920          (537,547)         (373,826)
Increase (decrease) in trade payables                       (518,033)          (47,999)          160,225
Increase in other payables and accrued expenses               96,381            27,779           677,291
Increase (decrease)  in customers advances in
excess of costs incurred on contracts in progress         (1,012,873)          368,487           707,666
                                                         -----------       -----------       -----------

Total adjustments                                           (414,419)          (35,262)        3,435,832
                                                         -----------       -----------       -----------

Net cash used in operating activities                     (1,180,016)         (487,746)       (5,408,993)
                                                         -----------       -----------       -----------

Cash flows from investing activities :
Proceeds from disposal of property and equipment                   -             6,513            15,824
Purchase of property and equipment                           (10,693)           (4,877)         (345,862)
                                                         -----------       -----------       -----------

Net cash provided by (used in) investing activities          (10,693)            1,636          (330,038)
                                                         -----------       -----------       -----------

Cash flows from financing activities :
Increase (decrease) in short-term credit, net                  1,008            10,655             1,174
Repayment of long-term loan from Financial
institution                                                        -            (9,007)                -
Proceeds from issuance of convertible loans                        -                 -           200,000
Proceeds from issuance of shares, net of issuance
expenses                                                     884,500           374,299         5,681,730
                                                         -----------       -----------       -----------

Net cash provided by financing activities                $   885,508       $   375,947       $ 5,882,904
                                                         -----------       -----------       -----------

    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONDENSED CONSOLIDATED
                         INTERIM FINANCIAL STATEMENTS.

                                     F - 8

                                                            ORGANITECH USA, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS
-------------------------------------------------------------------------------
IN U.S. DOLLARS

                                                                                          Period from
                                                                Six months                inception
                                                              Ended June 30,            (July 1, 1999)
                                                      -----------------------------        through
                                                         2006               2005         June 30, 2006
                                                      -----------       -----------       -----------
                                                                Unaudited                  Unaudited
                                                      -----------------------------       -----------

Net cash used in operating activities                 $(1,180,016)      $  (487,746)      $(5,408,993)

Net cash (used in) provided by investing
activities                                                (10,693)            1,636          (330,038)

Net cash provided by financing activities                 885,508           375,947         5,882,904
                                                      -----------       -----------       -----------

Increase (decrease) in cash and cash equivalents         (305,201)         (110,163)          143,873

Cash and cash equivalents at the beginning of
the period                                                449,074           112,798                 -
                                                      -----------       -----------       -----------

Cash and cash equivalents at the end of the
period                                                $   143,873       $     2,635       $   143,873
                                                      ===========       ===========       ===========

ANNEX A - SUPPLEMENTARY DISCLOSURE OF NON-CASH
EXPENSES

During the reporting period, the Company issued
shares and warrants in exchange for liabilities
to Shareholders, supplier and services rendered
by third party as follows:

Management fees - see Note 7(L)                       $         -       $         -       $   230,430
Marketing and distribution expenses -
see Note 7(N)(2)                                                -            27,500           110,000
Marketing and distribution expenses -
see Note 7(N)(3)                                                -                 -           155,875
Marketing and distribution expenses -
see Note 7(N)(4)                                                -                 -           600,000
Marketing and distribution expenses                             -                 -            22,666
                                                      -----------       -----------       -----------

                                                      $         -       $    27,500       $ 1,118,971
                                                      ===========       ===========       ===========

SUPPLEMENTARY DISCLOSURE OF NON-CASH
TRANSACTIONS

Management fees - see Note 7(L)                       $         -       $   170,430       $   170,430
Convertible loan Clal - see Note 5(B)                           -           100,000           100,000
Issuance of shares in consideration of loan
converted - see Note 5(A)                                       -           100,000           100,000
Materials from supplier - see Note 7(N)7                                      4,474             4,474
                                                      -----------       -----------       -----------

                                                      $         -       $   374,904       $   374,904
                                                      ===========       ===========       ===========

SUPPLEMENTARY CASH FLOW INFORMATION :

Interest paid                                         $     5,198       $      (777)      $     4,713
                                                      ===========       ===========       ===========

Income tax paid                                       $     1,310       $     1,240       $    15,130
                                                      ===========       ===========       ===========

                                     F - 9

                                                            ORGANITECH USA, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
IN U.S. DOLLARS

NOTE 1 - GENERAL

     A.   OrganiTech USA Inc. ("the Company" or "OrganiTECH"), a Delaware
          corporation, incorporated in 1981, and its subsidiary (collectively
          "the Group") design, develop, manufacture, market and support
          Hydroponics solutions and platforms for the Agriculture and
          Life-Science industries.

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

     B.   The Company is devoting substantial efforts towards activities such as research and development of its products, marketing, financial planning and capital raising. In the course of such activities, the
          Company and its subsidiary have sustained operating losses. The
          Company and its subsidiary have not generated sufficient revenues and have not achieved profitable operations or positive cash flows from operations. The Company's deficit accumulated during the development stage aggregated to $8,844,825 through June 30, 2006. There is no assurance that profitable operations, if ever achieved, could be sustained on a continuing basis.

          The Company plans to continue to finance its operations with a combination of stock issuance and private placements and from its revenues. There are no assurances, however, that the Company will be successful in obtaining an adequate level of financing needed for the long term development and commercialization of its planned products.

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

     C.   The accompanying unaudited interim consolidated financial statements have been prepared as of June 30, 2006, in accordance with United
          States generally accepted accounting principles relating to the preparation of financial statements for interim periods. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and six-month periods ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ended
          December 31, 2006.

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

     The Company's pro forma net loss for the period from inception through June
     30, 2006 approximates the reported net loss for the related period.

NOTE 3 - REVENUE RECOGNITION - CHANGE IN ESTIMATE

     Revenues from long-term contracts are recognized based on Statement of
     Position 81-1 "Accounting for Performance of Construction-Type and Certain
     Production-Type Contracts" ("SOP 81-1"). The Company adopted the percentage-of-completion method based on a zero profit margin, until it can make a more precise estimate, therefore equal amounts of revenues and costs, measured on the basis of performance during the period, are presented in the statements of operations.

     In the second quarter of 2006, after a significant progress in a project has been made, management estimated the probable range of profit it will gain from the project. As such, the gross profit of the project in the second quarter was based on the lowest probable level of estimate of the anticipated profit of the project.

     The change to a more precise estimate is accounted for as a change in accounting estimate. The effect of the change in the estimate on the net loss and net loss per share for both, the six-month and three-month periods ended June 30, 2006 has been $296,805 and $0.01, respectively.

                                     F - 11

                                                            ORGANITECH USA, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
IN U.S. DOLLARS

NOTE 3 - REVENUE RECOGNITION - CHANGE IN ESTIMATE (CONTINUED)

     In the six-month and three-month periods ended June 30, 2006 the Company derived most of its revenues from a single project and a single customer.

NOTE 4 - COST INCURRED ON CONTRACTS IN PROGRESS

                                                       JUNE 30,
                                                         2006
                                                       --------
                                                       Unaudited
                                                       --------

Cost incurred on long-term contracts in progress       $194,131
Raw materials                                           129,380
                                                       --------
                                                        323,511

Less -
  Cost incurred on contracts in progress deducted
  from customer advances                                194,131
                                                       --------

                                                       $129,380
                                                       ========

NOTE 5 - CONVERTIBLE LOANS

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

NOTE 5 - CONVERTIBLE LOANS (CONTINUED)

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

NOTE 6 - CONTINGENCIES

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

NOTE 7 - SHARE CAPITAL

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

     I.   As of June 30, 2006, the Company had 26,632,642 common shares outstanding, not including 550,000 common shares that are being held in escrow pending the completion of a private placement transaction and 200,000 common shares that are being held by the Company.

                                     F - 14

                                                            ORGANITECH USA, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
IN U.S. DOLLARS

NOTE 7 - SHARE CAPITAL (CONTINUED)

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

     L.   Management Fees

          (1)  On June 16, 2002 the Company and a third party investor (the
               "Investor") signed a management agreement. The management fees accumulated till December 31, 2004 were paid on May 2, 2005 by the issuance of 452,174 common shares of the Company.

          (2)  On July 1, 2003 the Company and Mr. Shimon Zenaty ("Shimon")
               signed a management agreement. The management fees accumulated till December 31, 2004 were paid on May 2, 2005 by the issuance of 652,059 common shares of the Company.

     M.   Equity Agreement

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

NOTE 7 - SHARE CAPITAL (CONTINUED)

     M.   Equity Agreement (Continued)

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

          As of June 30, 2006, the Company has not yet executed the Equity Line.

     N.   Service and consulting agreements for share issuance

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

                                                            ORGANITECH USA, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
IN U.S. DOLLARS

NOTE 7 - SHARE CAPITAL (CONTINUED)

     N.   Service and consulting agreements for share issuance (Continued)

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

     O.   Private Investment in Public Entity ("PIPE")

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

                                                            ORGANITECH USA, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
IN U.S. DOLLARS

NOTE 7 - SHARE CAPITAL (CONTINUED)

     O.   Private Investment in Public Entity ("PIPE") (Continued)

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

          (4)  On January 2, 2006, the Company's Board of Directors approved the increase of the financing under the PIPE agreement to 1.3M$ -
               1.5M$ until February 1, 2006. Pursuant to the above approval and to an amendment to the investment agreement signed on January 31,
               2006, Clal and the investors invested an additional $500,000 for which they received on April 2006 2,000,000 common shares at
               $0.25 per share, and additional options as follows: (i) A-1
               Warrants for up to 1,000,000 shares of common stock for an exercise price of $0.75 and (ii) A-2 Warrants for up to 1,000,000 shares for common stock for an exercise price of $1.00 or, in the last 30 days of the options, at a 10% discount from the average share price within the 30 days period prior to the date of the delivery notice. As of March 31, 2006 the Company received
               $450,000 and the remaining of $50,000 were received in April
               2006.

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

                                                            ORGANITECH USA, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
IN U.S. DOLLARS

NOTE 7 - SHARE CAPITAL (CONTINUED)

     O.   Private Investment in Public Entity ("PIPE") (Continued)

               Should the Company fails to (i) file a registration statement covering the Investment Shares and Warrants, or (ii) respond to comments from the Security and Exchange Commission ("SEC") within the time periods set forth in the Investment Agreement, or (iii)
               maintain the registration statement covering the Investment
               Shares and Warrants effective, the Company will bear a fine equal to 1% of the total amount under the PIPE agreement ($1.5M) per month. The Company filed the requested Form SB-2 on May 12, 2006 and responded to the comments from the SEC in accordance with the
               Investment Agreement.

     P.   Options to Purchase Company Shares

          (1)  On March 14, 2006 the Company and Clal entered into an agreement for the provision of past services provided by Clal to the
               Company in securing part of the PIPE agreement. Under the
               agreement, Clal is entitled to A-1 Warrants for the purchase of additional 180,000 shares of the Company's common shares and A-2
               Warrants for the purchase of additional 180,000 shares of the
               Company's common shares under the same terms and conditions detailed in the PIPE agreement.

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

NOTE 8 - STOCK BASED COMPENSATION

     A.   On December 23, 1999, OrganiTech Ltd. Board of Directors approved a stock compensation program with regard to one employee. The stock options granted under the program permits the employee to purchase
          6,000 common shares at an exercise price of New Israeli Shekel 0.01 per share. The options vest ratably over a period ending in March
          2003, and will expire in January 2006. The Company and the employee agreed to convert the option to purchase 6,000 OrganiTech Ltd. common shares under this program, into options to purchase 463,236 common shares of the Company at an exercise price of $0.0001 per share. All options granted under this program were exercised in full into common shares of the Company at their vesting dates.

                                     F - 19

                                                            ORGANITECH USA, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
IN U.S. DOLLARS

NOTE 8 - STOCK BASED COMPENSATION (CONTINUED)

     B.   On May 29, 2000 the Company granted a key employee options to purchase
          96,508 common shares at an exercise price of $1 per share. The options can be exercised upon the occurrence of a public issuance of shares by the Company, a merger or an acquisition of the Company. As of June 30,
          2006 all of the options granted are outstanding and fully vested.

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

          On February 19, 2006, the Board of Directors approved the increasing of the SOP in additional options to purchase up to additional
          3,000,000 common shares of the Company.

          On January 2, 2006 and February 19, 2006 the Company granted to the
          Chief Executive Officer and Chief Financial Officer of the Company
          1,500,000 and 250,000 options, respectively. The weighted average fair value of options granted on that date was $0.21. On June 28, 2006 the
          Company granted to four of its employees and one service provider a total of 430,000 options. The weighted average fair value of the options granted on that date was $0.27.

          As of June 30, 2006, 1,212,000 options of the Company were still available for future grants.

          Options vest over a period of zero to four years from the date of grant and expire no longer than ten years of grant.

          The fair value of the options granted during year 2005 and the six-month period ended June 30, 2006 was estimated using a Black &
          Scholes option pricing model, with the following weighted average assumptions:

          Divided yield                                     0%
          Expected volatility                              122%
          Risk-free interest rate                      4.6% - 5.23%
          Expected life                                  6 years

                                     F - 20

                                                            ORGANITECH USA, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
IN U.S. DOLLARS

NOTE 8 - STOCK BASED COMPENSATION (CONTINUED)

     D.   A summary of the status of the Company's stock option plans:

                                                                                            PERIOD FROM INCEPTION
                                 SIX MONTHS ENDED              SIX MONTHS ENDED                (JULY 1, 1999)
                                  JUNE 30, 2006                 JUNE 30,  2005              THROUGH JUNE 30, 2006
                              ----------------------      --------------------------      ------------------------
                                              WEIGHTED                      WEIGHTED                       WEIGHTED
                                              AVERAGE                       AVERAGE                        AVERAGE
                              NUMBER OF       EXERCISE     NUMBER OF        EXERCISE       NUMBER OF       EXERCISE
                               OPTIONS         PRICE        OPTIONS          PRICE          OPTIONS         PRICE
                              ----------      ------      ----------      ----------      ----------       -------
Outstanding - beginning
 of the year                   1,326,508      $0.246          96,508      $        1               -             -

Granted                        2,180,000      $0.222               -               -       3,969,744       $ 0.204

Exercised                              -           -               -               -        (463,236)      $0.0001
                              ----------      ------      ----------      ----------      ----------       -------

Outstanding - ending of
the period                     3,506,508      $0.231          96,508      $        1       3,506,508       $ 0.231
                              ==========      ======      ==========      ==========      ==========       =======

Exercisable - ending of
the period                       949,008      $0.284          96,508      $        1         949,008       $ 0.284
                              ==========      ======      ==========      ==========      ==========       =======

          Compensation expenses amounting to $264,190, $(0) and $746,250 were recognized during the six months ended June 30, 2006 and 2005 and for the period from inception through June 30, 2006, respectively.

          As of June 30, 2006, the total unrecognized estimated compensation costs related to non-vested stock options granted prior to that date was $486,825, which is expected to be recognized over a period of up to 4 years. The weighted average remaining contractual term (years)
          for outstanding and exercisable stock options as of June 30, 2006 is
          5.41 and 5.53 years, respectively.

                                     F - 21

ITEM 2   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following management's discussion and analysis or plan of operation should be read in conjunction with our condensed interim unaudited consolidated financial statements for the period ended June 30, 2006 thereto contained elsewhere in this report and with our audited consolidated financial statements and notes for the year ended December 31, 2005.

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

DESCRIPTION OF BUSINESS

We are a Delaware corporation, incorporated in 1981 (organized as a Colorado corporation on December 8, 1981, see further on in 'Corporate History') and leading in offerings a "Hydroponics Growing Factory". We design, develop, manufacture, market and support Hydroponics solutions and platforms for the
Agriculture and Life-Science industries, enabling the growth of leafy vegetables and herbs in a highly economic, clean and automated surrounding, making optimal use of resources such as water, energy, labor and land.

Our core business is conducted primarily through our wholly-owned subsidiary,
OrganiTECH Ltd., a company organized under the laws of Israel. OrganiTECH Ltd.
operates mainly in the Agriculture Industrialization arena. Since our formation in 1999, we have been developing, producing and marketing our proprietary technology. Our leading products are:

a)   GT2500 - the Company's leading product - a fully automated ,computerized controlled Hydroponics sustainable greenhouse designed to grow and harvest commercial quantities of hydroponics, pesticide free, green leaf vegetables and herbs, while making optimal use of resources such as water, energy, labor and land.

b)   GT2000 - a self-contained, portable, robotic, sustainable agricultural platform designed to automatically seed, transplant, grow and harvest commercial quantities of hydroponics, pesticide free, green leaf vegetables and herbs. It has yet to be matured and additional development work is still required before its full commercialization.

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

LOCALIZATION OF AGRICULTURAL COST-EFFECTIVE-PRODUCTION

The distribution costs for producers of leafy vegetables are relatively large as a result of the high space/weight ratio when transporting these products. As a result producers typically seek locations near to the point of sale, which will often be close to large conurbations where overhead costs, especially energy and labor, are very high. The usage of our hydroponics technology enable significant reductions in the costs of energy and labor and consequently, enables either local growers of leafy vegetables produce or importers of leafy vegetables produce to such locations, to situate in locations of their choice while simultaneously enabling them to compete with cheap local/imported products.

THE NEED FOR SUSTAINABLE AGRICULTURE

The practice of reducing inputs while raising output is a growing trend referred to as "sustainable agriculture". An estimated 30-80 percent of applied nitrogen and pesticides used in the agriculture industry are already lost to the environment. According to many industry experts, one of the most critical elements for agricultural equipment innovations is that they should be guided by ecological considerations that not only increase world food production, but also preserve our non-renewable resources and reduce chemical usage, water scarcity, global warming and ecological implications from fertilizers and increased reliance on pesticides compound. There is a need for innovations that balance the needs of the "natural world" with the insatiable demands of the "human world". Sustainable agricultural technologies - those that reduce input costs, increase yield, and are more "earth friendly" - such as our hydroponics technology, are expected to drive the frontline of growth in the agriculture equipment industry.

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

It is now understood that a move out from the soil-grown crops into a hydroponics production system could potentially solve many of the current residue problems, increase throughput and ultimately improve the longer-term economic outlook for the crop. This is where our hydroponics production systems enter the equation offering growers novel, environmentally friendly growing units and methods.

OUR POTENTIAL CUSTOMERS

Based on the above, the Company's potential customers are principally farmers and growers who wish to expand their operations or increase productivity, food industry companies seeking to expand their value chain by controlling the growth of leafy vegetables herbs and new entrepreneurs seeking for new business.

OUR PRODUCTS

THE GROWTECH(TM) 2500

Our leading product to date is the GrowTECH(TM)2500, an automated platform using
GrowTECH(TM)2000 (see below) proprietary technology and know-how, and combining it within a greenhouse controlled environment. The GrowTECH(TM)2500 enables the growth of leafy vegetables in a highly economical clean and automated surrounding, saving significantly in resources such as energy and labor while making optimal use of water and land. By integrating OrganiTECH Ltd.'s hydroponics Rotating Field-System (RFS) technology in the GrowTECH(TM)2500, vegetables (i.e. lettuce) float in Styrofoam trays on water tables, which serve as a nutritious solution and a means of transport through the growth process. By automating the seedling and harvesting process, the GrowTECH(TM)2500 enables utilizing the land to the maximum, and increasing produce about 5-6 times more than conventional greenhouse yields.

GrowTECH(TM)2500 enables year round, high yield production of quality pesticide free plants with extended shelf-life, while significantly reducing heating and labor costs per plant, the most serious cost-drivers in the greenhouse industry.
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

THE GROWTECH TM 2000

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

Designed for controlled environment in closed spaces (i.e. containers) where sunlight is not available and full artificial lightning is required for the cultivation process, the cost-efficiency of the GrowTECH(TM)2000 is generally determined by the cost of energy and can therefore vary significantly.

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

For projects signed during the year 2004 (and performed till and during the year
2005), which were our first projects, management used the completed-contract method as we could not expect to perform all of our contractual obligations and had not gained sufficient experience for estimating contract costs. For contracts signed in 2005 and thereafter, and after performing several projects and obtaining adequate experience, management believes we possess sufficient technical, business and commercial experience to ensure and estimate, for each specific project, the percentage-of-completion. As such, we started to adopt the percentage-of-completion method based on a zero profit margin, until we can make a more precise estimate, therefore equal amounts of revenues and costs, measured on the basis of performance during the period, are presented in the statement of operations.

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
Estimated gross profit or loss from long-term contracts may change due to changes in estimates resulting from differences between actual performance and original estimated forecasts. Such changes in estimated gross profit are recorded in results of operations when they are reasonably determinable by management, on a cumulative catch-up basis. During the second quarter of year
2006, after a significant progress in a project was made, management recognized profit in accordance with the percentage-of-completion method, based on the lowest probable level of profit. The change to a more precise estimate is accounted for as a change in accounting estimate. Anticipated losses on contracts are charged to earnings when determined to be probable.

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

Management reviews periodically the estimates of progress towards completion and project costs. These estimates are determined based on engineering estimates and past experience, by personnel having the appropriate expertise to make reasonable estimates of the related costs and take into consideration the probability of achievement of certain milestones, as well as other factors that might impact the contract's completion.

A number of internal and external factors affect cost estimates, including labor rates, estimated future material prices, revised estimates of uncompleted work, linkage to indices and exchange rates, customer specifications and other required unplanned adjustments. If any of the above factors were to change, or if different assumptions were used in estimating progress cost and measuring progress towards completion, it is likely that different amounts would be reported in our consolidated financial statements.

We believe that the use of the percentage-of-completion method is appropriate since we have the ability to make reasonably dependable estimates of the extent of progress towards completion, contract revenues and contract costs.

STOCK-BASED COMPENSATION

We apply SFAS No. 123 and Emerging Issues Task Force No. 96-18 "Accounting for
Equity Instruments that are Issued to other than Employees for Acquiring, or in conjunction with selling, goods or services" ("EIFT 96-18"), with respect to options and warrants issued to non-employees. SFAS No. 123 requires the use of option valuation models to measure the fair value of the options and warrants at the date of grant. The fair value of the options granted during year 2005 and the period ended June 30, 2006 was estimated using a Black & Scholes option pricing model.

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

COMPARISON OF THE QUARTER ENDED JUNE 30, 2006 TO THE QUARTER ENDED JUNE 30, 2005

SUMMARY

                                   Six months ended June 30,          Three months ended June 30,
                                    2006             2005               2006              2005
                                -----------       -----------       -----------       -----------

Revenues                        $ 1,291,916       $         0       $   857,509       $         0

Net Loss                        $  (765,597)      $  (452,484)      $  (219,820)      $  (239,259)

Net Loss per Common Share       $     (0.03)      $     (0.02)      $     (0.01)      $     (0.01)

Dividends per Common Share      $         0       $         0       $         0       $         0

RESULTS OF OPERATIONS

REVENUES

In the six months ended June 30, 2006 our revenues were $1,291,916 compared to no revenues in the six months ended June 30, 2005. In the three months ended
June 30, 2006 our revenues were $857,509 compared to no revenues in the three months ended June 30, 2005.

The revenues in 2006 derived from the new GrowTECH2500 large scale project in
Russia which was signed in mid 2005 and was recognized based on the percentage-of-completion method.

We believe that in 2006 our revenues will derive from a limited number of customers and that a significant amount will be attributed to our project in
Russia mentioned above.

COST OF REVENUES AND GROSS PROFIT (LOSS)

Cost of revenues increased to $1,061,884 in the six months ended June 30, 2006 from $9,506 in the six months ended June 30, 2005. Cost of revenues for the six months ended June 30, 2006 consisted mainly of materials, labor and sub-contractors expenses and provisions recorded for royalties that were related to the recognized revenues derived from our adoption of the
percentage-of-completion. Cost of revenues for the six months ended June 30,
2005 consisted mainly inventories write-off and the reconciliation of a provision for a warranty.

In the three months ended June 30, 2006 cost of revenues increased to $600,263 from an income of $6,848 in the three months ended June 30, 2005. The increase was primarily due to increased expenses related to the recognized revenues derived from the adoption of the percentage-of-completion.

In the first quarter of 2006 revenues and costs were recognized based on `zero profit margin', where equal amounts of revenues and costs, measured on the basis of performance during the period, were presented in the statements of operations. During the second quarter of 2006, after a significant progress in a project has been made, management recognized profit in accordance with the percentage-of-completion method, based on the lowest probable level of profit.
The effect of the change in the estimate on the net loss and net loss per share for both, the six-month and three-month periods ended June 30, 2006 has been
$296,805 and $0.01, respectively.

For the reasons described above, we had gross profit of $230,032 in the six month period ended June 30, 2006 compared to a gross loss of $9,506 in the six months ended June 30, 2005. For the same reasons described above, in the three months ended June 30, 2006 we had gross profit of $257,246.

RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses increased by 452% to $227,288 in the six months ended June 30, 2006 from $41,188 in the six months ended June 30, 2005.
The increase was primarily due to increased payroll and related costs and sub-contractors' costs during the six months ended June 30, 2006. As a percentage of revenues, our research and development expenses were 18% in the six months ended June 30, 2006.

In the three months ended June 30, 2006 research and development expenses increased by 328% to $134,783 from $31,480 in the three months ended June 30,
2005. The increase was primarily due to increased payroll costs and sub-contractors costs. As a percentage of revenue, our research and development expenses were 16% in the three months ended June 30, 2006.

We expect to continue to incur research and development costs (which will be limited to our available financial resources), related to our continued
GrowTECH2500 development and to a lesser extent, our continued development of
GrowTECH2000 and other Bio-Tech product lines.

SELLING AND MARKETING EXPENSES

Selling and marketing expenses increased by 300% to $467,405 in the six months ended June 30, 2006 from $116,861 in the six months ended June 30, 2005. The increase in selling and marketing expenses is primarily attributable to increased payroll costs, amortization of deferred stock based compensation, commissions related to recognized revenues and to expenses related to demo-systems deployed in Europe and the USA. As a percentage of revenues, our selling and marketing expenses were 36% in the six months ended June 30, 2006.

In the three months ended June 30, 2006 selling and marketing expenses increased by 418% to $195,386 from $37,743 in the three months ended June 30, 2005. The increase was primarily due to increased payroll costs, amortization of deferred stock based compensation and commissions related to recognized revenues during the three months ended June 30, 2006. As a percentage of revenues, our selling and marketing expenses were 23% in the three months ended June 30, 2006.

As of the date of the report, we maintain three demo-sites for which the majority of the expense was already incurred. However, we expect to continue to incur other increased selling and marketing expenses (limited to our available financial resources), as we believe that the need for our products is worldwide and our sales volume is directly influenced by the sales and marketing efforts invested.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses increased by 108% to $345,071 in the six months ended June 30, 2006 from $166,225 in the six months ended June 30, 2005.
The increase in general and administrative expenses was primarily in payroll costs and amortization of deferred stock based compensation, the majority of which was related to the recruiting of new chief executive officer and chief financial officer, and in professional services. As a percentage of revenue, our general and administrative expenses were 27% in the six months ended June 30,
2006.

In the three months ended June 30, 2006 general and administration expenses increased by 79% to $144,340 from $80,760 in the three months ended June 30,
2005. The increase was primarily due to increased payroll costs and amortization of deferred stock based compensation and in professional services. As a percentage of revenue, general and administration expenses were 17% in the three months ended June 30, 2006.

We expect to maintain this level of general and administrative expenses, limited to our available financial resources.

FINANCIAL INCOME/EXPENSES

Financial income was $44,135 in the six months ended June 30, 2006 compared to an expense of $118,525 in the six months ended June 30, 2005. During the six months ended June 30, 2006 financial income consisted primarily of writing off of a provision recorded in year 2005 for a possible penalty related to an equity investment in our company (for further information see note 6N. of our condensed interim unaudited consolidated financial statements for the period ended June
30, 2006 in Part I - Item 1 of this Report). During the six months ended June
30, 2005 financial expenses consisted primarily of interest on convertible loan received from a related party.

In the three months ended June 30, 2006 financial expenses decreased by 97% to
$2,557 from $96,124 in the three months ended June 30, 2005. The decrease was primarily due to expenses related to interest on a convertible loan received from a related party.

OPERATING LOSS AND NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS

In the three months ended June 30, 2006 our operating loss increased by 52% to
$217,263 in the three months ended June 30, 2006 from $143,135 in the three months ended June 30, 2005 and our net loss decreased by 8% to $219,820 in the three months ended June 30, 2006 from $239,259 in the three months ended June
30, 2005.

Our operating loss increased by 143% to $809,732 in the six months ended June
30, 2006 from $333,780 in the six months ended June 30, 2005 and our net loss increased by 69% to $765,597 in the six months ended June 30, 2006 from $452,484 in the six months ended June 30, 2005.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2006, we had cash and cash equivalents totaling $143,873 compared to $449,074 as of December 31, 2005.

We entered into an equity line with Dutchesss Capital Management LLC signed on
July 20, 2003, that we do not anticipate using. For more information on the equity line, see Note 14L of our audited annual financial statements for the year ended December 31, 2005 included in our Annual Report on Form 10KSB/A. We have no restricted cash or material capital commitments.

Since our inception in 1999, we have financed our operations through private sales of common shares and convertible loans, which have totaled $8.0 million
(net of transaction expenses). We have used the proceeds of the sale of all securities for working capital and other general corporate purposes.

Until we are able to generate sufficient cash from operations, we intend to use our existing cash resources to finance our operations. Based on our monthly expenses, we do not have sufficient cash to satisfy our operational and development requirements over the next 12 months. Our consolidated financial statements for the fiscal year ended December 31, 2005 and for the six months ended June 30, 2006 include an explanatory paragraph which states that we have suffered recurring losses from operations and a negative cash flow from operating activities that raise substantial doubt about our ability to continue as a going concern.

For the six months ended June 30, 2006, we had $1,180,016 in cash used in operating activities compared with $487,746 for the six months ended June 30,
2005. The operating cash outflow for the six months ended June 30 2006 was primarily a result of our net loss of $765,597 and a decrease in customer advances and trade payables. The cash outflow was partially offset by a decrease in costs incurred on contracts in progress, net of advances and other receivables, and by amortization of deferred stock-based compensation.

The net cash used in investment activities for the six months ended June 30,
2006 was $10,693 compared with $1,636 provided by investment activities for the six months ended June 30, 2005. The cash used in investment activities for the six months ended June 30, 2006 was a result of the purchase of capital equipment.

Our net cash inflow from financing activities for the six months ended June 30,
2006 was $885,508 and for the six months ended June 30, 2005 was $375,947. The net cash inflow from financing activities for both periods was generated primarily from the proceeds of the issuance of shares, net of issuance expenses.

There were no long term loans, commitments or off-balance sheet guarantees as of
June 30, 2006.

For information on our failure to invest in our fixed assets, the sums required for maintaining certain tax benefits to which we are entitled as an Approved
Enterprise, see our Annual Report on Form 10K/A for the year ended December 31,
2005 - Item 1, Governmental Regulation.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in future condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

ITEM 3   CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

An evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer ("CEO") and Chief
Financial Officer ("CFO"), of the effectiveness of our disclosure controls and procedures as of June 30, 2006. Disclosure controls and procedures are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Form 10-QSB, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange
Commission's rules and forms. Based on this evaluation, our Chief Executive
Officer and Chief Financial Officer concluded that as of June 30, 2006, our disclosure controls and procedures are generally effective for gathering, analyzing and disclosing the information that we are required to disclose in the reports filed under the Securities Exchange Act of 1934.

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

There were no changes in our internal controls over financial reporting, known to the Chief Executive Officer or the Chief Financial Officer, that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                          PART II - OTHER INFORMATION

ITEM 1   LEGAL PROCEEDINGS

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

PURCHASE AGREEMENT WITH A SPANISH CUSTOMER

On July 3, 2006, we issued a press release announcing the execution of a purchase agreement for the sale of our hydroponics greenhouses to a Spanish customer for Euro 1.8 million. The purchase agreement also provides the customer with an option to purchase two further systems for an aggregate of an additional
Euro 3.6 million. The agreement was entered into on June 28, 2006. As of the date of this report we have collected Euro 450,000 under the purchase agreement.

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

                               + Filed herewith.

     (b)  REPORTS ON FORM 8-K.

Our current reports on Form 8-K filed since April 1, 2006 are as follows:

---------------------------------------- ---------------------------------------
                MONTH                                  FILING DATES
---------------------------------------- ---------------------------------------

---------------------------------------- ---------------------------------------
April 2006                               April 3, 2006
---------------------------------------- ---------------------------------------
July 2006                                July 3, 2006
---------------------------------------- ---------------------------------------

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 14, 2006.

ORGANITECH USA, INC.

By: /s/ Lior Hessel
-------------------
Lior Hessel, Chairman of the Board of Directors

By: /s/Rachel Ben-Nun
---------------------
Rachel Ben-Nun, Chief Executive Officer

By: /s/ Yaron Shalem
--------------------
Yaron Shalem, Chief Financial Officer and Chief Accounting Officer

