Form 10KSB/A
period 2005-12-31
ORGANITECH USA INC
filed 2006-09-07
CIK 832810

                                  STATES UNITED
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 Amendment No.2
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

The entitlement to the above benefits under the Approved Enterprise is conditional upon OrganiTECH Ltd.'s fulfilling the conditions stipulated by the law, regulations published thereunder and the letters of approval for the specific investment in the Approved Enterprise, including, but not limited to making investments in fixed assets in the approximate amount of $1,335,000. In the event of failure to comply with this condition, the benefits may be canceled and OrganiTECH Ltd. may be required to give up the benefits,, previously received, if any, in whole or in part. OrganiTECH Ltd. has made efforts in meeting the applicable conditions, however, as of December 2005, it has invested only $290,678 in fixed assets. On December 18, 2005 the OrganiTECH Ltd. filed a request to decrease the amount of required investments from $1,335,000 to
$292,000; however it has yet to receive any response regarding the above mentioned request. OrganiTECH Ltd. plans to approach the governmental agency responsible and ask again for the retroactive revision of the approval in a way that it will be considered as complying with the said conditions.. As of
December 31, 2005 we have carried forward tax losses in the amount of $8.5 million. In light of the above, in the event that the benefits are cancelled we do not anticipate any material effect on our results of operations in the near future.

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

     Such aggregated price included the conversion by Clal of the convertible promissory note into an equity investment in the Company (see note 12 B of the Company's audited financial statements). Pursuant to the agreement, the
     Company agreed to issue to the investors and Clal, two types of options, proportionally to their effective investment: (i) Option type A ("A-1
     Warrants") were for up to 2,000,000 shares of common stock exercisable for the longer of 360 days from the Closing Date or 3 months from the declaration of effectiveness of a registration statement covering the
     Investment Shares, for an exercise price of $0.75 per share of common stock; and (ii) Option type B ("A-2 Warrants") were for up to 2,000,000 shares of common stock exercisable for the longer of 540 days from the
     Closing Date or 3 months from the declaration of effectiveness of a registration statement covering the Investment Shares, for an exercise price of $1.00 per share of common stock or, in the last 30 days of the term of the options, at a 10% discount from the average share price within the 30 day period prior to the date of the delivery notice.

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

(4)  On January 2, 2006, the Company's Board of Directors approved an increase of the amount that could be raised under the PIPE Agreement to $1.3 Million
     - $1.5 Million until February 1, 2006. Pursuant to the above approval and to an amendment to the investment agreement signed on January 31, 2006,
     Clal and the investors invested an additional $500,000 in consideration for
     2,000,000 common shares at $0.25 per share, and additional options as follows: (i) A-1 Warrants for up to 1,000,000 shares of common stock for an exercise price of $0.75 per share of common stock and (ii) A-2 Warrants for up to 1,000,000 shares for common stock for an exercise price of $1.00 per share of common stock or, in the last 30 days of the term of the options, at a 10% discount from the average share price during the 30 day period prior to the date of the delivery notice.

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

ITEM 8B   CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

An evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial
Officer, of the effectiveness of our disclosure controls and procedures as of
December 31, 2005. Disclosure controls and procedures are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Form 10-KSB, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Based on this evaluation, our Chief Executive Officer and Chief Financial
Officer concluded that our disclosure controls and procedures are effective for gathering, analyzing and disclosing the information that we are required to disclose in the reports filed under the Securities Exchange Act of 1934. Such evaluation did not identify any change in the year ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

2.7            Certificate of Ownership and Merger of the Company into Incubate
               This! (6)

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

ORGANITECH USA, INC.

By: /s/ Lior Hessel
-------------------
Lior Hessel, Chairman of the Board of Directors

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant on September 7, 2006, in the capacities indicated.

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

                                     F - 4

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

                                     F - 5

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

                                     F - 6

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

                                     F - 7

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

                                     F - 8

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

                                     F - 9

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

                                     F - 10

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

                                     F - 11

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

                                     F - 12

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

                                     F - 13

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

                                     F - 14

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

                                     F - 15

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

                                     F - 16

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

                                     F - 17

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

                                     F - 18

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

                                     F - 19

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

                                     F - 20

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

                                     F - 21

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

                                     F - 22

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

                                     F - 23

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

                                     F - 24

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

                                     F - 25

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

                                     F - 26

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

                                     F - 27

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

                                     F - 28

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

                                     F - 29

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

                                     F - 30

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

                                     F - 31

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

                                     F - 32

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

                                     F - 33

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

                                     F - 34

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

                                     F - 35

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

                                     F - 36

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

                                     F - 37

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

                                     F - 38

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

                                     F - 39

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

                                     F - 40

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

                                     F - 41

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

                                     F - 42