Form 10QSB/A
period 2006-03-31
ORGANITECH USA INC
filed 2006-09-07
CIK 832810

                                  STATES UNITED
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 Amendment No.1
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

                                     F - 23

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

ITEM 3 CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

An evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer ("CEO") and Chief
Financial Officer ("CFO"), of the effectiveness of our disclosure controls and procedures as of March 31, 2006. Disclosure controls and procedures are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Form 10-QSB, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange
Commission's rules and forms. Based on this evaluation, our Chief Executive
Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective for gathering, analyzing and disclosing the information that we are required to disclose in the reports filed under the Securities
Exchange Act of 1934. Such evaluation did not identify any change in the period ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

-    Pursuant to a PIPE investment agreement with Clal Finance Underwriters Ltd.
     ("Clal") dated February 20, 2005 and amended on January 31, 2006, we issued
     (i) 3,600,000 shares of our common stock to a group of investors in consideration for $900,000, together with (ii) 1,800,000 A-1 Warrants, and
     (iii) 1,800,000 A-2 Warrants.. The A-1 Warrants are exercisable until the later of April 30, 2007, or 3 months from the declaration of effectiveness of this registration statement for an exercise price of either (i) $0.75 per share of common stock, or (ii) in the last 30 days of the term of the warrants, at a 10% discount from the average share price within the 30 day period prior to the date on which the warrant holder notified us of its intention to exercise the A-1 Warrant. The A-2 Warrants are exercisable until the later of July 31, 2007, or 3 months from the declaration of effectiveness of this registration statement, for an exercise price of either (i) $1.00 per share of common stock, or, (ii) in the last 30 days of the term of the warrants, at a 10% discount from the average share price within the 30 day period prior to the date on which the warrant holder notified us of its intention to exercise the A-1 Warrant. We are currently in the process of registering all of the securities issued in connection with this transaction for re-sale.

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

+    Filed herewith.

     (b) REPORTS ON FORM 8-K.

Our current reports on Form 8-K filed since January 1, 2006 are as follows:

         MONTH                             FILING DATES
         -----                             ------------

January 2006                          January 1, 2006
February 2006                         February 27, 2006 (three reports)
April 2006                            April 3, 2006
July 2006                             July  3, 2006

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on September 7, 2006.

ORGANITECH USA, INC.

By: /s/ Lior Hessel
-------------------
Lior Hessel, Chairman of the Board of Directors

By: /s/Rachel Ben-Nun
---------------------
Rachel Ben-Nun, Chief Executive Officer

By: /s/ Yaron Shalem
--------------------
Yaron Shalem, Chief Financial Officer and Chief Accounting Officer

                              ORGANITECH USA, INC.