Form 10QSB/A
period 2006-06-30
ORGANITECH USA INC
filed 2006-09-07
CIK 832810

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

ITEM 3   CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

An evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer ("CEO") and Chief
Financial Officer ("CFO"), of the effectiveness of our disclosure controls and procedures as of June 30, 2006. Disclosure controls and procedures are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Form 10-QSB, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange
Commission's rules and forms. Based on this evaluation, our Chief Executive
Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective for gathering, analyzing and disclosing the information that we are required to disclose in the reports filed under the Securities
Exchange Act of 1934. Such evaluation did not identify any change in the period ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

