Form 10QSB
period 2006-09-30
ORGANITECH USA INC
filed 2006-11-13
CIK 832810

                                  STATES UNITED
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

          (Mark One)

          [X] Quarterly report pursuant to section 13 or 15(d) of the Securities
          Exchange Act of 1934

          For the period ended September 30, 2006

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

As of September 30, 2006, the issuer had 26,632,642 shares of its common stock outstanding.

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

                            AS OF SEPTEMBER 30, 2006
                                   (Unaudited)

                              OrganiTech USA, Inc.
                          (A Development Stage Company)
               Condensed Consolidated Interim Financial Statements
                            AS OF SEPTEMBER 30, 2006
                                   (Unaudited)

                                    CONTENTS

                                                                        Page
                                                                       ------

Condensed Consolidated Interim Balance Sheet                             F-3

Condensed Consolidated Interim Statements of Operations                  F-4

Condensed Interim Statements of Shareholders` Deficiency              F-5 - F-7

Condensed Consolidated Interim Statements of Cash Flows               F-8 - F-9

Notes to Condensed Consolidated Interim Financial Statements         F-10 - F-23

                                                            ORGANITECH USA, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED INTERIM BALANCE SHEET
--------------------------------------------------------------------------------
IN U.S. DOLLARS

                                                                       September 30,
                                                                           2006
                                                                        ----------
                                                                         Unaudited
                                                                        -----------

 ASSETS

Cash and cash equivalents                                               $   593,626
Trade receivables                                                             2,073
Other receivables and prepaid expenses                                      134,151
Related parties                                                               2,789
Costs incurred on contracts in progress                                     113,943
                                                                        -----------
                                                                            846,582
                                                                        -----------

Deposit in respect with long-term lease                                       6,833
Severance pay fund                                                           81,216
Property and equipment, net                                                 163,345
                                                                        -----------
                                                                            251,394
                                                                        -----------

                                                                        $ 1,097,976
                                                                        ===========

LIABILITES AND SHAREHOLDERS' DEFICIENCY

Short-term bank credit                                                  $     1,361
Trade payables                                                              660,650
Other payables and accrued expenses                                       1,005,824
Related parties                                                              79,089
Customers advances in excess of costs incurred on contracts in
progress                                                                    381,688
                                                                        -----------
                                                                          2,128,612
                                                                        -----------

Accrued severance pay                                                       160,847
                                                                        -----------

Shareholders' deficiency

Common shares of $0.001 par value, authorized 80,000,000
shares, issued and outstanding - 26,632,642 shares                           26,633
Additional paid in capital                                                7,945,263
Accumulated deficit during the development stage                         (9,163,379)
                                                                        -----------
Total shareholders' deficiency                                           (1,191,483)
                                                                        -----------

                                                                        $ 1,097,976
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

                                                            ORGANITECH USA, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED INTERIM STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------
IN U.S. DOLLARS

                                                                                                                 Period from
                                                                                                                  inception
                                                  Nine months                         Three months              (July 1, 1999)
                                              ended September 30,                  ended September 30,             through
                                         ------------------------------      ------------------------------      September 30,
                                             2006              2005              2006              2005              2006
                                         ------------      ------------      ------------      ------------      ------------
                                                   Unaudited                           Unaudited                  Unaudited
                                         ------------------------------      ------------------------------      ------------

Revenues                                 $  2,463,062      $    289,380      $  1,171,146      $    289,380      $  4,522,183

Cost of revenues                            2,059,953           323,211           998,069           313,705         4,158,183
                                         ------------      ------------      ------------      ------------      ------------

Gross profit (loss)                           403,109           (33,831)          173,077           (24,325)          364,000
                                         ------------      ------------      ------------      ------------      ------------

Research and development expenses,
net                                           347,261           103,691           119,973            62,503         3,671,413

Selling and marketing expenses                663,798           147,455           196,393            30,594         2,232,099

General and administrative expenses           499,540           252,828           154,469            86,603         3,309,951
                                         ------------      ------------      ------------      ------------      ------------

Total operating expenses                    1,510,599           503,974           470,835           179,700         9,213,463
                                         ------------      ------------      ------------      ------------      ------------

Operating loss                             (1,107,490)         (537,805)         (297,758)         (204,025)       (8,849,463)

Financing income (expenses), net               23,339          (132,632)          (20,796)          (14,107)         (263,608)

Other expenses, net                                 -              (179)                -                 -           (50,308)
                                         ------------      ------------      ------------      ------------      ------------

Net loss                                 $ (1,084,151)     $   (670,616)     $   (318,554)     $   (218,132)     $ (9,163,379)
                                         ============      ============      ============      ============      ============

Basic and diluted net loss
per common share                         $      (0.04)     $      (0.03)     $      (0.01)     $      (0.01)
                                         ============      ============      ============      ============

Weighted average number of common
shares outstanding used in basic and
diluted net loss per share
calculation                                25,998,198        20,877,821        26,632,642        22,123,552
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

                                                            ORGANITECH USA, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)
CONDENSED INTERIM STATEMENTS OF SHAREHOLDERS' DEFICIENCY
--------------------------------------------------------------------------------
IN U.S. DOLLARS

                                                             PREFERRED SHARES                    COMMON SHARES
                                                        ---------------------------      -----------------------------                                        DEFICIT            TOTAL
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
CONDENSED INTERIM STATEMENTS OF SHAREHOLDERS' DEFICIENCY (CONT.)
--------------------------------------------------------------------------------
IN U.S. DOLLARS

                                                                       COMMON SHARES
                                                                ---------------------------                                                         DEFICIT
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

                                                            ORGANITECH USA, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)
CONDENSED INTERIM STATEMENTS OF SHAREHOLDERS' DEFICIENCY (CONT.)
--------------------------------------------------------------------------------
IN U.S. DOLLARS

                                                                      COMMON SHARES
                                                                ---------------------------                                         DEFICIT
                                                                 NUMBER OF                      ADDITIONAL                        ACCUMULATED         TOTAL
                                                                OUTSTANDING      COMMON          PAID IN         RECEIPT ON        DURING THE      SHAREHOLDERS'
                                                               COMMON SHARES  SHARES CAPITAL    CAPITAL (1)  ACCOUNT OF SHARES  DEVELOPMENT STAGE   DEFICIENCY
                                                                -----------     -----------     -----------      -----------      -----------      -----------
                                                                IN THOUSANDS
                                                                -----------

Balance as of December 31, 2004                                      18,268     $    18,268     $ 5,788,889      $    25,000      $(7,080,730)     $(1,248,573)
Common shares to service provider ($0.15) issued in May                 452             452          71,016                -                -           71,468
Common shares to service provider ($0.15) issued in May                 653             653          98,309                -                -           98,962
Common shares ($0.25) issued in March, May and November               2,400           2,400         521,899                -                -          524,299
Common shares to consultant ($0.18) issued in May                        33              33           2,967                -                -            3,000
Compensation related to amortization of deferred marketing
and distribution costs                                                    -               -          41,250                -                -           41,250
Common shares to supplier issued in May                                  18              18           4,456                -                -            4,474
Common shares ($0.25) issued in May                                     100             100          24,900          (25,000)               -                -
Common shares to SH.A Gali issued in March in connection
with a grant of convertible loan                                        200             200            (200)               -                -                -
Common shares to SH.A Gali ($0.22) issued in November for a
convertible loan                                                        455             455          99,545                -                -          100,000
Penalty paid  to SH.A Gali in connection with convertible
loan ($0.22)                                                            454             454          99,546                                            100,000
Amortization of stock-based compensation                                  -               -             575                -                -              575
Net loss                                                                  -               -               -                -         (998,498)        (998,498)
                                                                -----------     -----------     -----------      -----------      -----------      -----------
Balance as of December 31, 2005                                      23,033          23,033       6,753,152                -       (8,079,228)      (1,303,043)
Common shares ($0.25) issued in April                                 3,600           3,600         880,900                -                -          884,500
Amortization of stock-based compensation                                  -               -         311,211                -                -          311,211
Net loss for the period                                                   -               -               -                -       (1,084,151)      (1,084,151)
                                                                -----------     -----------     -----------      -----------      -----------      -----------

Balance as of September 30, 2006 (unaudited)                         26,633     $    26,633     $ 7,945,263      $         -      $(9,163,379)     $(1,191,483)
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

                                                            ORGANITECH USA, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------
IN U.S. DOLLARS

                                                                                         Period from
                                                                                         inception
                                                                Nine months            (July 1, 1999)
                                                            Ended September 30,           through
                                                       ----------------------------      September 30,
                                                         2006             2005              2006
                                                       -----------      -----------      -----------
                                                                Unaudited                  Unaudited
                                                       -----------------------------      -----------

Cash flows used in operating activities:

Net loss for the period                                $(1,084,151)     $  (670,616)     $(9,163,379)
                                                       -----------      -----------      -----------

Adjustments to reconcile net loss to net cash used
in operating activities :
Amortization of stock-based compensation                   311,211                -          793,271
Depreciation                                                25,272           17,865          167,018
Impairment of inventories and base stock                    10,000           11,906           65,275
Changes in accrued severance pay, net                       31,855          (23,171)          79,631
Loss from disposal of property and equipment                     -              179            3,388
Warrants granted to consultant                                   -            3,000            8,116
Interest in respect of convertible loan                          -           (2,923)               -
Amortization of beneficial conversion feature
related to convertible loan                                      -           20,166           44,000
Amortization of finance costs related to shares
issued in connection with a convertible loan                     -           20,167           44,000
Penalty in connection with convertible loan                      -          100,000          100,000
Adjustment of exchange rate changes                              -                -            3,617
Issuance of shares in non-cash expenses  -Annex A                -           41,250        1,118,971

Changes in assets and liabilities :

Decrease (increase) in trade receivables                    66,817           (1,578)          (2,073)
Decrease (increase)  in other receivables                  128,426         (552,733)        (142,343)
Decrease (increase) in costs incurred on contracts
in progress                                                454,524       (1,281,996)        (384,222)
Increase (decrease) in trade payables                      (13,134)         537,180          665,124
Increase (decrease) in other payables and accrued
expenses                                                   476,290          (46,147)       1,057,200
Increase (decrease)  in customers advances in
excess of costs incurred on contracts in progress       (1,128,887)       1,716,507          591,652

Total adjustments                                          362,374          559,672        4,212,625
                                                       -----------      -----------      -----------

Net cash used in operating activities                     (721,777)        (110,944)      (4,950,754)
                                                       -----------      -----------      -----------

Cash flows from investing activities :
Proceeds from disposal of property and equipment                 -            6,513           15,824
Purchase of property and equipment                         (19,366)         (59,816)        (354,535)
                                                       -----------      -----------      -----------

Net cash used in investing activities                      (19,366)         (53,303)        (338,711)
                                                       -----------      -----------      -----------

Cash flows from financing activities :
Increase in short-term credit, net                           1,195           42,765            1,361
Repayment of long-term loan from Financial
institution                                                      -          (13,274)               -
Proceeds from issuance of convertible loans                      -                -          200,000
Proceeds from issuance of shares, net of issuance
expenses                                                   884,500          424,299        5,681,730
                                                       -----------      -----------      -----------

Net cash provided by financing activities              $   885,695      $   453,790      $ 5,883,091
                                                       -----------      -----------      -----------

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

                                                            ORGANITECH USA, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------
IN U.S. DOLLARS

                                                                                      Period from
                                                                                       inception
                                                              Nine months            (July 1, 1999)
                                                          Ended September 30,           through
                                                     ----------------------------     September 30,
                                                        2006              2005            2006
                                                     -----------      -----------      -----------
                                                               Unaudited                Unaudited
                                                     ----------------------------      -----------

Net cash used in operating activities                $  (721,777)     $  (110,944)     $(4,950,754)

Net cash used in investing activities                    (19,366)         (53,303)        (338,711)

Net cash provided by financing activities                885,695          453,790        5,883,091
                                                     -----------      -----------      -----------

Increase (decrease) in cash and cash equivalents         144,552          289,543          593,626

Cash and cash equivalents at the beginning of
the period                                               449,074          112,798                -
                                                     -----------      -----------      -----------

Cash and cash equivalents at the end of the
period                                               $   593,626      $   402,341      $   593,626
                                                     ===========      ===========      ===========

ANNEX A - SUPPLEMENTARY DISCLOSURE OF NON-CASH
EXPENSES

During the reporting period, the Company issued
shares and warrants in exchange for liabilities
to Shareholders, supplier and services rendered
by third party as follows:

Management fees - see Note 6(K)                      $         -      $         -      $   230,430
Marketing and distribution expenses -
see Note 6(M)(2)                                               -           41,250          110,000
Marketing and distribution expenses -
see Note 6(M)(3)                                               -                -          155,875
Marketing and distribution expenses -
see Note 6(M)(4)                                               -                -          600,000
Marketing and distribution expenses                            -                -           22,666
                                                     -----------      -----------      -----------

                                                     $         -      $    41,250      $ 1,118,971
                                                     ===========      ===========      ===========

SUPPLEMENTARY DISCLOSURE OF NON-CASH
TRANSACTIONS

Management fees - see Note 6(K)                      $         -      $   170,430      $   170,430
Convertible loan Clal - see Note 6(N)(2)                       -          100,000          100,000
Issuance of shares in consideration of loan
converted - see Note 6(N)(1)                                   -          100,000          100,000
Materials from supplier - see Note 6(M)7                       -            4,474            4,474
                                                     -----------      -----------      -----------

                                                     $         -      $   374,904      $   374,904
                                                     ===========      ===========      ===========

SUPPLEMENTARY CASH FLOW INFORMATION :

Interest paid                                        $     5,440      $    (7,084)     $     4,955
                                                     ===========      ===========      ===========

Income tax paid                                      $     1,996      $     1,901      $    15,816
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

          The Company's core business is conducted primarily through its wholly-owned subsidiary, OrganiTECH Ltd., a company organized under the laws of Israel. OrganiTECH Ltd. operates mainly in the Agriculture
          Industrialization arena. Since its formation in 1999, it has been developing, producing and marketing its leading proprietary technology
          - a Self-contained, highly automated, robotic, sustainable agricultural platforms designed to automatically seed, transplant and harvest commercial quantities of hydroponics, pesticide free, green leaf vegetables.

     B.   The Company is devoting substantial efforts towards activities such as research and development of its products, marketing, financial planning and capital raising. In the course of such activities, the
          Company and its subsidiary have sustained operating losses. The
          Company and its subsidiary have not generated sufficient revenues and have not achieved profitable operations or positive cash flows from operations. The Company's deficit accumulated during the development stage aggregated to $9,163,379 through September 30, 2006. There is no assurance that profitable operations, if ever achieved, could be sustained on a continuing basis.

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

     C.   The accompanying unaudited interim consolidated financial statements have been prepared as of September 30, 2006, in accordance with United
          States generally accepted accounting principles relating to the preparation of financial statements for interim periods. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ended
          December 31, 2006.

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
NOTES TO CONDENSED UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
IN U.S. DOLLARS

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

     The significant accounting policies followed in the preparation of these statements are identical to those applied in preparation of the latest annual financial statements, except for the followings:

     A.   FASB Statement No. 123 (revised 2004), "Share-Based Payments"
          ("Statement 123(R)"):

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

          The Company's pro forma net loss for the period from inception through
          September 30, 2006 approximates the reported net loss for the related period.

     B.   FASB Interpretation No. 48 "Accounting for Uncertainty in Income Taxes
          an Interpretation of FASB Statement No. 109" ("FIN 48")

          In July 2006, the FASB issued ("FIN 48"). FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 utilizes a two-step approach for evaluating tax positions. Recognition (step one) occurs when an enterprise concludes that a tax position, based solely on its technical merits, is more-likely-than-not to be sustained upon examination. Measurement (step two) is only addressed if step one has been satisfied (i.e., the position is more-likely-than-not to be sustained). Under step two, the tax benefit is measured as the largest amount of benefit, determined on a cumulative probability basis that is more-likely-than-not to be realized upon ultimate settlement.

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
NOTES TO CONDENSED UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
IN U.S. DOLLARS

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     B.   FIN 48 (Continued)

          FIN 48 applies to all tax positions related to income taxes subject to the Financial Accounting Standard Board Statement No. 109, "Accounting
          for income taxes" ("FAS 109"). This includes tax positions considered to be "routine" as well as those with a high degree of uncertainty.

          FIN 48 has expanded disclosure requirements, which include a tabular roll forward of the beginning and ending aggregate unrecognized tax benefits as well as specific detail related to tax uncertainties for which it is reasonably possible the amount of unrecognized tax benefit will significantly increase or decrease within twelve months. These disclosures are required at each annual reporting period unless a significant change occurs in an interim period.

          FIN 48 is effective for fiscal years beginning after December 15,
          2006. The cumulative effect of applying FIN 48 will be reported as an adjustment to the opening balance of retained earnings.

          The Company is currently evaluating the effect of the adoption of FIN
          48 on its financial statements.

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

     Commencing in the second quarter of 2006, management is estimating the probable range of profit it will gain from each project. As such, the gross profits from projects during the second and third quarters were based on the lowest probable level of estimate of the anticipated profit of the projects.

     The change to a more precise estimate is accounted for as a change in accounting estimate. The effect of the change in the estimate on the net loss and net loss per share for both, the nine-month and three-month periods ended September 30, 2006 has been $130,480 and $0.01, respectively.

     In the nine-month and three-month periods ended September 30, 2006 the
     Company derived most of its revenues from two projects, each of a single customer.

                                     F - 12

                                                            ORGANITECH USA, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
IN U.S. DOLLARS

NOTE 4 - COST INCURRED ON CONTRACTS IN PROGRESS

                                                        SEPTEMBER 30,
                                                         --------
                                                           2006
                                                         --------
                                                         Unaudited
                                                         --------

  Cost incurred on long-term contracts in progress       $186,870
  Raw materials                                           137,037
                                                         --------

                                                          323,907
Less -
  Cost incurred on contracts in progress deducted
  From customer advances                                  186,870
Less -
  Advanced received from customer                          23,094
                                                         --------

                                                         $113,943
                                                         ========

NOTE 5 - CONTINGENCIES

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
          expenses.

          Company's management believes, based on the opinion of its legal counsel, that due to the early stage of the lawsuit it is unable to predict the outcome of these claims.

                                     F - 13

                                                            ORGANITECH USA, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
IN U.S. DOLLARS

NOTE 5 - CONTINGENCIES (CONTINUED)

     Legal claims (Continued)

     B.   In August 2006, a claim for approximately $15,000 against the Company and Mr. Shimon Zanaty, one of the Company's directors, was filed with the Haifa Magistrates' Court in Israel. The claim was filed by a private individual who entered into an agreement in 2003 with one of the Company's principal shareholders, BLM NV, to purchase shares of the Company which had previously been purchased by BLM and were held by a trustee. The plaintiff claims that she paid BLM for the shares, but has never received them.

          Company's management believes, based on the opinion of its legal counsel, that this claim will not have material adverse effect on the
          Company's financial condition.

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

          After giving effect to the reverse acquisition, discussed in Note 6F, these preferred shares were cancelled ("the cancelled shares").

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

     K.   Management Fees

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

          As of September 30, 2006, the Company has not yet executed the Equity
          Line.

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
--------------------------------------------------------------------------------
IN U.S. DOLLARS

NOTE 6 - SHARE CAPITAL (CONTINUED)

     M.   Service and consulting agreements for share issuance (Continued)

          (2)  On October 1, 2003, the Company entered into 24 month consulting agreement with third party (the "consultant"). Pursuant to the consulting agreement the consultant will provide the Company business consulting services in consideration for 550,000 common shares. In November 2003 the Company issued the shares. The fair market value of the shares at grant date was $0.20 per share. The consulting expenses which amount to $110,000 were recorded proportionally over the period of the agreement.

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

                                                            ORGANITECH USA, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
IN U.S. DOLLARS

NOTE 6 - SHARE CAPITAL (CONTINUED)

     N.   Convertible loans

          (1)  Convertible loan issued to SH.A.Gali Ltd.

               On June 14, 2004, the Company signed a convertible loan agreement with SH.A.Gali Ltd. ("Gali"), a company under the control of a director, whereby Gali provided the Company with a convertible loan in the amount of $100,000 (the "Loan"), convertible upon
               Gali's discretion, into 454,545 shares of the Company's common stock, based on the conversion price of $0.22 per share which is the fair market value of the Company's common stock at the date of the agreement. In addition, Gali was also entitled to 200,000 shares of the Company's common stock under the Loan in
               consideration for the provision of the Loan. If not converted, the loan should have been repaid in one installment following of
               12 months from the granting date. The loan bears interest at
               Libor +3%, to be paid at maturity or upon conversion.

               According to the loan agreement the Company paid the incurred interest in the amount of $6,128 and issued to Gali 200,000 common shares of the Company in May 2005 as additional financing expenses.

               The Company accounted for the Loan according to APB Opinion No.
               14 "Accounting for Convertible Debt and Debt Issued with Stock
               Purchase Warrants", EITF 98-5 "Accounting for Convertible
               Securities with Beneficial Conversion Features or Contingently
               Adjustable Conversion Ratios" and EITF 00-27 "Application of
               Issue No. 98-5 to certain Convertible Instruments".

               According to APB Opinion No. 14 and EITF 00-27 (Issue 1 -
               Effective Conversion Price) the Company allocated the proceeds received under the Loan and for the 200,000 detachable shares.
               The amount allocated to the detachable shares was recorded only as additional paid in capital (receipt on account of shares)
               since at that time the shares were not issued. Following such allocation, the Company applied EITF 98-5 to the amount allocated to the Loan, using the effective conversion price and measured the intrinsic value of the embedded conversion option.

               The Company recorded as paid-in capital, a beneficial conversion feature in the amount of $88,000, related to the Loan and to the fair value of the 200,000 shares of the Company's common stock issued in connection with the Loan, to be amortized over a period of one year. Consequently, the Company recorded in its statement of operations for 2004 and 2005, financing expenses in the aggregate of $88,000, recorded as $47,667 in 2004 and $40,333 for
               2005.

               In May 2005, following the issuance to Gali of the said 200,000 shares of common stock, the Company reduced the paid-in capital initially recorded in 2004 for the par-value of the shares issued, in the amount of $200. Such a reduction was reflected in the Company's statement of shareholders' deficiency for 2005.

                                     F - 18

                                                            ORGANITECH USA, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
IN U.S. DOLLARS

NOTE 6 - SHARE CAPITAL (CONTINUED)

     N.   Convertible loans (Continued)

          (1)  Convertible loan issued to SH.A.Gali Ltd. (Continued)

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

          (2)  Convertible loan issued to Clal Finance Underwriters Ltd.
               ("Clal")

               On December 21, 2004, the Company issued a convertible promissory
               Note to Clal with the principal amount of $100,000 bearing an annual interest at a rate equal to the prime rate of Bank of
               America, N.A as of the repayment date plus 5%. Clal had the option to convert the promissory Note into 400,000 common shares of the Company for which, fair market value approximates the amount of the Note on the issuance date. On March 2, 2005, Clal converted the promissory Note (See note 6(P)).

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

          (3)  On January 31, 2006, Clal and the investors invested the remaining $400,000 for which they received in April 2006 an additional 1,600,000 shares of the Company's common stock, A-1
               Warrants to purchase 800,000 shares of the Company's common stock and A-2 Warrants to purchase 800,000 shares of the Company's common stock.

          (4)  On January 2, 2006, the Company's Board of Directors approved the increase of the financing under the PIPE agreement to 1.3M$ -
               1.5M$ until February 1, 2006. Pursuant to the above approval and to an amendment to the investment agreement signed on January 31,
               2006, Clal and the investors invested an additional $500,000 for which they received in April 2006 2,000,000 common shares at
               $0.25 per share, and additional options as follows: (i) A-1
               Warrants for up to 1,000,000 shares of common stock for an exercise price of $0.75 and (ii) A-2 Warrants for up to 1,000,000 shares for common stock for an exercise price of $1.00 or, in the last 30 days of the options, at a 10% discount from the average share price within the 30 days period prior to the date of the delivery notice. As of March 31, 2006 the Company received
               $450,000 and the remaining of $50,000 were received in April
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

                                                            ORGANITECH USA, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
IN U.S. DOLLARS

NOTE 6 - SHARE CAPITAL (CONTINUED)

     O.   Private Investment in Public Entity ("PIPE") (Continued)

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

               Should the Company fails to (i) file a registration statement covering the Investment Shares and Warrants, or (ii) respond to comments from the Security and Exchange Commission ("SEC") within the time periods set forth in the Investment Agreement, or (iii)
               maintain the registration statement covering the Investment
               Shares and Warrants effective, the Company will bear a fine equal to 1% of the total amount under the PIPE agreement ($1.5M) per month. The Company filed the requested Form SB-2 on May 12, 2006 which was declared effective on October 4, 2006 by the United
               States Securities and Exchange Commission.

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

                                                            ORGANITECH USA, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
IN U.S. DOLLARS

NOTE 6 - SHARE CAPITAL (CONTINUED)

     Q.   Stock Option Plans

          (1)  On December 23, 1999, OrganiTech Ltd. Board of Directors approved a stock compensation program with regard to one employee. The stock options granted under the program permits the employee to purchase 6,000 common shares at an exercise price of New Israeli
               Shekel 0.01 per share. The Company and the employee agreed to convert the option to purchase 6,000 OrganiTech Ltd. common shares under this program, into options to purchase 463,236 common shares of the Company at an exercise price of $0.0001 per share. All options granted under this program were exercised in full into common shares of the Company at their vesting dates.

          (2)  On May 29, 2000 the Company granted a key employee options to purchase 96,508 common shares at an exercise price of $1 per share. The options can be exercised upon the occurrence of a public issuance of shares by the Company, a merger or an
               acquisition of the Company. As of September 30, 2006 all of the
               options granted are outstanding and fully vested.

          (3)  On May 31, 2005, the Board of Directors approved a Stock Option
               Plan ("SOP") for Company's executives, directors, key employees and service providers comprising options to purchase up to
               1,622,000 common shares of the Company.

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

               On January 2, 2006 and February 19, 2006 the Company granted to the Chief Executive Officer and Chief Financial Officer of the
               Company 1,500,000 and 250,000 options, respectively. The weighted average fair values of options granted on these dates were $0.21 and $0.22, respectively. On June 28, 2006 the Company granted to four of its employees and one service provider a total of 430,000 options. The weighted average fair value of the options granted on that date was $0.27.

               As of September 30, 2006, 1,212,000 options of the Company were still available for future grants.

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

     Q.   Stock Option Plans (Continued)

          (3)  (Continued)

               Options vest over a period of zero to four years from the date of grant and expire no longer than ten years of grant.

               The fair value of the options granted during year 2005 and the nine-month period ended September 30, 2006 was estimated using a
               Black & Scholes option pricing model, with the following weighted average assumptions:

               Divided yield                                     0%
               Expected volatility                              122%
               Risk-free interest rate                      4.6% - 5.23%
               Expected life                                  6 years

          (4)  A summary of the status of the Company's stock option plans:

                                                                                                       PERIOD FROM INCEPTION
                                  NINE MONTHS ENDED                 NINE MONTHS ENDED                 (JULY 1, 1999) THROUGH
                                  SEPTEMBER 30, 2006                SEPTEMBER 30, 2005                  SEPTEMBER 30, 2006
                                ------------------------        ----------------------------        --------------------------
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
                                ==========        ======        ==========        ==========        ==========         =======

               Compensation expenses amounting to $311,211, $(0) and $793,271 were recognized during the nine months ended September 30, 2006 and 2005 and for the period from inception through September 30,
               2006, respectively.

               As of September 30, 2006, the total unrecognized estimated compensation costs related to non-vested stock options granted prior to that date was $439,804, which is expected to be
               recognized over a period of up to 3.75 years. The weighted average remaining contractual term (years) for outstanding and exercisable stock options as of September 30, 2006 is 5.17 years and 5.28 years, respectively.

                                     F - 23

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following management's discussion and analysis or plan of operation should be read in conjunction with our condensed interim unaudited consolidated financial statements for the period ended September 30, 2006 thereto contained elsewhere in this report and with our audited consolidated financial statements and notes for the year ended December 31, 2005.

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

a)   GrowTECHTM 2500 - the Company's leading product - a fully automated
     ,computerized controlled Hydroponics sustainable greenhouse designed to grow and harvest commercial quantities of hydroponics, pesticide free, green leaf vegetables and herbs, while making optimal use of resources such as water, energy, labor and land.

b)   GrowTECHTM2000 - a self-contained, portable, robotic, sustainable agricultural platform designed to automatically seed, transplant, grow and harvest commercial quantities of hydroponics, pesticide free, green leaf vegetables and herbs. It has yet to be matured and additional development work is still required before its full commercialization.

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

PRODUCTION AND DISTRIBUTION COSTS INCREASE

Over the last decade, agricultural producers in western countries have faced increasing costs in relation to labor, energy, water purification and access and transportation, as well as disproportionate increases in costs in the price of land near market places. All of these factors have resulted in materially increased production costs in a market with rapidly increasing demand.

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

By optimizing the integration of automation in production and optimizing the use of resources such as energy and land through our Hydroponics growing technology, we offer a cost-effective production process, enabling significant reductions in the cost of labor and water, compared to traditional soil-based growing methods.
Moreover, where the production cost is reduced, the localization of production has become more attractive causing savings in distribution costs, thereby reducing the cost to the consumer. This enables either local growers of leafy vegetable produce or importers of leafy vegetable produce to situate in locations of their choice while simultaneously enabling them to compete with cheap local/imported products.

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

OUR POTENTIAL CUSTOMERS

Our potential customers are principally farmers and growers who wish to reduce production costs and increase productivity or who wish to expand their operations, food industry companies seeking to expand their value chain by controlling the growth of leafy vegetables and entrepreneurs.

OUR PRODUCTS

THE GROWTECH TM 2500

Our leading product to date is the GrowTECH(TM)2500, an automated platform using
GrowTECH(TM)2000 (see below) proprietary technology and know-how, and combining it within a greenhouse controlled environment. The GrowTECH(TM)2500 enables the growth of leafy vegetables in a highly economical clean and automated surrounding, saving significantly in resources such as energy and labor while making optimal use of water and land. By integrating OrganiTECH Ltd.'s hydroponics Rotating Field-System (RFS) technology in the GrowTECH(TM)2500, vegetables (i.e. lettuce) float in Styrofoam trays on water tables, which serve as a nutritious solution and a means of transport through the growth process. By floating the plants on water rather than planting them in the growing environment, and by automating the seedling and harvesting process, the
GrowTECH(TM)2500 enables growers to control and therefore optimize the density of the plants growing over the water-tables at each stage of the growth process.
The system therefore maximizes land utilization resulting in a yield which is approximately 20 - 30 times more than that achieved in the field and 5-7 times more than conventional greenhouse yields.

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

Designed for highly controlled environment in closed spaces (i.e. containers)
where sunlight is not available and full artificial lightning is required for the cultivation process, the cost-efficiency of the GrowTECH(TM)2000 is generally determined by the cost of energy and can therefore vary significantly.

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

For projects signed during 2004 (and performed till and during 2005), which were our first projects, management used the completed-contract method as we could not expect to perform all of our contractual obligations and had not gained sufficient experience for estimating contract costs. For contracts signed in
2005 and thereafter, and after performing several projects and obtaining adequate experience, management believes we possess sufficient technical, business and commercial experience to ensure and estimate, for each specific project, the percentage-of-completion. As such, until the first quarter of 2006, while we were still unable to make a more precise estimate as to our contract costs, we adopted the percentage-of-completion method based on a zero profit margin, therefore equal amounts of revenues and costs, measured on the basis of performance during the period, were presented in the statement of operations.
Commencing from the second quarter of 2006, we adopted the
percentage-of-completion method based on a lowest probable level of profit. As such, management estimated the probable range of profit it will gain from its projects, and therefore the gross profit of the projects in the second and third quarters was based on an estimate of the lowest probable level of the anticipated profit of the projects. The change to a more precise estimate is accounted for as a change in accounting estimate. Anticipated losses on contracts are charged to earnings when determined to be probable.

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

STOCK-BASED COMPENSATION

We apply SFAS No. 123 (commencing January 1, 2006 SFAS 123(R)) and Emerging
Issues Task Force No. 96-18 "Accounting for Equity Instruments that are Issued to other than Employees for Acquiring, or in conjunction with selling, goods or services" ("EIFT 96-18"), with respect to options and warrants issued to non-employees. SFAS No. 123 requires the use of option valuation models to measure the fair value of the options and warrants at the date of grant. The fair value of the options granted is estimated using a Black & Scholes option pricing model.

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

COMPARISON OF THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006 TO THE THREE
AND NINE MONTHS ENDED SEPTEMBER 30, 2005

SUMMARY

                                       Nine months ended                    Three months ended
                                          September 30,                        September 30,
                                    2006               2005               2006                2005
                                 -----------        -----------        -----------        -----------

Revenues                         $ 2,463,062        $   289,380        $ 1,171,146        $   289,380

Net Loss                         $(1,084,151)       $  (670,616)       $  (318,554)       $  (218,132)

Net Loss per Common Share        $     (0.04)       $     (0.03)       $     (0.01)       $     (0.01)

Dividends per Common Share       $         0        $         0        $         0        $         0

RESULTS OF OPERATIONS

REVENUES

Revenues increased by 751% to $2,463,062 in the nine months ended September 30,
2006 from $289,380 in the nine months ended September 30, 2005. In the three months ended September 30, 2006 our revenues increased by 305% to $1,171,146 from $289,380 in the three months ended September 30, 2005.

The revenues in 2006 derived from two GrowTECH2500 large scale projects - the first was signed with a Russian customer in mid 2005 and the second was signed with a Spanish customer in mid 2006 - both projects were recognized based on the percentage-of-completion method.

We believe that in 2006 our revenues will derive from a limited number of customers and that a significant amount will be attributed to our projects in
Russia and Spain mentioned above.

COST OF REVENUES AND GROSS PROFIT (LOSS)

Cost of revenues increased by 537% to $2,059,953 in the nine months ended
September 30, 2006 from $323,211 in the nine months ended September 30, 2005.
The increase was primarily due to increased materials, labor and sub-contractors expenses and provisions recorded for royalties and warranties that were related to the recognized revenues derived from our adoption of the
percentage-of-completion method in the nine months ended September 30, 2006.

In the three months ended September 30, 2006 cost of revenues increased by 218%
to $998,069 from $313,705 in the three months ended September 30, 2005. The increase was primarily due to increased expenses related to the recognized revenues derived from the adoption of the percentage-of-completion method.

In the first quarter of 2006 revenues and costs were recognized based on `zero profit margin', where equal amounts of revenues and costs, measured on the basis of performance during the period, were presented in the statements of operations. Commencing in the second quarter of 2006, management recognized profit in accordance with the percentage-of-completion method, based on the lowest probable level of profit. The effect of the change in the estimate of the net loss and net loss per share for both the nine-month and three-month periods ended September 30, 2006 has been $130,480 and $0.01, respectively.

For the reasons described above, we had gross profit of $403,109 in the nine month period ended September 30, 2006 compared to a gross loss of $33,831 in the nine months ended September 30, 2005. For the same reasons described above, in the three months ended September 30, 2006 we had gross profit of $173,077 compared to a gross loss of $24,325 in the three months ended September 30,
2005.

RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses increased by 235% to $347,261 in the nine months ended September 30, 2006 from $103,691 in the nine months ended September
30, 2005. The increase was primarily due to increased payroll and related costs, materials and sub-contractors' costs during the nine months ended September 30,
2006. As a percentage of revenues, our research and development expenses were
14% in the nine months ended September 30, 2006.

In the three months ended September 30, 2006 research and development expenses increased by 92% to $119,973 from $62,503 in the three months ended September
30, 2005. The increase was primarily due to increased payroll costs, materials and sub-contractors costs. As a percentage of revenue, our research and development expenses were 10% in the three months ended September 30, 2006.

We expect to continue to incur research and development costs (which will be limited to our available financial resources), related to our continued
GrowTECH2500 development and to a lesser extent, our continued development of
GrowTECH2000 and other Bio-Tech product lines.

SALES AND MARKETING EXPENSES

Sales and marketing expenses increased by 350% to $663,798 in the nine months ended September 30, 2006 from $147,455 in the nine months ended September 30,
2005. The increase in sales and marketing expenses is primarily attributable to increased payroll costs, amortization of deferred stock based compensation, commissions related to recognized revenues and to expenses related to demo-systems deployed in Europe and the USA. As a percentage of revenues, our sales and marketing expenses were 27% in the nine months ended September 30,
2006.

In the three months ended September 30, 2006 sales and marketing expenses increased by 542% to $196,393 from $30,594 in the three months ended September
30, 2005. The increase was primarily due to increased payroll costs, amortization of deferred stock based compensation and commissions related to recognized revenues during the three months ended September 30, 2006. As a percentage of revenues, our sales and marketing expenses were 17% in the three months ended September 30, 2006.

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

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses increased by 98% to $499,540 in the nine months ended September 30, 2006 from $252,828 in the nine months ended September
30, 2005. The increase in general and administrative expenses was primarily in payroll costs and amortization of deferred stock based compensation, the majority of which was related to the recruiting of a new chief executive officer and chief financial officer, and in professional services. As a percentage of revenue, our general and administrative expenses were 20% in the nine months ended September 30, 2006.

In the three months ended September 30, 2006 general and administration expenses increased by 78% to $154,469 from $86,603 in the three months ended September
30, 2005. The increase was primarily due to increased payroll costs and amortization of deferred stock based compensation and in professional services.
As a percentage of revenue, general and administration expenses were 13% in the three months ended September 30, 2006.

We expect to maintain this level of general and administrative expenses, limited to our available financial resources.

FINANCIAL INCOME/EXPENSES

Financial income was $23,339 in the nine months ended September 30, 2006 compared to an expense of $132,632 in the nine months ended September 30, 2005.
During the nine months ended September 30, 2006 financial income consisted primarily of writing off of a provision recorded in 2005 for a possible penalty related to an equity investment in our company (for further information see note
7-P. of our condensed interim unaudited consolidated financial statements for the period ended September 30, 2006 in Part I - Item 1 of this Report) that was set-off by expenses related to currency exchange rates. During the nine months ended September 30, 2005 financial expenses consisted primarily of interest on a convertible loan received from a related party.

In the three months ended September 30, 2006 financial expenses increased by 47%
to $20,796 from $14,107 in the three months ended September 30, 2005.

OPERATING LOSS AND NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS

In the three months ended September 30, 2006 our operating loss increased by 46%
to $297,758 from $204,025 in the three months ended September 30, 2005 and our net loss decreased by 46% to $318,554 in the three months ended September 30,
2006 from $218,132 in the three months ended September 30, 2005.

Our operating loss increased by 106% to $1,107,490 in the nine months ended
September 30, 2006 from $537,805 in the nine months ended September 30, 2005 and our net loss increased by 62% to $1,084,151 in the nine months ended September
30, 2006 from $670,616 in the nine months ended September 30, 2005.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2006, we had cash and cash equivalents totaling $593,626 compared to $449,074 as of December 31, 2005.

We entered into an equity line agreement with Dutchesss Capital Management LLC signed on November 20, 2003, that we do not anticipate using. The agreement will terminate on November 20, 2006. For more information on the equity line, see
Note 14L of our audited annual financial statements for the year ended December
31, 2005 included in our Annual Report on Form 10KSB/A.

Since our inception in 1999, we have financed our operations through private sales of common shares and convertible loans, which have totaled $8.0 million
(net of transaction expenses). We have used the proceeds of the sale of all securities for working capital and other general corporate purposes.

Until we are able to generate sufficient cash from operations, we intend to use our existing cash resources to finance our operations. Based on our monthly expenses, we do not have sufficient cash to satisfy our operational and development requirements over the next 12 months. Our consolidated financial statements for the fiscal year ended December 31, 2005 and for the nine months ended September 30, 2006 include an explanatory paragraph which states that we have suffered recurring losses from operations and a negative cash flow from operating activities that raise substantial doubt about our ability to continue as a going concern.

For the nine months ended September 30, 2006, we had $721,777 in cash used in operating activities compared with $110,944 for the nine months ended September
30, 2005. The operating cash outflow for the nine months ended September 30
2006, was primarily a result of our net loss of $1,084,151 and a decrease in customer advances and trade payables. The cash outflow was partially offset by a decrease in costs incurred on contracts in progress and other receivables, by an increase in other payables and accrued expenses, and by amortization of deferred stock-based compensation.

The net cash used in investment activities for the nine months ended September
30, 2006 was $19,366 compared with $53,303 for the nine months ended September
30, 2005. The cash used in investment activities was a result of the purchase of capital equipment.

Our net cash inflow from financing activities for the nine months ended
September 30, 2006 was $885,695 and for the nine months ended September 30, 2005 was $453,790. The net cash inflow from financing activities for both periods was generated primarily from the proceeds of the issuance of shares, net of issuance expenses.

There were no material long term loans, commitments or off-balance sheet guarantees as of September 30, 2006.

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

ITEM 3 CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

An evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer ("CEO") and Chief
Financial Officer ("CFO"), of the effectiveness of our disclosure controls and procedures as of September 30, 2006. Disclosure controls and procedures are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Form 10-QSB, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange
Commission's rules and forms. Based on this evaluation, our Chief Executive
Officer and Chief Financial Officer concluded that as of September 30, 2006, our disclosure controls and procedures are generally effective for gathering, analyzing and disclosing the information that we are required to disclose in the reports filed under the Securities Exchange Act of 1934.

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

There were no changes in our internal controls over financial reporting, known to the Chief Executive Officer or the Chief Financial Officer that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

To the knowledge of our company and OrganiTECH Ltd., at September 30, 2006, there was no material litigation pending or threatened against our company or
OrganiTECH Ltd., or our respective officers and directors in their capacities as such, nor are there any material legal or administrative proceedings to which we, OrganiTECH Ltd. or our respective officers and directors, as such, are a party.

-    In February 2005, a legal suit was filed with the Haifa Regional Tribunal,
     Israel, against OrganiTECH Ltd. by Leami 2000 (96) Ltd. ("Leami") in the
     amount of approximately $295,500, arising out of the sale of one of
     OrganiTECH Ltd.'s products for which Leami had paid $60,000 out of the total purchase price of $100,000. Leami claimed that the product had not operated in the manner that it had anticipated and that as a result Leami had suffered damages. OrganiTECH Ltd. disputes the claim of Leami, and has stated in its defense that the product sold was a product at a development stage and that this fact was clearly stated in the sales contract. On April
     20, 2005 OrganiTECH Ltd. filed a counter lawsuit against Leami in the amount of $148,800 claiming that Leami had not fulfilled its obligations and commitments under the sale agreement signed with OgraniTECH, and by not doing so and taking other actions, it caused OrganiTECH Ltd. to suffer damages and expenses. We believe, based on the opinion of its legal counsel, that due to the early stage of the lawsuit it is unable to predict the outcome of these claims.

-    In August 2006, a claim for approximately $15,000 against the Company and
     Mr. Shimon Zanaty, one of the Company's directors, was filed with the Haifa
     Magistrates' Court in Israel. The claim was filed by a private individual who entered into an agreement in 2003 with one of the Company's principal shareholders, BLM NV, to purchase shares of the Company which had previously been purchased by BLM and were held by a trustee. The plaintiff claims that she paid BLM for the shares, but has never received them. In written correspondence with the attorney representing the plaintiff, the
     Company was informed that at this stage it is not required to file a statement of defense. We believe, based on the opinion of its legal counsel, that this claim will not have material adverse effect on the
     Company's financial condition.

ITEM 2 UNRESGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the period covered by this Form 10-QSB, neither we nor our wholly owned subsidiary engaged in the sale of any of our unregistered equity securities.

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

EFFECTIVENESS OF FORM SB2

On October 4, 2006, the United States Securities and Exchange Commission,
declared our registration statement on Form SB-2, effective. The registration statement registered the sale of 6,000,000 of our shares of common stock and
6,415,000 warrants to purchase shares of our common stock which were issued to certain investors and service providers during 2005 and 2006.

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

+    Filed herewith.

(b) REPORTS ON FORM 8-K.

Our current reports on Form 8-K filed since July 1, 2006 are as follows:

---------------------------------------- ---------------------------------------
                 MONTH                               FILING DATES
---------------------------------------- ---------------------------------------
July 2006                                July 3, 2006
---------------------------------------- ---------------------------------------

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 13, 2006.

ORGANITECH USA, INC.

By: /s/ Lior Hessel
-------------------
Lior Hessel, Chairman of the Board of Directors

By: /s/Rachel Ben-Nun
---------------------
Rachel Ben-Nun, Chief Executive Officer

By: /s/ Yaron Shalem
--------------------
Yaron Shalem, Chief Financial Officer and Principal Accounting Officer

