Form 10KSB/A
period 2005-12-31
ORGANITECH USA INC
filed 2007-03-14
CIK 832810

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 Amendment No.3
                                  FORM 10-KSB/A

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

                               Yes [X]     No [_]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-KSB or any amendment to this Form 10-KSB. [_]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

                               Yes [_]     No [X]

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

               Transitional Small Business Format: Yes [_] No [X]

                                EXPLANATORY NOTE

This amendment to our annual report on Form 10-KSB/A for the fiscal year ended December 31, 2005 is filed for the purpose of amending the cover page of the annual report in order to include a statement that we are not a shell company (as defined in Rule 12b-2 of the Exchange Act).

Therefore, this Form 10KSB/A consists of a cover page, this explanatory note, the signature page and the required certifications of our chief executive officer and our chief financial officer.

This amendment does not reflect events occurring after the filing of the original Form 10KSB/A for the fiscal year ended December 31, 2005, and should not be viewed as updating any information contained therein. Except as described above, no change has been made to our annual report on Form 10KSB/A filed on September 7, 2006.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 14, 2007.

ORGANITECH USA, INC.


By: /s/ Lior Hessel
-------------------
Lior Hessel, Chairman of the Board of Directors