Form 10QSB/A
period 2006-03-31
ORGANITECH USA INC
filed 2007-03-14
CIK 832810

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 Amendment No.2
                                  FORM 10-QSB/A

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

                               Yes [_]     No [X]

As of March 31, 2006, the issuer had 26,632,642 shares of its common stock outstanding.

               Transitional Small Business Format: Yes [_] No [X]

                                EXPLANATORY NOTE

This amendment to our quarterly report on Form 10-QSB/A for the period ended March 31, 2006 is filed for the purpose of amending the cover page of the quarterly report in order to include a statement that we are not a shell company (as defined in Rule 12b-2 of the Exchange Act).

Therefore, this Form 10-QSB/A consists of a cover page, this explanatory note, the signature page and the required certifications of our chief executive officer and our chief financial officer.

This amendment does not reflect events occurring after the filing of the original Form 10QSB/A for the period ended March 31, 2006, and should not be viewed as updating any information contained therein. Except as described above, no change has been made to our quarterly report on Form 10QSB/A filed on September 7, 2006.

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