Form 10KSB
period 2006-12-31
ORGANITECH USA INC
filed 2007-03-27
CIK 832810

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

                   For the fiscal year ended December 31, 2006

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

                               Yes [X]     No [_]

Check if no disclosure of delinquent filers in response to Item 405 of
Regulation S-B is contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-KSB or any amendment to this Form 10-KSB. [X]

Indicate by check mark whether the registrant is a shell company as defined in
Rule 12b-2 of the Exchange Act.

                               Yes [_]     No [X]

The issuer's revenues for the fiscal year ending December 31, 2006 were:
$3,395,338

The aggregate market value of the registrant's voting and non-voting common equity held by non-affiliates of the registrant as of December 31, 2006 was
$6,391,834 based upon the closing price of the registrant's common stock.

As of December 31, 2006, the issuer had 26,632,642 shares of its common stock outstanding.

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
Item 14  Principal Accountant Fees and Services

Signatures

Exhibits

               CAUTIONARY STATEMENT ON FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements (Forward-looking statements are typically identified by the words "believe," "expect", "intend", "estimate" and similar expressions). Those statements appear in a number of places in this report and include statements regarding our plans, objectives, expectations and intentions. Except for historical matters, the matters discussed are forward-looking statements, which reflect our current views with respect to future events and financial performance. In particular, these include statements relating to the development of products, future revenues, capital expenditures, research and development expenditures, future financings and collaborations, personnel, manufacturing requirements and capabilities, and other statements regarding matters that are not historical facts or statements of current condition (hereon "Cautionary Statements"). Various risk factors could cause actual results to differ materially from historical or anticipated results. The accompanying information contained in this report, including the information set forth under "Management's Discussion and Analysis of Financial Condition and
Results of Operations", identifies important factors that could cause such differences. These forward-looking statements are subject to certain risks and uncertainties which could cause actual results to differ materially from historical results or those anticipated. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the Cautionary Statements.

                                     PART I

ITEM 1 DESCRIPTION OF BUSINESS

We are a Delaware corporation, incorporated in 1981 (organized as a Colorado corporation on December 8, 1981, see also 'Corporate History') and leading in offering "Hydroponics Growing Factories". We design, develop, manufacture, market and support hydroponics solutions and platforms for the Agriculture and
Life-Science industries. Our products enable the growth of lettuce, green leafy vegetables, herbs and other plants in a highly economic, clean and automated surrounding, making optimal use of resources such as water, energy, labor and land and producing extremely high yields while maintaining significantly lower production costs than the traditional alternatives.

Our core business is conducted primarily through our wholly-owned subsidiary,
OrganiTECH Ltd. ("OrganiTECH Ltd."), a company organized under the laws of
Israel. OrganiTECH Ltd. operates mainly in the Agriculture Industrialization arena. Since its formation in 1999, it has been developing, producing and marketing our proprietary technology. Our leading products are:

a)   GrowTech2500 - our leading product - a highly automated, computerized controlled hydroponics sustainable greenhouse designed to grow and harvest commercial quantities of pesticide free and clean, lettuce, green leafy vegetables, herbs and other plants while making optimal use of resources such as water, energy, labor and land. Backed with its patented and proprietary know-how, the GrowTech2500 is unaffected by weather conditions, and enables consistent year round yields that are much higher than traditional soil-based cultivation methods, in both the open- field and in regular greenhouses.

b)   GrowTech2000 - a self-contained, portable, robotic, sustainable and fully-controlled agricultural platform designed to automatically seed, transplant, grow and harvest commercial quantities of pesticide free, green leafy vegetables. The GrowTech2000 may also have life-science applications since it is a non-soil and environmentally safe technology with optimal and fully controlled growth conditions, which can be used to grow certain plants used by the pharmaceutical, food enhancement, detergent and cosmetic industries. However it has yet to be matured and additional development work is still required before its full commercialization.

CORPORATE HISTORY

We were initially organized as a Colorado corporation on December 8,1981 under the name Triangle, Inc. ("Triangle"), for the purpose of evaluating, structuring and completing a merger with, or acquisition of, prospects consisting of private companies, partnerships or sole proprietorships. Since our formation, we have undergone numerous transitions and changes in our development and business strategies, as well as our name.

In 1989, under the name Triangle, we closed a public offering of our common stock and warrants to purchase our common stock and were funded as a "blank check" company.

On June 20, 2000, we entered into an Investment Agreement (the "Investment
Agreement") with OrganiTECH Ltd. We agreed to invest a total of $1,000,000 for
12,460 shares of preferred stock of OrganiTECH Ltd. at a price of $80.25 per preferred share. Under the terms of the Investment Agreement, we were given options to purchase additional shares at specified prices, within specified time periods.

On October 18, 2000, pending shareholder approval, we entered into a Share
Exchange Agreement with OrganiTECH Ltd. (the "Share Exchange Agreement"( whereby
OrganiTECH Ltd. shareholders would exchange 100% of the issued and outstanding shares of OrganiTECH Ltd.'s capital stock in exchange for no less than62.5% of issued and outstanding shares of our common stock.

On January 16, 2001, we changed our state of incorporation from Colorado to
Delaware. This change in our state of incorporation was approved by a vote of the requisite number of holders of outstanding shares of our common stock at a special meeting of shareholders held on January 5, 2001.

At the end of January 2001, following shareholder approval for the transaction at the Special Meeting, we consummated the Share Exchange Agreement with
OrganiTECH Ltd.. We issued 7.5 million shares of common stock to OrganiTECH Ltd.
shareholders in exchange, and as consideration, for all of the outstanding shares of capital stock of OrganiTECH Ltd. not owned by us. No cash was exchanged in the transaction. As a result of the Share Exchange Agreement,
OrganiTECH Ltd. became our wholly-owned subsidiary and OrganiTECH Ltd.'s selling shareholders became the owners of approximately 67.57% of our common stock.
Accordingly, the foregoing business combination is considered a reverse merger.
As such, for accounting purposes, OrganiTECH Ltd. was considered to be the acquirer while we were considered to be the acquired.

In March 2001, we changed our name to "OrganiTECH Ltd. USA, Inc." to more accurately reflect our new focus on our agricultural applied engineering initiatives.

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
became the sole shareholder of A.T.A.

On April 14, 2005, the shares of our common stock were de-listed for further quotation on the OTC Bulletin Board as a result of our failure to file a complete Form 10-KSB for the period ended December 31, 2003, accompanied by an independent auditor opinion, and our shares are now quoted on the Pink Sheets
Electronic Quotation Service, under the symbol ORGT.PK.

INDUSTRY OVERVIEW

There are several key factors that influence the overall demand for hydroponics systems, as follows:

1.   GROWING DEMAND FOR GREEN LEAFY VEGETABLES

WORLDWIDE DEMAND FOR GREEN LEAFY PRODUCTS IS RAPIDLY INCREASING

By the year 2030, the world's population is projected to reach an estimated 8 billion people - approximately 2 billion more than today. Additionally, during the next 50 years, worldwide demand for green leaf vegetables is expected to triple as the amount of arable land decreases by one half.

Agriculture trade-flows statistics derived from the Food and Agriculture
Organization if The United Nations (FAOSTAT) present a world market of more than
21 million tonnes of lettuce in 2004 and rising, with a multi-billions Dollars turn-over annually, out of which approximately half is consumed in Europe and
North America. Statistics for other green leafy vegetables, such as Spinach,
Broccoli, Cauliflower, Cabbages and Herbs is similar in terms of volume and trade potential.

Advances in technology are expected to continue to assist producers in increasing their overall productivity - hydroponics production systems represent an attractive means towards achieving these market trade-flows.

MOVING TO VEGETABLE-BASED NUTRITION

Lately, an additional new trend can be identified, especially in the Western world - the growing demand for vegetable based nutrition over other nutrition components such as proteins. Demand for vegetables in general and for green leafy vegetables in particular, is rapidly increasing.

RAPIDLY GROWING DEMAND FOR CLEAN VEGETABLES WITH EXTENDED SHELF-LIFE

We have identified a new trend of rapidly growing demand for 'high-end', ready to eat vegetables where customers are willing to pay more for cleaner, unnecessary to wash before packing and before eating, longer shelf-life vegetables. By using our GrowTech2500, the cultivated vegetables do not require a wash process before packaging and are ready to eat; hence their shelf-life is dramatically increased. Moreover, given a longer shelf-life, distribution to remote areas is possible and new markets are available.

2.   RAPIDLY INCREASING PRODUCTION COSTS

INCREASE IN COST FACTORS IN THE PRODUCTION PROCESS

Over the last decade, agricultural growers in western countries have faced increasing costs. The cost of labor increased, even where an unqualified work force is utilized, ; energy has become expensive due to the increases in the price of oil; water is more expensive, particularly where there are purification and quotas/accessibility problems; and the price of land near market places has increased disproportionately.

INCREASE IN DISTRIBUTION COSTS

Additionally, transportation costs for lettuce and leafy vegetables are relatively large as a result of the high space/weight ratio when transporting these products. As a result producers typically seek locations near to the point of sale, which will often be close to large conurbations where overhead costs, especially energy and labor, are very high.

All of these factors have resulted in materially increased production costs in a market with rapidly increasing demand. As cost factors are expected to continue to rise, particularly in Western countries, overall production cost is expected to continue to increase, with the price ultimately being passed on to the final consumer.

3.   ENVIRONMENTAL IMPACT

THE NEED FOR SUSTAINABLE AGRICULTURE

The practice of reducing inputs while raising output is a growing trend referred to as "sustainable agriculture". According to many industry experts, one of the most critical elements for agricultural equipment innovations is that they should be guided by ecological considerations that not only increase world food production, but also preserve our non-renewable resources, such as water, reduce chemical usage and reduce the ecological damage which result from fertilizers and increased reliance on pesticides.

Hydroponics in general is an example of a sustainable agricultural technology that reduces input costs, increases yield, and is more "earth friendly". Such technologies are expected to drive the frontline of growth in the agriculture equipment industry.

Our GrowTech 2500, because of its extremely low demand for pesticides, insecticide and other chemicals, represents an environment-friendly solution.
Moreover, it also supports "sustainable agriculture" by saving on water and energy while enabling the use of available wasted/un-used resources of energy and water.

RESIDUE PROBLEMS OF TRADITIONAL GREENHOUSES

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

It is now understood that a transitioning away from soil and into a hydroponics production system could potentially solve many of the current residue problems, increase throughput and ultimately improve the longer-term economic outlook for the crop. Our GrowTech 2500 offers growers a novel, environmentally friendly growing system.

4.   HYDROPONICS IS TAKING OFF

It is now clear that hydroponics cultivation is becoming a genuine, inevitable alternative for traditional soil-based cultivation, whether in the open fields or in greenhouses. The transition from the soil into hydroponics production systems is becoming an attractive business opportunity for growers while could potentially solve many of the current residue problems and ultimately improve the longer-term economic outlook for the crop.

OUR POTENTIAL CUSTOMERS

Based on the above, we have identified our potential customers as follows:

Existing soil-based farmers and growers of lettuce and leafy vegetables who wish to:

     -    Increase productivity and save production costs

     -    Solve crucial problems of traditional cultivation in open-fields and soil-based greenhouses

     -    Increase productivity and expand their operations

Existing farmers and growers, who currently do not grow lettuce and leafy vegetables, but who wish to:

     -    Expand operations while competing with local soil-based produce;

     -    Save transportation costs on imported produce;

     -    Establish cost-effective local production of lettuce and green leafy vegetables,

     -    Enhance competitiveness

Food industry companies, who wish to expand operations by the growth of green leafy vegetables, thereby controlling their value chain.

Entrepreneurs who wish to take advantage of new business opportunities.

We are in the early stage of expanding our marketing and sales efforts, especially where we find strong competitive advantages

OUR  STRATEGY

Our goal is to be a world's leading provider of hydroponics solutions and systems to the Agriculture and Bio-Tech industries. Key elements of our strategy include the following:

PRESERVING AND IMPROVING EXISTING DEPLOYMENTS OF OUR PRODUCTS

We intend to constantly preserve and improve our existing deployed projects while they serve both as proof that our technology concept works and as a reference point for new customers.

MAINTAIN TECHNOLOGY LEADERSHIP

We believe we have established a leading technology position in the market for hydroponics solutions, and have made it a priority to maintain this position by continuing to make substantial investments in research and development while establishing new strategic co-operation with leading institutions in the agriculture and bio-tech industries. Our research and development efforts are mainly focused on (i) improving the existing technology and the hydroponics -
agronomic know how to achieve higher yields of produce per hydroponics unit;
(ii) implementing engineering and technological improvements and enhancements to the system, (iii) expanding our systems into new usages (i.e. new vegetables and new life-science applications); and (iv) adjusting and adapting our products to the specific requirements of new and different climate environments around the world.

APPROACHING KEY MARKETS OPPORTUNITIES

We are in the early stage of expanding our marketing and sales efforts, especially where we find strong competitive advantages and where the potential demand for our products is expected to be high, such as in markets where there are a high cost of transportation or low cost of energy; among growers who wish to increase productivity; in markets where there is a high demand for clean green vegetables and/or long shelf-life vegetables and among food manufacturers who wish to expand their value chain. In general, we believe its opportunities are much broader due to the current trends in the industry discussed earlier.

DEVELOP NEW STRATEGIC ALLIANCES AND MARKET PRESENCE

We intend to develop and expand our strategic alliances with agents and distributors in different regions around the world, aiming to leverage their experience and market presence to help us market our products. Additionally, we intend to expand and form new alliances with research institutions to leverage our technology and products into new usages for new industries, especially in the field of Bio-tech.

OUR PRODUCTS

THE GROWTECH(TM) 2500

Our leading product to date is the GrowTECH(TM)2500, It is a highly automated platform using OrganiTech's patented technology and proprietary know-how, and combining it within a greenhouse controlled growing environment. The
GrowTECH(TM)2500 enables the growth of lettuce, herbs, green leafy vegetables and other plants in a highly economical, clean and automated surrounding, saving significantly in resources such as water and labor while making optimal use of energy and land.

The GrowTECH(TM)2500's most unique feature is the Rotating Field-System (RFS)
whereby vegetables (i.e. lettuce) float in Styrofoam trays on water tables, which serve both as a nutritious solution and a means of transport through the growth process.

By floating the plants on water rather than planting them in the growing media, the GrowTECH(TM)2500 enables growers to control and therefore optimizes the density of the plants growing over the water-tables at each stage of the growth process. By maximizing land/space utilization, the GrowTECH(TM)2500 achieves extremely high yields which are approximately 20 - 30 times more than that achieved in the field and 5-7 times more than conventional greenhouse yields.

By optimizing the integration of automation in production (seeding and harvesting process) and optimizing the use of resources such as energy and land through the hydroponics growing process, the GrowTech 2500 can offer a cost-effective production process, enabling significant reductions in the cost of labor and water, compared to traditional soil-based growing methods.

Moreover, where the production cost is reduced, the localization of production has become more attractive causing an additional saving in distribution costs, thereby reducing the cost to the consumer. This enables either local growers of lettuce and other green leafy vegetable produce or importers of such green leafy vegetable produce to situate in locations of their choice while simultaneously enabling them to compete with cheap local/imported products.

The GrowTECH(TM)2500 enables year round, high yield production of quality clean, pesticide free plants with extended shelf-life - all in an environment friendly system that enables utilizing available alternative energy and water resources.
Although already successfully commercially deployed, we intend to continuously invest in the advanced development of GrowTECH(TM)2500, adding and enhancing functionalities while adjusting it to new types of growing and usages. To date we have successfully deployed GrowTECH(TM)2500 systems in Spain, Russia, Ireland and Israel.

THE GROWTECH(TM) 2000

Our first product was the GrowTECH(TM)2000, a unique and patented, state of the art, hydroponics growing system.

It is a low input/ high output, robotic, self-contained, portable, sustainable and controlled hydroponics growing platform, designed to fully automate the entire cultivation/production process (Seeding - Germination - Growing -
Harvesting) of clean, pesticide free, green leafy vegetables. This is done by utilizing advanced growth systems such as artificial lighting system, climate and environmental control systems, revolutionary robotics, and management systems, and integrating them with our hydroponics technology into a closed environment, usually of a standard size container or other industrial platforms.

Designed for highly controlled environment in closed spaces (i.e. containers)
where sunlight is not available (hence full artificial lighting and controlled weather conditions are required for the cultivation process), the cost-efficiency of the GrowTECH(TM)2000 is generally determined by the cost of energy and can therefore vary significantly.

GrowTECH(TM)2000 has yet to be matured and additional development work is still required before our full commercialization. However, we believes that such a patented platform will provide a strong advantage over our competitors and enable us to increase research and development efforts for the integration of
GrowTECH(TM)2000 technologies into new platforms and products.

PHYTOCHAMBER(TM) - LIFE-SCIENCE AND BIO-TECH PLATFORMS

Based on our proprietary hydroponics know-how and GrowTECH technology, we are also developing our PhytoChamber(TM) product - a state of the art, two-chambered, cost-effective hydroponics growth platform designed to maximize and provide optimal growth conditions for certain plants to be used and utilized by the biotechnology and life-science industry and researchers.

The PhytoChamber(TM) is designed for the production of proteins and other bio-molecules intended for research and for the
"laboratory"/pre-commercial/commercial manufacturing of NUTRACEUTICALS and pharmaceuticals, by creating a contained, fully controlled, cost effective production environment, isolating the plants from detrimental external elements and utilizing our advanced hydroponics growing system. This combination of technologies creates a superior method in the bio-manufacturing multi-billion
Euro market due to its non-soil, clean, environmentally safe and proliferating conditions.

One PhytoChamber(TM) unit was sold to a German customer for research and development purposes, in 2005. The product is in its early stage of development and extensive additional development work is required before achieving commercial maturity.

TECHNOLOGY AND RESEARCH & DEVELOPMENT ACTIVITY

EXISTING PRODUCT LINES

We are continuously investing in Research and Development to improve and enhance the existing product lines, especially in order to maximize the yield of produce per each growing unit. We are researching new applications for the GrowTECH(TM)
platforms both for the agricultural and the emerging agricultural-biotechnology spheres.

As part of an on-going process we invest time and effort in extending the use of our existing products into new growing projects and also by improving their functionalities. Technical improvements are being made continuously to strengthen the reliability of the systems.

The main goals of our research and development efforts are to:

(i)  Improve and adjust the functionality (agronomics and engineering) of our products, especially the GrowTECH2500, for different varieties of lettuce and herbs and for new green leafy plants,

(ii) Improve the engineering and operational characteristics and capabilities of the GrowTECH2500, and

(iii) Continue the research and development of new platforms, especially through the migration of our existing technologies into new Life-Science applications.

We believe that technologies incorporated in the GrowTECH(TM) are potentially extendable to the development of a number of other potential applications. These include the cultivation of pharmaceutical plants, herbs, spices, fruits, and flowers, seedling and transplant propagation; and the assisting of biotechnology companies in fields such as molecular farming, transgenic engineering, nutraceutical cultivation, and phytoremediation applications.

OTHER PRODUCT LINES

Initial research and development work was already invested in other product lines described further on in this section, however, due to our limited financial resources; our activity with regards to continuance development is currently delayed:

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

We believe that such patents will provide a strong advantage over our competitors and enable us to increase research and development efforts for the integration of our patented technologies into new platforms and products.

In May 2003, OrganiTECH Ltd. received a notice of allowance for the "GrowTECH"
and "OrganiTECH Ltd." trademarks, from the United States Patent and Trademark
Office.

RESEARCH & DEVELOPMENT EXPENDITURE

We incur research and development expenses in an effort to enhance agronomics efficiency and nutrition protocols, improve and implement engineering components and capabilities, reduce manufacturing costs, and develop new product applications and enhancements, while replacing old technologies with more advanced ones. Our net research and development expenses for fiscal years ended
December 31, 2006 and 2005 were $510,163 and $151,845, respectively.

MARKETING AND DISTRIBUTION

Moving into a new stage of sales and profitability, we intend to increase marketing and sales efforts through indirect channels in selected regions. We have entered into marketing, distribution and development agreements with agents and distributors, in several territories, for the sale and distribution of the
GrowTECH(TM)2500 systems. We plan to further increase our marketing and distribution channels in the future as we believe the need for our products is worldwide and our sales volume is directly influenced by the sales and marketing efforts invested.

Our direct marketing efforts with respect to the GrowTECH(TM)2500 systems include, among others, test-systems in the US and UK, sales presentations, developing brochures, exhibitions and other marketing materials and engaging in various forms of public relations.

Our Marketing and Sales expenses for fiscal years ended December 31, 2006 and
2005 were $848,504 and $295,652, respectively.

GOVERNMENT REGULATION

INDUSTRY STANDARD

For Bio-Tech applications, the P-1 and P-2 standards are biological safety regulations that mandate levels of containment in the genetic engineering of plants. As we intend to operate in the Ag-Bio field, if required, the
GrowTECH(TM) systems can comply with P-1 and P-2 standards under the European
Union regulatory standards for use in the cultivation of Genetically Modified
Organisms (GMO).

In 2006, we did not incur any expenses in complying with environmental laws and regulations.

GRANTS FROM THE OFFICE OF THE CHIEF SCIENTIST OF ISRAEL

OrganiTECH Ltd. has received from the Israeli Government, through the Office of the Chief Scientist ("OCS"), certain research and development grants. As a condition to its participation in the funding program of the OCS, OrganiTECH
Ltd. may not transfer the technologies developed using such funds or manufacture its products outside of Israel without the consent of the OCS. Moreover, the
OCS' grant programs currently in effect require OrganiTECH Ltd. to comply with various conditions in order for OrganiTECH Ltd. to continue to be eligible for participation. Also, OrganiTECH Ltd. is required as well to pay royalties to the
OCS in an amount ranging from 3% to 5% (up to the amount of the grants received, which are linked to the U.S. $ and bear annual interest at LIBOR) of sales from products developed using the grants received from the OCS, which could cause an increase in OrganiTECH Ltd.'s operating expenses. OrganiTECH Ltd. anticipates that for so long as such grants continue to be available, it will likely seek from time to time to utilize such grants. As of the date of this report, the total balance of royalty bearing grants received by OrganiTECH Ltd. from the OCS is $394,000.

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
Notwithstanding the foregoing, the period of benefits will expire in the year
2014. If these retained tax-exempt profits are distributed in a manner other than in the complete liquidation of the Company they would be taxed at the corporate tax rate applicable to such profits as if the Company had not elected the alternative program of benefits (depending on the level of foreign investment in the Company) currently between 10% to 25% for an approved enterprise. On February 20, 2007 OrganiTech Ltd. received final approval for its
Approved Enterprise status.

As of December 31, 2006 we have carried forward tax losses in the amount of $9.1 million, out of which $7.5 million are from OrganiTech Ltd.

OTHER ROYALTY OBLIGATIONS

SINGAPORE-ISRAEL INDUSTRIAL RESEARCH AND DEVELOPMENT FUND (SIIRD)

During fiscal year 2001, OrganiTECH Ltd. entered into a Research and Development grants and royalties arrangement whereby OrganiTECH Ltd., together with its
Singaporean joint venture partner, Agronaut, is required to pay royalties to the
SIIRD in an amount ranging from 1.5% to 2.5% of sales of products developed with the grants from SIIRD, such royalties not to exceed the total amount of grants received from SIIRD. As of the date of this report, the total of royalty bearing grants received by OrganiTECH Ltd. from SIIRD is $250,505.

THE WEIZMANN INSTITUTE

OrganiTECH Ltd. is also obligated to pay royalties to the Israeli Weizmann
Institute pursuant to a Memorandum of Understanding signed in September 2001 between the parties. The MOU included a development work performed by the
Weitzman Institute, for the sales of miniature tomato seeds and OrganiTECH
Ltd.'s obligation to pay to the Weizmann Institute royalties in an amount not to exceed 5% of the sales of such miniature tomato plants.

BIO DISC PROGRAM

During November 2005, OrganiTech Ltd., together with six companies and institutions from Israel and Germany, signed a cooperation agreement. The partners intend to carry out a joint project for the development of Molecular
Farming in Closed Systems ("MoFaCS" or "Bio Disc") based on the OrganiTECH
Ltd.'s GrowTECH(TM)2000 and the PhytoChamber. Based on such cooperation, the OCS approved a grant to OrganiTECH Ltd. upon the following terms: a 30%
participation in the R&D expenses incurred by OrganiTECH Ltd., limited to a maximum amount of $210,000. Royalty payments to be based on all OrganiTECH
Ltd.'s sales at a rate 3% to 5%. The commitment to the OCS is limited to the amount of the received participation, linked to the U.S. $ and shall bear annual interest at LIBOR, and is not a liability until a sale is made. As of December
31, 2006 OrganiTech Ltd received $11,297 from the OCS.

PRINCIPAL SUPPLIERS

During fiscal year 2006, our principal expenses were for raw materials, equipment and expenses related to subcontractors. We do not work with one main supplier and purchase our products from approximately 50 suppliers with which we have no long-term purchase commitments or exclusive contracts. We have historically enjoyed a positive experience with our suppliers with respect to supplier fulfillment and retention, and we have generally not experienced difficulty in obtaining desired materials from suppliers on acceptable terms.

CUSTOMERS

Our existing and target customers are principally (i) existing soil-based farmers and growers of lettuce and leafy vegetables (who mainly wish to increase productivity and save production costs); (ii) existing farmers and growers, who do not currently grow lettuce and leafy vegetables (and who wish to expand their operations in the most cost-effective and competitive manner), (iii) food industry companies (seeking to expand their value chain by controlling the growth of leafy vegetables), and (iv) new entrepreneurs seeking new business opportunities. Our first commercial sale was during 2003 (recorded during 2004)
and currently we have deployed our products at a few customers' locations world wide.

Generally, we sell two types of projects: (i) a Turn Key Project for a
Hydroponics Growing Factory, in which we build the fully acclimatized controlled greenhouse, and provides the hydroponics core systems including the hydroponics-agronomic know-how, and (ii) projects in which the greenhouse is built by the customer and we sell only the hydroponics core systems and hydroponics-agronomic know-how, in addition to the greenhouse upgrade, if needed. Each project is planned, designed and tailor-made per the customer's specific site-location and requirements that can vary depending on several different factors such as kind of growing, climate and environmental conditions, size of greenhouse, etc.

A typical project has the following stages/milestones: (i) entering into an agreement in parallel to performing a detailed design work planned by our engineers and other experts; (ii) purchasing / assembling / manufacturing of the different systems/components by our manufacturing personnel, (iii)
shipment/delivery, (iv) building the greenhouse, (v) installation and integration of climate control systems/components and the hydroponics systems, including their integration with computerized control and management system (vi)
training and guidance by our agronomy and technical experts until the system has completed several cycles of production (vii) warranty period. A project performance/installation time is generally one to three quarters.

A typical contract with a customer includes the delivery of product and services, including installation, commissioning, training and warranty for the equipment and software for a limited period of time. Our contracts are generally non-exclusive and may contain provisions allowing both us and our customers to terminate the agreement for default. Our contracts may also specify the achievement of shipment, delivery and service commitments. We are generally able to meet these commitments.

COMPETITION

The agricultural equipment industry is highly competitive. Our technologies are subject to competition from very limited numbers of either other agricultural equipment and/or technology providers or other providers of hydroponics solutions. We compete with both conventional methods of growing and directly against other hydroponics solution providers. The conventional methods are principally open field methods of growing or growing using soil-based greenhouses, as well as classic soil-less methods, which involve inert solid growing media and specialized irrigation systems, where water can be drained to waste (open systems) or re-circulated (closed system).

While the hydroponics market is an emerging one, therefore there are no significant hydroponics solution providers and only few tens hectares of hydroponics systems deployed world-wide, our principal competitors are Hydronov
Canada and Hortiplan Belguim. Hydronov Canada uses the Deep Flow Technique in which water is re-circulated in deep water beds that serve as a growing system.
Since 1988 Hydronov Canada and other hydroponics solution providers have deployed this technique over approximately 20 hectares, mainly in Canada, China and Mexico. Hortiplan Belguim uses the Nutrient Film Technique in which a shallow nutrient film runs in narrow channels where the plant roots are located.
The NFT systems are the most common hydroponics systems in the world and have been deployed mainly in the United States, Western Europe, Australia and New
Zealand.

Many of our potential competitors have substantially longer operating histories, larger installed client bases, greater name recognition, more experience and significantly greater financial, technical, marketing and other resources than we have.

We believe that a wide range of factors, such as productivity, reliability, price, and other unique performance characteristics of OrganiTECH Ltd.'s technologies, differentiate us from our competitors and will be the principal competitive factor expected to affect future sales of our systems. Additionally, we believe that our intellectual property will provide us with a strong advantage over our competitors around the world in general and in the United
States in particular, and will enable us to increase both sales and research and development efforts for the integration of the GrowTECH(TM) technologies into new platforms.

EMPLOYEES

As of December 31, 2006, we together with OrganiTECH Ltd. had 21 employees, all of whom were full-time. As of March 26, 2007, we together with OrganiTECH Ltd.
had 20 full time employees. Additionally we are engaged with sub-contractors to reinforce our personnel to the extent needed in several fields of expertise.
Management believes that we have an adequate number of employees to support our current operations and projects in process, which are managed partially with subcontractors. OrganiTECH Ltd. intends to hire additional employees as required, upon the ordering of additional projects, commercialization of its products and the receipt of additional financing.

ITEM 2 DESCRIPTION OF PROPERTY

We currently utilize, as an interim executive office, the corporate facilities of OrganiTECH Ltd. The facility, which is in good condition, serves as the corporate, research, and manufacturing facility of OrganiTECH Ltd.. Located in
Yoqneam, Israel, the facility is approximately 2,500 square meters, including offices, an integration hall and laboratory space, as well as 2,000 square meters of yard space. We currently lease this property at a price of $2,800 per month. The lease is for two years and is due to terminate on June 2, 2008.

The change in location during 2003 to Yoqneam was done partially due to the approval OrganiTech Ltd. received from the Investment Center of the Israel
Ministry of Commerce and Trade to operate a production facility under certain tax exempt conditions. The receipt of such tax benefits is conditional upon
OrganiTECH Ltd. fulfilling certain obligations stipulated by Israeli law, such as moving its operations into a certain geographic area as determined by the
Investment Center. If OrganiTECH Ltd. fails to comply with such conditions, the tax benefits may be canceled and OrganiTECH Ltd. may be required to refund, in whole or in part, any benefits previously received.

We have no real estate investment policies.

ITEM 3 LEGAL PROCEEDINGS

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
disputes the claim of Leami, and has stated in its defense that the product sold was a product at a development stage and that this fact was clearly stated in the sales contract. On April 20, 2005 OrganiTECH Ltd. filed a counter lawsuit against Leami in the amount of $148,800 claiming that Leami had not fulfilled its obligations and commitments under the sale agreement signed with OgraniTECH, and by not doing so and taking other actions, it caused OrganiTECH Ltd. to suffer damages and expenses. The Haifa Regional Tribunal has held several preliminary hearings in order to prepare the claim and counter-claim for trial.
A full trial date has yet to be set. Our management believes, based on the opinion of our legal counsel, that this claim will not have material adverse effect on our financial condition.

In August 2006, a claim for approximately $15,000 against OrganiTECH Ltd., and
Mr. Shimon Zanaty, one of our directors, was filed with the Haifa Magistrates'
Court in Israel. The claim was filed by a private individual who entered into an agreement in 2003 with one of our principal shareholders, BLM NV, to purchase our shares which had previously been purchased by BLM and were held by a trustee. The plaintiff claims that she paid BLM for the shares, but has never received them. In October 16, 2006, OrganiTECH Ltd., received a letter from the attorney representing the plaintiff, stating that OrganiTECH Ltd., was not required to file a statement of defense and on November 20, 2006, the attorney representing the plaintiff informed OrganiTECH Ltd., in writing that it would be removed as a defendant in the action. OrganiTECH Ltd., has so far not received a copy of the decision removing it as defendant. Our management believes, based on the opinion of our legal counsel, that this claim will not have material adverse effect on our financial condition.

As of December 31, 2006 none of our directors, officers, affiliates or any owner of record or beneficially of more than 5% of the shares of our common stock is a party to any proceedings against us or has material interests adverse to our own.

ITEM 4 SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

                                     PART II

ITEM 5 MARKETS FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a)  Market Information.

From March 26, 2001 through April 14, 2005 our common stock, under the symbol
"ORGT", was quoted on the OTC Electronic Bulletin Board ("ORGT.OB"). From April
14, 2005, our common stock became ineligible for further quotation on the OTC
Bulletin Board and our shares have since been quoted only on the Pink Sheets
Electronic Quotation Service ("ORGT.PK").

The current price quotation as of March 26, 2007 was $0.21.

The following table sets forth the range of the high and low closing share price of our common stock for each quarterly period within the past two fiscal years:

                                         CLOSING SHARE PRICES
PERIOD                               LOW                       HIGH
--------------                    ---------                 ----------

2005
First Quarter                       $0.16                     $0.38
Second Quarter                      $0.18                     $0.30
Third Quarter                       $0.14                     $0.23
Fourth Quarter                      $0.12                     $0.24

2006
First Quarter                       $0.22                     $0.35
Second Quarter                      $0.26                     $0.33
Third Quarter                       $0.23                     $0.35
Fourth Quarter                      $0.12                     $0.28

These quotations reflect closing share prices, without retail mark-up, markdown, or commission, and may not represent actual transactions.

(b)  Approximate Number of Security Holders:

As of December 31, 2006 and the date of this report, there were approximately
120 shareholders of record of our common stock.

(c)  Dividends.

We have not paid any cash dividends with respect to our common stock. There are no contractual restrictions on our present or future ability to pay cash dividends. However, we may retain any earnings in the near future for operations, thus we do not anticipate that any cash dividends will be paid in the foreseeable future.

In the event OrganiTECH Ltd. distributes cash dividends from income which was tax-exempt as a result of OrganiTECH Ltd.'s Approved Enterprise status,
OrganiTECH Ltd. may have to withhold for the Israeli tax authorities between 10%
to 25% (depending on the level of foreign investment in our company) of the amount of cash dividends distributed and this payment could restrict OrganiTECH
Ltd.'s ability to pay dividends.

(d)  Securities authorized for issuance under equity compensation plans

                                                                                              Number of securities
                                                                                             remaining available for
                                Number of Securities to be    Weighted-average exercise       future issuance under
                                 issued upon exercise of        price of outstanding        equity compensation plans
                                  outstanding, options,         options, warrants and          (excluding securities
                                   warrants and rights                  rights                reflected in column (a))
        Plan Category                     (a)                            (b)                           (c)
        -------------              -------------------                  ------                ------------------------

Equity compensation plans
approved by security holders             3,421,508                       0.232                      1,297,000

Equity compensation plans not
approved by security holders                     -                           -                              -

Total                                    3,421,508                       0.232                      1,297,000

On May 29, 2000 we granted a key employee options to purchase 96,508 shares of our common stock at an exercise price of $1 per share. The options can be exercised upon the occurrence of our making a public issuance of our shares, a merger or an acquisition of our company.

On May 31, 2005, the Board of Directors approved a Stock Option Plan ("SOP") for our executives, directors, key employees and service providers comprising options to purchase up to 1,622,000 shares of our common stock. On February 19,
2006, the Board of Directors approved the increasing of the SOP by in an additional 3,000,000 options. As of December 31, 2006, 1,297,000 options were still available for future grants.

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

(e)  Sales of Unregistered Securities.

During 2006, our company or OrganiTECH Ltd. sold the following securities without registration under the Securities Act of 1933, as amended (the
"Securities Act.")

     (i)  On January 31, 2006, pursuant to an amendment to a series of investment agreements with Clal Finance Underwriters Ltd., dated
          February 20, 2005 PIPE we issued an additional 3,600,000 shares of our common stock to several investors in consideration for $900,000. The shares were registered under Section 4(2) of the Securities Act on a registration statement on form SB-2/A which became effective on
          October 4, 2006. Our new chief executive officer and chief financial officer who were appointed on January 1, 2006 and February 23, 2006, respectively participated in the investment, and invested $300,000 in consideration for 1,200,000 and $50,000 in consideration for 200,000 shares of our common stock respectively. For information relating to options issued pursuant to the February 2005 and January 2006 investment agreements with Clal, see Item 6 - Material Agreements.

     We believe that the transactions described above were exempt from registration under Section 4(2) of the Securities Act because the subject securities were sold to a limited group of persons, each of whom was believed to have been a sophisticated investor or to have had a preexisting business or personal relationship with our company or OrganiTECH Ltd. or our respective managements and to have been purchasing for investment with a view to further distribution.

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

OVERVIEW

We design, develop, manufacture, market and support hydroponics solutions and platforms for the Agriculture and Life-Science industries, enabling the growth of lettuce, green leafy vegetables, herbs and other plants in a highly economic, clean and automated surrounding, making optimal use of resources such as water, energy, labor and land and producing extremely high yields while maintaining significantly lower production costs than the traditional alternatives. Since
2003 we have been offering our "Hydroponics Growing Factory".

With the introduction of the GrowTECH2500 we can now offer a highly automated, computerized controlled hydroponics sustainable greenhouse designed to grow and harvest commercial quantities of hydroponics, pesticide free and clean, lettuce, green leafy vegetables, herbs and other plants while making optimal use of resources such as water, energy, labor and land. See "Item 1 - Description of
Business".

Following a small number of successful small-scale projects that were deployed during 2004 and accepted mainly during 2005 (the majority of which were deployed in Israel), since the middle of 2005 we have deployed two large scale hydroponics projects of our GrowTECH2500 system. The first project was executed in mid- 2005 and deployed in Russia for a Russian local grower. The second project was executed in mid- 2006 and deployed in Spain for a traditional lettuce grower who is a principle exporter of green leafy produce to whole
Europe. In each project we supplied the purchaser with, a 1.2 Hectare hydroponics greenhouse.

During 2007 management intends to continuously increase investment in both its selling and marketing activities and in improving and enhancing our product lines.

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

DEVELOPMENT STAGE COMPANY

Since its inception and until 2006 the Company has devoted substantially most of its efforts to business planning, marketing, research and development, recruiting management and technical staff, acquiring assets and raising capital.
Commencing 2006, the Company has generated significant revenues and accordingly, the Company is not considered to be as a development stage company, as defined in Statement of Financial Accounting Standards No. 7, "Accounting and reporting by development Stage Enterprises" ("SFAS No. 7").

REVENUE RECOGNITION

We believe our most critical accounting policy relates to revenue recognition as described below.

The Company generates revenues from long-term contracts which are recognized based on Statement of Position 81-1 "Accounting for Performance of
Construction-Type and Certain Production-Type Contracts" ("SOP 81-1") according to which revenues are recognized based on either the completed contract basis or the percentage of completion basis.

For projects signed during the year 2004 (and performed till and during the year
2005), which were the Company's first projects, management used the completed-contract method as it could not expect to perform all of its contractual obligations and also has not gained sufficient experience for estimating contract costs. For contracts signed in 2005 and after performing several projects and obtaining adequate experience, the Company started to adopt the percentage-of-completion method based on a zero profit margin, until it could make a more precise estimate, therefore equal amounts of revenue and cost, measured on the basis of performance during the period, were presented in the income statement.

Commencing in the second quarter of 2006, management can estimate the profit it will gain from each project. As such, the gross profits from projects commencing the second quarter were based on the anticipated profit of the projects.

The change from `zero gross margin' method to `anticipated profit' method was accounted as a change in estimate. The effect of the change in the estimate on the net loss and net loss per share for the year ended December 31, 2006 has been $324,349 and $0.01, respectively.

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

For projects signed during 2006 and 2005, given the experience gathered during projects undertaken in 2004, management believes it possesses sufficient technical, business and commercial experience to ensure and estimate, for a specific project, the percentage-of-completion.

The Company believes that the use of the percentage-of-completion method is appropriate since the Company has the ability to make reasonably dependable estimates of the extent of progress towards completion, contract revenues and contract costs. In addition, contracts executed include provisions that clearly specify the enforceable rights regarding services to be provided and received by the parties to the contracts, the consideration to be exchanged and the manner and terms of settlement. In all cases the Company expects to perform its contractual obligations, and its customers are expected to satisfy their obligations under the contract.

Penalties applicable to performance of contracts are considered in estimating sales and profit rates and are recorded when there is sufficient information to assess anticipated contract performance.

In 2006 the Company derived most of its revenues from two projects, each of a single customer. In 2005, we derived 53% of our revenues from a single customer.

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

Prior to the adoption of SFAS 123(R) the Company adopted the disclosure provisions of Statement of Financial Accounting Standard No. 148, "Accounting
for Stock-Based Compensation - transition and disclosure" ("SFAS No. 148"), which amended certain provisions of Statement of Financial Accounting Standard
No. 123 "Accounting for Stock-Based Compensation" ("SFAS No. 123"). Compensation
expense for stock options granted to employees since 2002 until and including
2005 under the Company's stock option plans has been determined based on the fair value at the date of grant, consistent with the method of SFAS No. 123.

On January 1, 2006, the Company adopted Statement of Financial Accounting
Standards No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123(R)") which requires the measurement and recognition of compensation expense based on estimated fair values for all share-based payment awards made to employees and directors. SFAS 123(R) supersedes APB No. 25, for periods beginning in fiscal
2006. In March 2005, the Securities and Exchange Commission issued Staff
Accounting Bulletin No. 107 ("SAB 107") relating to SFAS 123(R). The Company has applied the provisions of SAB 107 in its adoption of SFAS 123(R).

SFAS 123(R) and SAFS No. 123 require companies to estimate the fair value of equity-based payment awards on the date of grant using an option-pricing model.
The value of the portion of the award that is ultimately expected to vest is recognized as an expense over the requisite service periods in the Company's consolidated statement of operations.

The Company recognizes compensation expenses for the value of its awards, which have graded vesting based on the straight line method over the requisite service period of each of the awards.

As a result of adopting SFAS 123(R) on January 1, 2006, the Company's financial position and result of operation had an immaterial change, than if it had continued to account for stock-based compensation under SFAS 123.

The fair value of the options granted during years 2005 and 2006 were estimated using a Black & Scholes option pricing model. The expected volatility was calculated based upon actual historical stock price movements over the most recent periods ending on the grant date, equal to the expected option term. The expected option term represents the period that the Company's stock options are expected to be outstanding and was determined based on simplified method permitted by SAB 107 as the average of the vesting period and the contractual term. The Company has historically not paid dividends and has no foreseeable plans to issue dividends. The risk-free interest rate is based on the yield from
U.S. Treasury zero-coupon bonds with an equivalent term.

The Company granted the options to its key employees and directors, and currently estimates that all options will be vested.

The Company applies SFAS No. 123 and Emerging Issues Task Force No. 96-18
"Accounting for Equity Instruments that are Issued to other than Employees for
Acquiring, or in conjunction with selling, goods or services" ("EITF 96-18"), with respect to options and warrants issued to non-employees. SFAS No. 123 requires the use of option valuation models to measure the fair value of the options and warrants at the date of grant.

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

RESULTS OF OPERATIONS

The following table sets forth certain selected financial data, and is qualified in its entirety by reference to our financial statements and the notes to the financial statements:

                                     Year ended December 31,
                                 ------------------------------
                                     2006               2005
                                 -----------        -----------

Total Assets                     $   924,846        $ 1,036,496

Short Term Obligations           $ 2,188,128        $ 2,232,622

Revenue                          $ 3,395,338        $ 1,649,702

Net Loss                         $(1,379,761)       $  (998,498)

Net Loss per Common Share        $     (0.05)       $     (0.05)

Dividends per Common Share       $         0        $         0

YEAR ENDED DECEMBER 31, 2006 COMPARED TO THE YEAR ENDED DECEMBER 31, 2005

REVENUES

Revenues increased 106% to approximately $3.4 million for the year ended
December 31, 2006 from approximately $$1.65 million for the year ended December
31, 2005. The approximately $1.75 million increase in revenues is primarily from the completion of the deployment of a large scale project in Russia and a substantial progress we maid in the deployment of a large scale project in
Spain- - both projects were recognized based on the percentage-of-completion method.

We believe that in 2007 our revenues will come from a limited number of customers out of which a significant amount will be attributed to our Spanish customer.

COST OF REVENUES AND GROSS PROFIT/LOSS

Cost of revenue increased 67% from approximately $1.686 million in the year ended December 31, 2005 to approximately $2.812 million in the year ended
December 31, 2006. This increase was due primarily to the increase in revenues.
As a percentage of revenues, our cost of revenues was improved to 83% in 2006 from 102% in 2005. Cost of revenue for fiscal 2006 includes mainly cost of materials and salaries in addition to the increase in sales related expenses such as provision for warranties and royalties to the Israeli Chief Scientist.

For the reasons described above, during fiscal year 2006 we had gross profit of
17% (approximately $584,000) versus gross loss of 2% for the fiscal year 2005
(approximately $36,000).

RESEARCH AND DEVELOPMENT EXPENSES

Research and development, net expenses increased 236% from approximately
$152,000 in the year ended December 31, 2005 to approximately $510,000 in the year ended December 31, 2006. The increase was primarily due to increased payroll and related costs, materials and sub-contractors' costs during year
2006. As a percentage of revenue, our R&D expenses were 9% in 2005 and 15% in
2006. In 2007, we expect to continue to incur R&D costs, however limited to its available financial resources, related to our continued GrowTECH2500 development and to a lesser extent, our continued development of other life science applications.

SALES AND MARKETING EXPENSES

Sales and marketing expenses increased 187% from approximately $296,000 in the year ended December 31, 2005 to approximately $849,000 in the year ended
December 31, 2006. The increase in sales and marketing expenses is primarily attributable to the increased payroll costs, amortization of deferred stock based compensation and to expenses related to demo-systems deployed in Europe and the USA. As a percentage of revenue, our sales and marketing expenses were
18% in 2005 and 25% in 2006.

As of the date of the report, we maintain two demo-sites for which the majority of the expense was already incurred. However, in 2007 we expect to continue to incur other increased selling and marketing expenses (limited to our available financial resources), as we believe that the need for our products is worldwide and our sales volume is directly influenced by the sales and marketing efforts invested.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses increased 89% from approximately $338,000 in the year ended December 31, 2005 to approximately $638,000 in the year ended
December 31, 2006. The increase in general and administrative expenses was primarily in payroll costs and amortization of deferred stock based compensation, the majority of which was related to the recruiting of a new chief executive officer and chief financial officer, and in professional services. As a percentage of revenue, our general and administrative were 20% in 2005 and 19%
in 2006.

In 2007, we expect to maintain this level of general and administrative expenses, limited to our available financial resources.

FINANCIAL INCOME/EXPENSES

Financial income was approximately $33,000 in the year ended December 31, 2006 compared to an expense of approximately $177,000 in the year ended December 31,
2005. During 2006 financial income consisted primarily of writing off of a provision recorded in 2005 for a possible fine related to an equity investment in our company (for further information see note 11-E(4). of our annual consolidated financial statements for the year ended December 31, 2006 of this
Report) that was set-off by expenses related to currency exchange rates. During year 2005 financial expenses consisted primarily of interest on a convertible loan received from a related party and of a provision recorded for a possible fine related to an equity investment in our company.

OPERATING LOSS AND NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS

Our operating loss increased by 72% to approximately $1.412 million for the year ended December 31, 2006 from approximately $822,000 for the year ended December
31, 2005 and our net loss increased by 38% to approximately $1.38 million for the year ended December 31, 2006 from approximately $998,000 for the year ended
December 31, 2005.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

YEAR ENDED DECEMBER 31, 2006 COMPARED TO THE YEAR ENDED DECEMBER 31, 2005

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2006, we had cash and cash equivalents totaling approximately
$569,000 versus approximately $449,000 as of December 31, 2005.

Since our inception in 1999, we have financed our operations through private sales of common shares and convertible loans, which have totaled $6.8 million
(net of transaction expenses). We have used the proceeds of the sale of all securities for working capital and other general corporate purposes.

Until we are able to generate sufficient cash from operations, we intend to use our existing cash resources to finance our operations. Based on our monthly expenses, we did not have sufficient cash to satisfy our company's and
OrganiTECH Ltd.'s operational and development requirements over the next 12 months. The report of our independent public accountants on our consolidated financial statements for the fiscal years ended December 31, 2006 includes an explanatory paragraph which states that we have suffered recurring losses from operations and a negative cash flow from operating activities that raise substantial doubt about its ability to continue as a going concern.

For the year ended December 31, 2006, we had approximately $746,000 cash used in operating activities compared with approximately $14,000 for the year ended
December 31, 2005. The operating cash outflow for fiscal 2006 was primarily a result of our loss of approximately $1.38 million and a decrease in customer advances. The cash outflow was partially offset by a decrease in costs incurred on contracts in progress and other receivables, by an increase in other payables and accrued expenses, and by amortization of deferred stock-based compensation.

The net cash used in investment activities for the year ended December 31, 2006 was approximately $19,000 compared with approximately $58,000 provided by investment activities for the year ended December 31, 2005. The cash used in investment activities for fiscal 2006 was a result of property and equipment purchases.

Our net cash inflow from financing activities for the year ended December 31,
2006 was approximately $886,000 compared with approximately $408,000 for the year ended December 31, 2005. The net cash inflow from financing activities for both periods was generated primarily from the proceeds of the issuance of shares, net of issuance expenses.

There were no long term loans and commitments or off balance sheet guarantees as of December 31, 2006.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in future condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

For further information relating to a Memorandum of Understanding with Keren
Katzir Debenture for Investment Ltd. for the investment of $3,000,000 in our company, see under "Material Agreements" later in this Item 6.

UNCERTAINTIES THAT MAY AFFECT OUR FUTURE RESULTS AND FINANCIAL CONDITIONS

Described below are a number of uncertainties which, in addition to uncertainties and risks presented elsewhere in this annual report, may adversely affect our business, operating results and financial condition. The uncertainties enumerated below as well as those presented elsewhere in this annual report should be considered carefully in evaluating the company, its business and the value of its securities.

WE ARE A COMPANY WITH LIMITED OPERATIONAL HISTORY

We have a limited operating history upon which an investor can evaluate an investment in our business. Our limited operating history will make it difficult, if not impossible, to predict future operating results and to assess the likelihood of our business success in considering an investment in our company. We cannot give any assurance that we will successfully address these risks, which may limit the ability to encourage further investment in our company.

NO SIGNIFICANT REVENUES AND LACK OF FUNDS

We have accumulated losses since our inception in the amount of $9,458,989 and currently have no material revenues. Our inability to generate revenues and profits from products we have introduced onto the market could cause us to go out of business, and for our investors to lose their entire investment.

We will most likely need to raise cash to cover the anticipated fall in our cash flow until such time as we become cash flow positive based solely on sales less operating and other costs. We will seek to raise additional cash and working capital, should it become necessary, through the public or private sales of equity securities, the procurement of advances on contracts, funding from joint-venture or strategic partners, or a combination of the foregoing. We may also seek to satisfy indebtedness without any cash outlay through the private issuance of debt or equity securities. We cannot give any assurance that we will be able to secure any additional cash we may require to continue our operations.

Our independent auditors stated in their report accompanying the financial statements for the fiscal year ended December 31, 2006 that we have not yet generated sufficient revenues from our operations and are dependent on external sources for financing its operations. Additionally we have incurred recurring net losses, negative cash flows from operations and a negative working capital.
These factors raise substantial doubt about our ability to continue as a going concern.

INTENSE COMPETITION

The agro-technology market is a competitive industry, in which the standards are constantly evolving. There are no substantial barriers to entry, and we expect that competition will be intense and may increase.

Many of our existing competitors may have substantially greater financial, technical and marketing resources, larger customer bases, longer operating histories, greater name recognition and more established relationships in the industry than we have. As a result, certain of these competitors may be able to develop and expand their product and service offerings more rapidly, adapt to new or emerging technologies and changes in customer requirements more quickly, take advantage of acquisitions and other opportunities more readily, devote greater resources to the marketing and sales of their products and services, or aggressively reduce their sales prices below the our costs. We cannot give any assurance that we will be able to compete successfully with existing or new competitors.

WE DEPEND ON A LIMITED NUMBER OF KEY PERSONNEL WHO WOULD BE DIFFICULT TO REPLACE

We are dependent for our success on a few key executive officers. Our inability to retain these officers would impede our business plan and growth strategies, which would have a negative impact on our business and the value of an investment. We currently have a small staff comprised of four executive officers and sixteen employees. Although we believe that these officers and employees will be able to handle the administrative, research and development, sales and marketing, and manufacturing requirements in the short-term as we increase sales and operations, we will nevertheless be required over the longer-term to hire highly skilled managerial, engineering, technical, sales and marketing and administrative personnel to fully implement our business plan and growth strategies. We cannot assure that we will be able to engage the services of such qualified personnel at competitive prices, or at all, particularly given the risks of employment attributable to our limited financial resources and lack of an established track record.

THE ABILITY TO MANAGE OPERATION GROWTH

We plan to grow very rapidly, which will strain our management team and other company resources to both implement more sophisticated managerial, operational and financial systems, procedures and controls and to train and manage the personnel necessary to implement those functions. Our inability to manage our growth could impede our ability to generate revenues and profits and to otherwise implement our business plan and growth strategies, which would have a negative impact on our business and the value of an investment.

We will need to significantly expand our operations to implement our longer-term business plan and growth strategies. We will also be required to manage multiple relationships with various strategic partners, customers, manufacturers and suppliers, consultants and other third parties. This will require us to significantly improve or replace our existing managerial, operational and financial systems, procedures and controls; to improve the coordination between our various corporate functions; and to manage, train, motivate and maintain a growing employee base. The time and costs to effect these steps may place a significant strain on our management personnel, systems and resources, particularly given the limited amount of financial resources and skilled employees that may be available at the time. We cannot give any assurance that we will institute, in a timely manner or at all, the improvements to our managerial, operational and financial systems, procedures and controls necessary to support our anticipated increased level of operations and to coordinate our various corporate functions, or that we will be able to properly manage, train, motivate and retain our anticipated increased employee base.

RELIANCE ON KEY MARKETING AND DISTRIBUTION PARTNERS

We intend to rely upon strategic partners or third party marketing and distribution agents to provide a significant part of our marketing and sales function. Should they fail to perform as expected, our ability to generate revenues and profits and to otherwise implement our business plan and growth strategies will be adversely affected.

RELIANCE ON INTELLECTUAL PROPERTY

We rely on a combination of patent, patent pending and trademark, proprietary rights agreements and non-disclosure agreements, to protect our intellectual properties. We cannot give any assurance that these measures will prove to be effective in protecting our intellectual properties.

In the case of patents, we cannot give any assurance that our existing patents will not be invalidated, that any patents that we currently or prospectively apply for will be granted, or that any of these patents will ultimately provide significant commercial benefits. Furthermore, competing companies may circumvent any patents that we may hold by developing products which closely emulate but do not infringe upon our patents. While we intend to seek patent protection for our products in selected foreign countries, those patents may not receive the same degree of protection as they would in the United States. We can give no assurance that we will be able to successfully defend our patents and proprietary rights in any action we may file for patent infringement. Similarly, we cannot give any assurance that we will not be required to defend against litigation involving the patents or proprietary rights of others, or that we will be able to obtain licenses for these rights. Legal and accounting costs relating to prosecuting or defending patent infringement litigation may be substantial.

We also rely on proprietary designs, technologies, processes and know-how not eligible for patent protection. We cannot give any assurance that our competitors will not independently develop the same or superior designs, technologies, processes and know-how.

POTENTIAL DIFFICULTIES IN ENFORCING CONTRACTS WITH CUSTOMERS

Our contracts and purchase orders are separately negotiated with each of our customers and the terms vary. Some of the customers execute short-term purchase orders for small deployments as opposed to long-term contracts for large-scale deployments of our products. These short term contracts do not ensure that the customer will purchase any additional products beyond those specifically listed in the order. Moreover, since we believe that these purchase orders may represent the early portion of longer-term customer programs, we spend significant financial sums, personnel and operational resources to fulfill these orders. If our customers fail to purchase additional products to fulfill their programs as we hope, we may be unable to recover the costs it incurred and our business could suffer.

In addition, our general framework contracts are generally non-exclusive and contain provisions allowing our customers to terminate the agreement without significant penalties. Our contracts may also specify our shipment, delivery and installation commitments. If we fail to meet these commitments or negotiate extensions in a timely manner, our customers may choose to terminate their contracts or impose monetary penalties.

SALES AND OPERATIONS ARE DIFFICULT AND COSTLY AS A RESULT OF THE POLITICAL RISKS
WORLD WIDE

Our sales to customers based outside Israel account for the majority of our revenues and may be influenced by the following factors: (i) longer payment cycles and customers seeking extended payment terms, (ii) tariffs, duties, price controls or other restrictions on foreign currencies or trade barriers imposed by foreign countries which may make our systems expensive and uncompetitive for local operators; (iii) import or export licensing or product-certification requirements; (iv) unexpected changes in regulatory requirements and delays in receiving licenses to operate; (v) political and economic instability, including the impact of economic recessions; (vi) reluctance to staff and manage foreign operations as a result of political unrest; and (vii) limited ability to enforce agreements in regions where the judicial systems may be less developed.

INTERNATIONAL TRANSACTIONS AND FOREIGN CURRENCY FLUCTUATIONS

We intend to export our products. This will subject us to various risks associated with international transactions that may adversely affect our results of operations, including risks associated with fluctuating exchange rates;
foreign government regulation of fund transfers and export and import duties and tariffs; and political instability. We do not currently engage in activities to mitigate the effects of foreign currency fluctuations, and we anticipate being paid in U.S. dollars or Euro with respect to any international transactions we may enter into. If earnings from international operations increase, our exposure to fluctuations in foreign currencies may increase, and we may utilize forward exchange rate contracts or engage in other efforts to mitigate foreign currency risks. We can give no assurance as to the effectiveness of these efforts in limiting any adverse effects of foreign currency fluctuations on our international operations and our overall results of operations.

PAYING CASH DIVIDENDS

We anticipate that we will not pay cash dividends on the shares of our common stock in the foreseeable future, and we cannot guarantee that funds will be legally available to pay dividends.

LOW VOLUME TRADE

On April 14, 2005, the shares of our common stock were de-listed for further quotation on the OTC Bulletin Board as a result of our failure to file a complete Form 10-KSB for the period ended December 31, 2003, accompanies by an independent auditor opinion. As a result, our shares are sporadically or
"thinly-traded" on the Pink Sheets Electronic Quotation Service, meaning that the number of persons interested in purchasing our shares at or near ask prices at any given time may be relatively small or non-existent. This situation is attributable to a number of factors, including the fact that we are a small company, relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume, and that even if we came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an unproven company or purchase or recommend the purchase our shares until such time as we became eligible for further quotation on the OTC Bulletin Board. As a consequence, there may be periods of several days or more when trading activity in our shares is minimal or non-existent, as compared to other issuers which have a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price. We cannot give any assurance that a broader or more active public trading market for the shares of its common stock will develop or be sustained, or that current trading levels will be sustained.

HIGH VOLATILITY IN SHARE PRICE AND POTENTIAL DILUTION

The market price for the shares of our common stock is particularly volatile given our status as a relatively unknown company with a small and thinly-traded public float, limited operating history and lack of material revenues, which could lead to wide fluctuations in our share price. The purchase price for our shares may not be indicative of the price that will prevail in the trading market. Investors may be unable to sell their shares of common stock at or above their purchase price, which may result in substantial losses. Additionally, should we issue additional shares of common stock, options or warrants to purchase those shares, it would dilute proportionate ownership and voting rights.

MATERIAL AGREEMENTS

MEMORANDUM OF UNDERSTANDING WITH KEREN KATZIR DEBENTURE FOR INVESTMENT LTD.

On February 7, 2007 the Company entered into a Memorandum Of Understanding
("MOU") with Keren Katzir Debenture for Investment Ltd., an Israeli investment company ("Katzir") for the investment of $3 million in the Company. Pursuant to the MOU, Katzir will invest $3 million in the Company in consideration for shares of the Company's common stock equal to 30% of the Company's fully-diluted share capital (post-investment). Katzir will also be granted a number of warrants to purchase shares of the Company's common stock which will ensure that in the event that any of the existing warrants or options of the Company are exercised, Katzir's post-closing shareholding will be maintained. The terms of the warrants will mirror the terms of any of the Company's existing warrants and options which will be exercised.

The Company has also agreed under the MOU that Katzir shall be entitled to nominate the chairman of the Company's board of directors and additional 3 directors, to be appointed in accordance with the provisions of the Company's certificate of incorporation. The number of directors on the Company's board of directors will be increased to 9. Three of the Company's current directors will resign from the board upon the closing of the transaction, in order to facilitate Katzir's right of nomination.

Upon execution of the MOU, the parties anticipated completing the transaction within 12 weeks, and agreed to a no-shop restriction for that period.
Notwithstanding the no-shop restriction, the Company was permitted to continue seeking an investment or bridge financing for up to $500,000.

The consummation of the transaction is subject to the completion of a due diligence review of the Company and its business, the execution of definitive documentation and other customary conditions, including receipt of third party and regulatory approvals.

PURCHASE AGREEMENT WITH A SPANISH CUSTOMER

On July 3, 2006, we issued a press release announcing the execution of a purchase agreement for the sale of our hydroponics greenhouses to a Spanish customer for Euro 1.8 million. The purchase agreement also provides the customer with an option to purchase two further systems for an aggregate of an additional
Euro 3.6 million. The agreement was entered into on June 28, 2006. As of the date of this report we have collected Euro 1,530,000 under the purchase agreement.

CLAL INVESTMENTS LTD.

(1)  On February 20, 2005 (the "Closing Date"), we entered into an investment agreement with several investors including Clal Investments Ltd., ("Clal")
     (which also represented the investors) (the "PIPE Agreement") whereby, the investors and Clal were entitled to purchase up to 4,000,000 shares of our common stock (the "Investment Shares") for an aggregate purchase price of
     $1,000,000 and options to purchase shares of our common stock, in accordance with the terms described below.

     Such aggregated price included the conversion by Clal of a convertible promissory note into an equity investment in our company (see note 11E) of our audited annual financial statements). Pursuant to the agreement, we agreed to issue to the investors and Clal, two types of options, proportionally to their effective investment: (i) Option type A ("A-1
     Warrants") were for up to 2,000,000 shares of our common stock exercisable for the longer of 360 days from the Closing Date or 3 months from the declaration of effectiveness of a registration statement covering the
     Investment Shares, for an exercise price of $0.75 per share of our common stock; and (ii) Option type B ("A-2 Warrants") were for up to 2,000,000 shares of common stock exercisable for the longer of 540 days from the
     Closing Date or 3 months from the declaration of effectiveness of a registration statement covering the Investment Shares, for an exercise price of $1.00 per share of our common stock or, in the last 30 days of the term of the options, at a 10% discount from the average share price within the 30 day period prior to the date of the delivery notice.

(2)  Pursuant to the agreement, during February 2005, we received an aggregate of $550,000, in consideration for which during March and May 2005, we issued Clal and the investors the following: 2,200,000 shares of our common stock, A-1 Warrants to purchase 1,100,000 shares of the our common stock and A-2 Warrants to purchase 1,100,000 shares of our common stock. On July
     1, 2005 the Investors and Clal invested additional amount in the aggregate of $50,000 in consideration for 200,000 shares of our common stock, issued on November 2005, A-1 Warrants to purchase a further 100,000 shares of our common stock and A-2 Warrants to purchase a further 100,000 shares of our common stock.

     Under the agreement, we were required to use our best efforts, as soon as practicable, but not later than 75 business days following the Closing Date
     (the "Registration Period"), to file a registration statement with the
     Securities and Exchange Commission, on Form SB-2 or such other applicable registration form available. The agreement provided that if we failed to file the registration statement within the Registration Period we would bear a fine equal to 1% of the consideration received under the PIPE agreement per month.

(3)  On January 31, 2006, Clal and the investors invested the remaining $400,000 for which they received an additional 1,600,000 shares of our common stock,
     A-1 Warrants to purchase 800,000 shares of our common stock and A-2
     Warrants to purchase 800,000 shares of our common stock.

(4)  On January 2, 2006, our Board of Directors approved an increase of the amount that could be raised under the PIPE Agreement to $1.3 Million - $1.5
     Million until February 1, 2006. Pursuant to the above approval and to an amendment to the investment agreement signed on January 31, 2006, Clal and the investors invested an additional $500,000 in consideration for
     2,000,000 shares of our common stock at $0.25 per share, and additional options as follows: (i) A-1 Warrants for up to 1,000,000 shares of common stock for an exercise price of $0.75 per share of common stock and (ii) A-2
     Warrants for up to 1,000,000 shares for common stock for an exercise price of $1.00 per share of common stock or, in the last 30 days of the term of the options, at a 10% discount from the average share price during the 30 day period prior to the date of the delivery notice.

     The final exercise date for all A-1 Warrants under the original investment agreement was extended until April 30, 2007 and the final exercise date for all type A-2 Warrants under the original investment agreement was extended to July 31, 2007.

     Under the amendment, the investors waived any claims pursuant to our failure to file the registration statement within the Registration Period.

     In addition, the amendment to the investment agreement required us to make best efforts to file a registration statement with the Securities and
     Exchange Commission, on Form SB-2 or such other applicable registration form available, as soon as practicable, but not later than 75 business days following January 31, 2006 (the "Amended Registration Period"). The
     amendment provided that should we fail to (i) file a registration statement covering the Investment Shares and Warrants, or (ii) respond to comments from the Security and Exchange Commission within the time periods set forth in the Investment Agreement, or (iii) maintain the registration statement covering the Investment Shares and Warrants effective, we would bear a fine equal to 1% of the total amount under the PIPE agreement ($1.5M) per month.
     We filed the requested Form SB-2 on May 12, 2006, and the registration statement was declared effective on October 4, 2006. As a result, we didn't pay the investors and Clal any fine with regards to the said registration statement.

(5)  On March 14, 2006, we entered into an agreement with Clal for the provision of past and future services provided to us by Clal in securing part of the investments mentioned above. Under the agreement, Clal is entitled to an aggregate payment of $30,000 +VAT (of which $22,000 + VAT has previously been paid) and to A-1 Warrants for the purchase of an additional 180,000 shares of our common stock (of which 82,500 warrants have previously been issued to Clal) and A-2 Warrants for the purchase of additional 180,000 shares of our common stock (of which 82,500 warrants have previously been issued to Clal).

(6)  On November 16, 2004, we entered into a service agreement with a consultant whereby the consultant will present us to potential investors and as part of the success-based consideration. Following the PIPE Agreement for which he provided services, the consultant is entitled to A-1 Warrants for the purchase of 27,500 shares of our common stock and A-2 Warrants for the purchase of 27,500 shares of our common stock under the same terms and conditions detailed in the PIPE agreement.

SAD-GIGANT PURCHASE AGREEMENT

On June 26, 2005, we entered into a sales agreement with ZAO - Sad-Gigant Kholod
("ZAO") for the sale of equipment and installation of the GrowTECH 2500 for the price of $2,726,700. As of the date of this report we have collected the full amount due under the agreement.

ITEM 7 FINANCIAL STATEMENTS

Our financial statements, as of December 31, 2006 and 2005, and for the years then ended are included in this Report and appear at pages F-1 through F-32.

ITEM 8 CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING FINANCIAL
       DISCLOSURE

Effective October 10, 2005, we terminated our relationship with Amper,
Politziner & Mattia, P.C. ('Amper') as our independent registered accounting firm. Amper had served as our independent registered accounting firm from
February 2004. The report of Amper on our financial statements for the fiscal year ending December 31, 2004, did not contain any adverse opinion, disclaimer of opinion or any qualifications or modifications related to, limitation of audit scope or application of accounting principles. The decision to change the independent registered accounting firm was approved by our Board of Directors.

In connection with its audit for the fiscal year ending December 31, 2004 and through the termination of our relationship in October 2005, there were no disagreements with Amper on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of Amper would have caused them to make reference thereto in their report on the financial statements for year 2003. During the year ended December 31, 2003, and through October 10,
2005, there were no reportable events (as defined in Item 304(a) (1) (iv) (B) of
Regulation S-B).

Effective November 24, 2005, we engaged Kost, Forer, Gabbay, & Kasierer, member of Ernst & Young Global, to serve as our independent registered public accountants for the fiscal year ending December 31, 2004. During the fiscal year prior to November 24, 2005, we did not consult with Kost, Forer, Gabbay, &
Kasierer regarding either (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements; or (ii) any matter that was either the subject of a disagreement or a reportable event as defined in Item 304(a) (2) of Regulation S-B.

ITEM 8B CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

An evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial
Officer, of the effectiveness of our disclosure controls and procedures as of
December 31, 2006. Disclosure controls and procedures are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Form 10-KSB, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Based on this evaluation, our Chief Executive Officer and Chief Financial
Officer concluded that our disclosure controls and procedures are effective for gathering, analyzing and disclosing the information that we are required to disclose in the reports filed under the Securities Exchange Act of 1934. Such evaluation did not identify any change in the year ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over the financial reporting during the year ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                                    PART III

ITEM 9 DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT; COMPLIANCE WITH
       SECTION 16(A) OF THE EXCHANGE ACT

Our executive officers and directors and their ages as of the date of this report are as follows:

Name               Age       Position
----               ----      --------

Lior Hessel         39       Chairman of Board of Directors
Heli Ben-Nun        55       Chief Executive Officer, Director
Yaron Shalem        34       Chief Financial Officer
Arieh Keidan        57       Director
Yaacob Hannes       70       Director
Samuel Hessel       61       Director
Ohad Hessel         38       Director
Simon Zenaty        55       Director

Lior Hessel and Ohad Hessel are brothers and the sons of Samuel Hessel.

BIOGRAPHIES OF EXECUTIVE OFFICERS AND DIRECTORS

Mr. Lior Hessel - Mr. Hessel is the chairman of our board of directors and served as our Chief Executive Officer from February 2001 until January 2006, and from July 1999 has served as the President of OrganiTECH Ltd. Mr. Hessel has been our director since January 2001 and has served as a director of OrganiTECH
Ltd. since its foundation. Mr. Hessel has more than 7 years experience in the technology development sector with a strong background in robotics. Mr. Hessel began his professional career as a Product Engineer with the semiconductor equipment provider Kulicke & Soffa. From 1995 to 1998, Mr. Hessel was a Research
and Development Team Manager at Jordan Valley Applied Radiation. Mr. Hessel is a
graduate of the Agricultural Engineering Department of the Technion, The Israel
Institute of Technology, and holds degrees in both Mechanical Engineering and
Business Management.

Mrs. Rachel Ben-Nun - Since January 2, 2006, Mrs. Ben-Nun has served as our
Chief Executive Officer and since February 19, 2006 Mrs Ben-Nun has served as a member of our Board of Directors. Mrs. Ben-Nun is a co-founder of Arel
Communication and Software Ltd. ("Arel") and a co-founder of Arelnet Ltd.
("ArelNet") a leading provider of VOIP systems. Mrs. Ben-Nun was the CEO of Arel during its initial public offering on the NASDAQ National Market in 1994 and
Arelnet's CEO during its initial public offering on the Tel-Aviv Stock Exchange
(TASE: ARNT) in 2000[?].at the time of its acquisition in June 2005 by Airspan
Networks Inc., a Washington company traded on the Nasdaq National Market
(NASDAQ: AIRN). Mrs. Ben-Nun has over 25 years of experience in the Hi-Tech industry mainly in management and development of Telecommunication systems and software. Mrs. Ben-Nun holds a Master's degree, in Industrial Engineering from
Ben-Gurion University, Israel.

Mr. Yaron Shalem - Since February 23, 2006 Mr. Shalem has served as our Chief
Financial Officerl. Prior to joining OrganiTech he was the CFO of Arelnet Ltd, an Israeli company traded on the Tel-Aviv Stock Exchange, (TASE: ARNT) which was purchased by Airspan Networks Inc., a Washington company traded on the Nasdaq
National Market (NASDAQ: AIRN). Prior to joining ArelNet Mr. Shalem was CFO of
CellPay Ltd, an Israeli start-up - a worldwide leading technology provider in the Mobile Payment arena, at Telrad Networks group, a leading Israeli
Telecommunications Company, and served as an accountant at Price Waterhouse
Coopers Israel. Yaron is an experienced CPA and holds a B.A. in Economics &
Accounting from Tel Aviv University and an EMBA from Bar-Ilan University.

Mr. Arieh Keidan - Mr. Keidan has been a member of our board of directors since
August 2002. Mr. Keidan has more than 30 years of experience in banking and finance management in Israel. Mr. Keidan was the Finance Officer of
American-Israel Paper Mills Ltd., throughout the 1970's, a manager of real estate investments for Migdal Insurance Company, and Bank Leumi Leisrael, and a
manager of the real estate development of Shikun Vebinui, one of Israel's largest corporations.

Yaacob Hannes - Mr. Hannes has served on our board of directors since 2003. Mr.
Hannes served for 20 years as CFO of the Israeli holding company Elron
Electronic Industries Ltd. and of several of its affiliated companies. Since
1989 Mr. Hannes has worked as an independent financial consultant to various companies in various industries. Mr. Hannes also serves as director of the following public companies; Caprice Jewelry Ltd., Afsek Industries Ltd., Kalil
Industries Ltd. and the following companies: Clal Finance Underwriters Ltd.,
Rosario Capital Underwriters Ltd. and HerbaMed Ltd. Mr. Hannes is a Director and
Owner of Y.Hannes & Co. Ltd. and Hannes Holdings Ltd. Mr. Hannes is deemed by our board of directors as our financial expert.

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

Mr. Ohad Hessel - Mr. Hessel has served on our board of directors since January
2001 and acted as the Company's Vice President of Operations from January 2001 until April 2003. From 1993 to 1999, Mr. Hessel served as Executive Vice
President of the Northern Region for D.G. Pizza. Mr. Hessel earned a degree in industrial management engineering from ORT College in Israel and has completed additional studies in international executive management both in the United
States and Israel.

Simon Zenaty - Mr. Zenaty has served on our board of directors since June 2003.
Mr. Zenaty has over 25 years of managerial, operational and consulting experience in the commerce and industry fields in Europe. Mr. Zenaty holds a degree in Engineering & Electronics.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Section 16(a) of the Exchange Act, as amended, requires our executive officers, directors and persons who beneficially own more than 10% of our common stock to file reports of their beneficial ownership and changes in ownership, Forms 3, 4 and 5, and any amendment thereto, with the SEC. Executive officers, directors, and greater-than-ten percent holders are required to furnish us with copies of all Section 16(a) forms they file. Based on our review of the activity of our officers and directors for the fiscal year ended December 31, 2005, we believes all Forms 3, 4 or 5 were timely filed.

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

ITEM 10 EXECUTIVE COMPENSATION

The following table sets forth all compensation paid in respect of our Chief
Executive Officer and those individuals who received compensation in excess of
$100,000 per year (collectively, the "Named Executive Officers") for our last two completed fiscal years:

                                                                      Non-Equity     Nonqualified
                                                                       Incentive       Deferred
 Name and                                       Stock       Option       Plan        Compensation      All Other
 Principal                 Salary      Bonus    Awards     Awards*    Compensation      Earnings     Compensation
 Position       Year        ($)         ($)      ($)         ($)          ($)              ($)            ($)
 (a)            (b)         (c)         (d)      (e)         (f)          (g)              (h)            (i)
-----------   --------   ------------ -------- -------- ------------ --------------- -------------- ---------------

Lior Hessel     2006      117,018 (1)    -        -       58,180 (2)       -                -             -
-Chairman
                2005      115,156
-----------   --------   ------------ -------- -------- ------------ --------------- -------------- ---------------
Heli            2006      113,448 (3)    -        -      157,500 (4)       -                -             -
Ben-Nun -
CEO &
Director
                2005
                (N/A)
-----------   --------   ------------ -------- -------- ------------ --------------- -------------- ---------------
Yaron           2006       81,504 (5)    -        -       27,500 (6)       -                -             -
Shalem -
CFO (3)         2005
                (N/A)
-----------   --------   ------------ -------- -------- ------------ --------------- -------------- ---------------

(1)  On May 2, 2006 we entered into an employment agreement with Mr. Lior
     Hessel, our Chairman, which replaced his previous employment agreement dated November 1999. The new agreement provides for an annual base salary of approximately U.S. $80,000 plus certain benefits, including a pension plan. Each side may terminate the agreement upon 180 days notice.

(2)  On December 29, 2005, we granted Mr. Hessel 360,000 options to purchase shares of our common stock with an exercise price of $0.187 per share. The options vest over 2 years and are exercisable for a period of 10 years following the grant. The weighted fair market value of the options as calculated in accordance with FAS 123R is $0.22 per share, constituting a total benefit at the date of grant of $77,715, amortizing equally over the vesting period, with an expense of $58,180 being recorded for fiscal year
     2006. For more information see, note 11-G of our annual financial statements for the year ended December 31, 2006.

(3)  On May 2, 2006 we entered into an employment agreement with Rachel Ben-Nun, our CEO, which replaced a letter of intent entered into with her on January
     1, 2006. The employment agreement provides for an annual base salary of approximately U.S. $80,000 plus certain benefits, including a pension plan.
     Each side may terminate the agreement upon 180 days notice.

(4)  On January 2, 2006, we granted Ms. Ben Nun 1,500,000 options to purchase shares of our common stock with an exercise price of $0.20 per share. The options vest over 3 years and are exercisable for a period of 10 years following the grant. The weighted fair market value of the options as calculated in accordance with FAS 123R is $0.21 per share, constituting a total benefit at the date of grant of $315,000, amortizing equally over the vesting period, with an expense of $157,500 being recorded for fiscal year
     2006. Additionally, according the employment agreement, should we complete a re-organization, merger, acquisition or similar transaction with an unaffiliated third party, in which we issue at least 25% of our share capital outstanding at such time, then in the event that Ms. Ben-Nun's employment is terminated for any reason within 12 months of the completion of such transaction, all of Ms. Ben-Nun's unvested options shall become immediately exercisable. For more information see, note 11-G of our annual financial statements for the year ended December 31, 2006.

(5)  On May 2, 2006 we entered into an employment agreement with Yaron Shalem, our CFO, which replaced a letter of intent entered into with him on
     February 15, 2006. The employment agreement provides for an annual base salary of approximately U.S. $65,000 plus certain benefits, including a pension plan. Each side may terminate this agreement upon 90 days prior notice.

(6)  On February 19, 2006, we granted Mr. Shalem 250,000 options to purchase shares of our common stock with an exercise price of $0.25 per share. The options vest over 3 years and are exercisable for a period of 10 years following the grant.. The weighted fair market value of the options as calculated in accordance with FAS 123R is $0.22 per share, constituting a total benefit at the date of grant of $55,000, amortizing equally over the vesting period, with an expense of $27,500 being recorded for fiscal year
     2006. Additionally, according the employment agreement, should we complete a re-organization, merger, acquisition or similar transaction with an unaffiliated third party, in which we issue at least 25% of our share capital outstanding at such time, then in the event that Mr. Shalem's employment is terminated for any reason within 12 months of the completion of such transaction, all of Mr. Shalem's unvested options shall become immediately exercisable. For more information see, note 11-G of our annual financial statements for the year ended December 31, 2006.

The following table provides a summary of the outstanding equity awards held by
Named Executive Officers, as of December 31, 2006:

                                                 Outstanding Equity Awards at Fiscal Year-End
                 ---------------------------------------------------------------------------------------------------------
                                            Option Awards                                      Stock Awards
                 -----------------------------------------------------------------  --------------------------------------
                                                                                                                   Equity
                                                                                                                  Incentive
                                                                                                                    Plan
                                                                                                                   Awards:
                                                                                                                   Market
                                                                                                        Equity       or
                                                                                                      Incentive    Payout
                                                                                               Market    Plan       Value
                                                                                        No.    Value    Awards:      of
                                               Equity                                   of       of     Number    Unearned
                                              Incentive                               Shares   Share      of       Shares,
                                                Plan                                    or       or    Unearned     Units
                                               Awards:                                Units    Unites   Shares,      or
                  Number of    Number of      Number of                                 of       of    Units or     Other
                 Securities    Securities    Securities                               Stock    Stock    Other      Rights
                 Underlying    Underlying    Underlying                                that     that    Rights      That
                 Unexercised  Unexercised     Uxercised       Option      Option       have     have     That       Have
Name and           Options      Options       Unearned       Exercise   Expiration      not     not     Have Not     Not
Principal            (#)          (#)          Options        Price       Date        Vested   Vested    Vested    Vested
Position         Exercisable Unexercisable       (#)           ($)         ($)          (#)      ($)      (#)        (#)
   (a)               (b)          (c)            (d)           (e)         (f)          (g)      (h)      (i)        (j)
-------------    ----------- -------------  -------------  -----------  ----------  ---------  ------  ---------  --------
Lior   Hessel       270,000       90,000          -           $0.187     December        -       -        -           -
-Chairman (1)                                                            29, 2015
-------------    ----------- -------------  -------------  -----------  ----------  ---------  ------  ---------  --------
Heli Ben-Nun        375,000    1,125,000          -           $ 0.20     January 2,      -       -        -           -
- CEO &                                                                   2016
Director (2)
-------------    ----------- -------------  -------------  -----------  ----------  ---------  ------  ---------  --------
Yaron  Shalem        62,500      187,500          -           $ 0.25     February        -       -        -           -
- CFO (3)                                                                19, 2016
-------------    ----------- -------------  -------------  -----------  ----------  ---------  ------  ---------  --------

During the fiscal year 2006 none of the Named Executive Officers exercised options at fiscal year end.

The following table presents the compensation of each of our directors for the year ended December 31. 2006:

                                             Director Compensation
----------------------------------------------------------------------------------------------------------------
                                                                      Nonqualified
                Fees                                  Non-Equity        Deferred
              Earned or      Stock        Option    Incentive Plan    Compensation      All Other
              Paid In       Awards        Awards     Compensation       Earnings      Compensation      Total
   Name *       Cash          ($)          ($)            ($)             ($)              ($)           ($)
    (a)          (b)          (c)          (d)            (e)             (f)              (i)           (j)
------------- ----------- ------------ ----------- ---------------- --------------- ---------------- -----------
Arieh Keidan      -            -          8,081(1)        -               -                -               8,081
------------- ----------- ------------ ----------- ---------------- --------------- ---------------- -----------
Yaacob Hannes     -            -         10,784(2)        -               -                -              10,784
------------- ----------- ------------ ----------- ---------------- --------------- ---------------- -----------
Samuel Hessel     -            -          8,081(3)        -               -                -               8,081
------------- ----------- ------------ ----------- ---------------- --------------- ---------------- -----------
Ohad Hessel       -            -          4,848(4)        -               -                -               4,848
------------- ----------- ------------ ----------- ---------------- --------------- ---------------- -----------
Simon Zenaty      -            -          9,697(5)        -               -                -               9,697
------------- ----------- ------------ ----------- ---------------- --------------- ---------------- -----------

*    Details regarding compensation paid to Mr. Lior Hessel and Mrs. Heli
     Ben-Nun who are members of our board of directors and are included earlier in this Item 10.

(1)  On December 29, 2006, we granted Mr. Arieh Keidan 50,000 options to purchase shares of our common stock with an exercise price of $0.187 per share. The options vest over 2 years and are exercisable for a period of 10 years following the grant. The weighted fair market value of the options as calculated in accordance with FAS 123R is $0.22 per share, constituting a total benefit at the date of grant of $10,794, amortizing equally over the vesting period, with an expense of $8,081 being recorded for fiscal year
     2006. For more information see, note 11-G of our annual financial statements for the year ended December 31, 2006.

(2)  On December 29, 2006, we granted Mr. Yaakob Hannes 100,000 options to purchase shares of our common stock with an exercise price of $0.187 per share The options vest over 3 years and are exercisable for a period of 10 years following the grant. The weighted fair market value of the options as calculated in accordance with FAS 123R is $0.22 per share, constituting a total benefit at the date of grant of $21,587, amortizing equally over the vesting period, with an expense of $10,784 being recorded for fiscal year
     2006. For more information see, note 11-G of our annual financial statements for the year ended December 31, 2006.

(3)  On December 29, 2006, we granted Mr. Samuel Hessel 50,000 options to purchase shares of our common stock with an exercise price of $0.187 per share. The options vest over 2 years and are exercisable for a period of 10 years following the grant. The weighted fair market value of the options as calculated in accordance with FAS 123R is $0.22 per share, constituting a total benefit at the date of grant of $10,794, amortizing equally over the vesting period, with an expense of $8,081 being recorded for fiscal year
     2006. For more information see, note 11-G of our annual financial statements for the year ended December 31, 2006.

(4)  On December 29, 2006, we granted Mr. Ohad Hessel 30,000 options to purchase shares of our common stock with an exercise price of $0.187 per share The options vest over 2 years and are exercisable for a period of 10 years following the grant. The weighted fair market value of the options as calculated in accordance with FAS 123R is $0.22 per share, constituting a total benefit at the date of grant of $6,476, amortizing equally over the vesting period, with an expense of $4,848 being recorded for fiscal year
     2006. For more information see, note 11-G of our annual financial statements for the year ended December 31, 2006.

(5)  On December 29, 2006, we granted Mr. Simon Zenaty 60,000 options to purchase shares of our common stock with an exercise price of $0.187 per share. The options vest over 2 years and are exercisable for a period of 10 years following the grant. The weighted fair market value of the options as calculated in accordance with FAS 123R is $0.22 per share, constituting a total benefit at the date of grant of $12,953, amortizing equally over the vesting period, with an expense of $9,697 being recorded for fiscal year
     2006. For more information see, note 11-G of our annual financial statements for the year ended December 31, 2006.

ITEM 11 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
        RELATED STOCKHOLDER MATTERS

In this Item, a person is deemed to be a beneficial owner of securities that can be acquired by such person within 60 days from the filing of this report upon the exercise of options and warrants or conversion of convertible securities.
Each beneficial owner's percentage ownership is determined by assuming that options, warrants and convertible securities that are held by such person (but not held by any other person) and that are exercisable or convertible within 60 days from the filing of this report have been exercised or converted. Except as otherwise indicated, and subject to applicable community property and similar laws, each of the persons named has sole voting and investment power with respect to the shares shown as beneficially owned. All percentages are determined based on 26,632,642 shares issued and out standing on December 31,
2006.

(a)  Security ownership of certain beneficial owners.

     The table below sets forth the beneficial owners or groups of beneficial owners (with the exception of our executive officers and directors) who are known by us to beneficially own more than 5% of our outstanding common stock, as of March 1, 2007.
                                                        (3) Amount and Nature of
(1) Title of Class    (2) Name of Beneficial Owner       Beneficial Ownership     (4) Percent of Class
------------------    ----------------------------       --------------------     --------------------

Common                    BLM NV                              5,448,416 (1)               20.42%
Common                    SH A Gali Ltd. (2)                  1,109,090                    4.16%
Common                    Technion Entrepreneurial            1,044,115                    3.92%
Common                    CEDE & CO.                          6,188,822                   23.24%

                          TOTAL                              13,790,443                   34.12%

(1)  Includes an option to purchase 46,242 ordinary shares exercisable within 60 days

(2)  SH A Gali Ltd., is a company controlled by Simon Zenaty, one of our directors.

(b)  Security ownership of management

     The following table, sets forth information, as of March 1, 2007, regarding stock ownership of our executive officers, all directors, and all our directors and officers as a group:

                                                       (3) Amount and Nature of
(1) Title of Class    (2) Name of Beneficial Owner      Beneficial Ownership(a)   (4) Percent of Class
------------------    ----------------------------      -----------------------   --------------------

Common                    Lior Hessel                        4,130,288 (1)              15.35%
Common                    Shmuel Hessel                         37,500 (2)               0.14%
Common                    Ohad Hessel                          485,736 (3)               1.82%
Common                    Arie Keidan                           37,500 (4)               0.14%
Common                    Simon Zenaty                       1,791,699 (5)               6.72%
Common                    Yaacob Hannes                         65,000 (6)               0.24%
Common                    Heli Ben-Nun                       3,150,000 (7)              11.02%
Common                    Yaron Shalem                         525,000 (8)               1.95%
Common                    Eyal Horowitz                         85,000 (9)               0.32%

                          ALL OFFICERS AND DIRECTORS
                          AS A GROUP                         9,198,633                  34.12%

(1)  Includes an option to purchase 270,000 ordinary shares exercisable within
     60 days.

(2)  Includes an option to purchase 37,500 ordinary shares exercisable within 60 days.

(3)  Includes an option to purchase 22,500 ordinary shares exercisable within 60 days.

(4)  Includes an option to purchase 37,500 ordinary shares exercisable within 60 days.

(5)  Includes an option to purchase 45,000 ordinary shares exercisable within 60 days and 1,109,090 shares held by SH.A GaliLtd., a company controlled by
     Simon Zenaty.

(6)  Includes an option to purchase 50,000 ordinary shares exercisable within 60 days.

(7)  Includes an option to purchase 750,000 ordinary shares exercisable within
     60 days.

(8)  Includes an option to purchase 125,000 ordinary shares exercisable within
     60 days.

(9)  Includes an option to purchase 85,000 ordinary shares exercisable within 60 days.

ITEM 12 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

(a)  We have not been engaged in any transactions with related persons since the beginning of fiscal year 2006.

(b)  Director Independence

Our director, Yaakob Hannes, fulfills the definition of independence as defined by Rule 4200 (15) of the Nasdaq MarketPlace Rules.

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

10.1           1997 Stock Award Plan. (1)

10.2           Incentive Stock Option Plan. (1)

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
               Valley Ltd., dated December 3, 2002. (9)

10.14          Sale agreement with ZAO - Sad-Gigant Kholod ("ZAO") dated June
               26, 2005. (10)

21.1           Subsidiaries of the Registrant. (9)

23.1           Consent of Kost Forer Gabbay and Kasierer, A Member of Ernst &
               Young Global +

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

(b)  REPORTS ON FORM 8-K.

Our current reports on Form 8-K filed since July 20, 2005 are as follows:

              MONTH                                   FILING DATES
-------------------------------------- -----------------------------------------
March 2004                             March 18, 2004
-------------------------------------- -----------------------------------------
May 2004                               May 20, 2004
-------------------------------------- -----------------------------------------
December 2004                          December 13, 2004
-------------------------------------- -----------------------------------------
February 2005                          February 24, 2005
-------------------------------------- -----------------------------------------
March 2005                             March 17, 2005
-------------------------------------- -----------------------------------------
April 2005                             April 21, 2005
-------------------------------------- -----------------------------------------
July 2005                              July 20, 2005
-------------------------------------- -----------------------------------------
December 2005                          December 15, 2005
-------------------------------------- -----------------------------------------
January 2006                           January 1, 2006
-------------------------------------- -----------------------------------------
February 2006                          February 27, 2006 (three reports)
-------------------------------------- -----------------------------------------
April 2006                             April 3, 2006
-------------------------------------- -----------------------------------------
July 2006                              July 3, 2006
-------------------------------------- -----------------------------------------
February 2007                          February 2, 2007
-------------------------------------- -----------------------------------------

ITEM 14 PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our board of directors reviews and approves audit and permissible non-audit services performed by its independent accountants, as well as the fees charged for such services. In its review of non-audit service fees and its appointment of the firm Kost, Forer, Gabbay, & Kasierer, member of Ernst & Young Global, as our independent registered accounting firm, the board of directors considered whether the provision of such services is compatible with maintaining independence. All of the services provided and fees charged by Kost, Forer,
Gabbay, & Kasierer and Baker Tilly Oren Horowits & Co. in 2006 were approved by the board of directors.

AUDIT FEES

The aggregate fees billed by our independent registered accounting firm, Kost,
Forer, Gabbay, & Kasierer, for professional services for the audit of our annual financial statements for 2006 and 2005 were $50,000 and $50,000, respectively, net of expenses.

The aggregate fees billed by our independent registered accounting firm, Kost,
Forer, Gabbay, & Kasierer, for Tax services for the years 2006 and 2005 were
$5,000 and $5,000, respectively, net of expenses.

The aggregate fees billed by our independent registered accounting firm, Kost,
Forer, Gabbay, & Kasierer, for other related services during year 2006 were
$16,000, net of expenses, associated with the review of our registration statements we initially filed on May 12, 2006 and was effected in October 4,
2006.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 26, 2007.

ORGANITECH USA, INC.

By: /s/ Lior Hessel
-------------------
Lior Hessel, Chairman of the Board of Directors

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant on March 26, 2007, in the capacities indicated.

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

By: /s/ Yaacob Hannes     Director
---------------------
Yaacob Hannes

By: /s/ Rachel Ben-Nun    Director and Chief Executive Officer
---------------------
Rachel Ben-Nun

By: /s/ Yaron Shalem      Chief Financial Officer (Principal Accounting Officer)
---------------------
Yaron Shalem

                                       39

                              --------------------
                              ORGANITECH USA, INC.
                              --------------------

                        CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 2006

                              --------------------
                              ORGANITECH USA, INC.
                              --------------------

                        CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 2006

                                    CONTENTS

                                                                      PAGE

Report of Independent Registered Public Accounting Firm               F-3

Consolidated Balance Sheet                                            F-4

Consolidated Statements of Operations                                 F-5

Statements of Changes in Shareholders` Deficiency                     F-6

Consolidated Statements of Cash Flows                               F-7-F-8

Notes to the Consolidated Financial Statements                      F-9-F-32

                                     F - 2

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

                             TO THE SHAREHOLDERS OF
                              ORGANITECH USA, INC.

We have audited the accompanying consolidated balance sheet of OrganiTech USA
Inc. ("the Company") and its subsidiaries as of December 31, 2006 and the related consolidated statements of operations, changes in shareholders'
deficiency and cash flows for each of the two years in the period ended December
31, 2006. These consolidated financial statements are the responsibility of the
Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, based on our audits the consolidated financial statements, referred to above, present fairly, in all material respects, the consolidated financial position of the Company and its subsidiaries as of December 31, 2006 and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 2006, in conformity with U.S.
generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1B to the consolidated financial statements, the Company has incurred recurring net losses, negative cash flows from operations and has working capital deficiency.
In addition the Company is dependent on external sources for financing its operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company unable to continue as a going concern.

Haifa, Israel                                  KOST FORER GABBAY & KASIERER
March 26, 2007                               A Member of Ernst & Young Global

                                     F - 3

                                                            ORGANITECH USA, INC.
CONSOLIDATED BALANCE SHEET
--------------------------------------------------------------------------------
IN U.S. DOLLARS (EXCEPT SHARE DATA)

                                                                      DECEMBER 31,
                                                             NOTE        2006
                                                          ----------  -----------
 ASSETS

Current assets :

Cash and cash equivalents                                    (3)      $   569,319
Other receivables and prepaid expenses                       (4)           28,462
Related parties                                                             1,704
Inventories, net of advances                                 (5)           93,568
                                                                      -----------

                                                                          693,053
                                                                      -----------

Deposit in respect with long-term lease                                    10,237
Severance pay fund                                                         99,527
Property and equipment, net                                  (6)          122,029
                                                                      -----------

                                                                      $   924,846
                                                                      ===========

LIABILITES AND SHAREHOLDERS'
  DEFICIENCY

 Liabilities :

 Short-term bank credit and current maturity
   of long-term loan                                                  $     1,574
 Trade payables                                              (7)          743,064
 Other payables and accrued expenses                         (8)        1,012,937
 Related parties                                            (14)           64,867
 Customers advances in excess of costs incurred
   on contracts in progress                                  (9)          365,686
                                                                      -----------

                                                                        2,188,128
                                                                      -----------

 Accrued severance pay                                                    181,447
                                                                      -----------

 Contingencies and commitments assets                       (10)

 Shareholders' deficiency                                   (11)

 Common shares of $0.001 par value, authorized -
 80,000,000 shares, issued and outstanding
   - 26,632,642  shares                                                    26,633
 Additional paid in capital                                             7,987,627
 Accumulated deficit                                                   (9,458,989)
                                                                      -----------

 Total shareholders' deficiency                                        (1,444,729)
                                                                      -----------

                                                                      $   924,846
                                                                      ===========

                                     F - 4

                                                            ORGANITECH USA, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------
IN U.S. DOLLARS (EXCEPT SHARE DATA)

                                                                     YEAR ENDED DECEMBER 31
                                                                --------------------------------
                                                       NOTE         2006                2005
                                                   ------------ ------------        ------------

Revenues                                                        $  3,395,338        $  1,649,702

Cost of revenues                                                   2,811,564           1,685,639
                                                                ------------        ------------

Gross profit (loss)                                                  583,774             (35,937)
                                                                ------------        ------------

Research and development expenses                                    510,163             163,142

Less - participation by the office of the Chief
Scientist                                                                  -             (11,297)
                                                                ------------        ------------

Research and development expenses, net                               510,163             151,845

Selling and marketing expenses                                       848,504             295,652

General and administrative expenses                                  637,529             338,158
                                                                ------------        ------------

Total operating expenses                                           1,996,196             785,655
                                                                ------------        ------------

Operating loss                                                    (1,412,422)           (821,592)

Financing income (expenses), net                      (12)            32,661            (176,727)

Other expenses, net                                                        -                (179)
                                                                ------------        ------------

Net loss                                                        $ (1,379,761)       $   (998,498)
                                                                ============        ============

Basic and diluted net loss per common share                     $      (0.05)       $      (0.05)
                                                                ============        ============

Weighted average number of common
  shares outstanding used in basic and
  diluted net loss per share calculation                          26,133,738          21,299,875
                                                                ============        ============

         THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED
                             FINANCIAL STATEMENTS.

                                     F - 5

                                                            ORGANITECH USA, INC.
STATEMENTS OF CHANGES IN SHAREHOLDERS' DEFICIENCY
--------------------------------------------------------------------------------
IN U.S. DOLLARS (EXCEPT SHARE DATA)

                                                                       NUMBER OF       COMMON     ADDITIONAL     RECEIPT ON                      TOTAL
                                                                      OUTSTANDING      SHARES      PAID IN       ACCOUNT OF      DEFICIT     SHAREHOLDERS'
                                                                     COMMON SHARES    CAPITAL     CAPITAL (1)      SHARES     ACCUMULATED      DEFICIENCY
                                                                      -----------   -----------   -----------    -----------   -----------    -----------
                                                                     IN THOUSANDS
                                                                      -----------

Balance as of January 1, 2005                                              18,268   $    18,268   $ 5,788,889    $    25,000   $(7,080,730)   $(1,248,573)
Common shares to service providers ($0.15) issued in May                    1,105         1,105       169,325              -             -        170,430
Common shares ($0.25) issued in March, May and November                     2,400         2,400       521,899              -             -        524,299
Common shares to consultant ($0.18) issued in May                              33            33         2,967              -             -          3,000
Compensation related to amortization of deferred marketing
  and distribution costs                                                        -             -        41,250              -             -         41,250
Common shares to Supplier issued in May                                        18            18         4,456              -             -          4,474
Common shares ($0.25) issued in May                                           100           100        24,900        (25,000)            -              -
Common shares to SH.A Gali issued in March in connection with a
grant of convertible loan                                                     200           200          (200)             -             -              -
Common shares to SH.A Gali ($0.22) issued in November
   for a convertible loan                                                     455           455        99,545              -             -        100,000
Penalty paid  to SH.A Gali in connection with convertible
   loan ($0.22)                                                               454           454        99,546                                     100,000
Amortization of stock-based compensation                                        -             -           575              -             -            575
Net loss                                                                        -             -             -              -      (998,498)      (998,498)
                                                                      -----------   -----------   -----------    -----------   -----------    -----------
Balance as of December 31, 2005                                            23,033        23,033     6,753,152              -    (8,079,228)    (1,303,043)
Common shares ($0.25) issued in April                                       3,600         3,600       880,900              -             -        884,500
Amortization of stock-based compensation                                        -             -       353,575              -             -        353,575
Net loss                                                                        -             -             -              -    (1,379,761)    (1,379,761)
                                                                      -----------   -----------   -----------    -----------   -----------    -----------
Balance as of December 31, 2006                                            26,633   $    26,633   $ 7,987,627    $         -   $(9,458,989)   $(1,444,729)
                                                                      ===========   ===========   ===========    ===========   ===========    ===========

(1)  Net of issuance expenses.

         THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED
                             FINANCIAL STATEMENTS.

                                     F - 6

                                                            ORGANITECH USA, INC.
CONSOLIDATED STATEMTNS OF CASH FLOWS
--------------------------------------------------------------------------------
IN U.S. DOLLARS

                                                                 YEAR ENDED DECEMBER 31,
                                                             ------------------------------
                                                                2006               2005
                                                             -----------        -----------
Cash flows used in operating activities:

Net loss                                                     $(1,379,761)       $  (998,498)
                                                             -----------        -----------

Adjustments to reconcile net loss to net cash used
  in operating activities :

Amortization of stock - based compensation                       353,575                575
Depreciation                                                      34,145             25,479
Write down of inventories                                         28,000             11,906
Changes in accrued severance pay, net                             34,144            (33,189)
Loss from disposal of property and equipment                      32,443                179
Warrants granted to consultant                                         -              3,000
Interest in respect of convertible loan                                -             (2,923)
Amortization of beneficial conversion feature related
  To convertible loan                                                  -             20,166
Amortization of finance costs related to shares issued
  In connection with a convertible loan                                -             20,167
Adjustment of exchange rate changes                                    -             (1,430)
Penalty paid  in connection with convertible loan                      -            100,000
Issuance of shares in non-cash expenses -
Annex A                                                                -             41,250
Decrease (increase) in trade receivables                          68,890            (68,890)
Decrease (increase) in other receivables                         231,796           (252,456)
Decrease (increase) in inventories                               448,269           (663,274)
Increase in trade payables                                        69,280            292,840
Increase in other payables and accrued expenses                  469,181            184,407
Increase (decrease) in customers advances                     (1,136,259)         1,307,116
                                                             -----------        -----------

Total adjustments                                                633,464            984,923
                                                             -----------        -----------

Net cash used in operating activities                           (746,297)           (13,575)
                                                             -----------        -----------

Cash flows from investing activities :
Proceeds from disposal of property and equipment                       -              6,513
Purchase of property and equipment                               (19,366)           (64,895)
                                                             -----------        -----------

Net cash used in investing activities                            (19,366)           (58,382)
                                                             -----------        -----------

Cash flows from financing activities :
Increase (decrease) in short-term credit, net                      1,408             (2,792)
Repayment of long-term loan from financial
  Institution                                                          -            (13,274)
Proceeds of convertible loans                                          -                  -
Proceeds from issuance of shares, net of issuance
 expenses                                                        884,500            424,299
                                                             -----------        -----------

Net cash provided by financing activities                    $   885,908        $   408,233
                                                             -----------        -----------

         THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED
                             FINANCIAL STATEMENTS.

                                     F - 7

                                                            ORGANITECH USA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONT.)
--------------------------------------------------------------------------------
IN U.S. DOLLARS

                                                                       YEAR ENDED DECEMBER 31,
                                                                     --------------------------
                                                                       2006             2005
                                                                     ---------        ---------

Net cash used in operating activities                                $(746,297)       $ (13,575)

Net cash used in investing activities                                  (19,366)         (58,382)

Net cash provided by financing activities                              885,908          408,233
                                                                     ---------        ---------

Net increase in cash and cash equivalents                              120,245          336,276

Cash and cash equivalents at the beginning of the year                 449,074          112,798
                                                                     ---------        ---------

Cash and cash equivalents at the end the year                        $ 569,319        $ 449,074
                                                                     =========        =========

ANNEX A - SUPPLEMENTARY DISCLOSURE OF NON-CASH
EXPENSES
Issued shares and warrants in exchange for liabilities to
Shareholders, supplier and services rendered by third party as follows:
Marketing and distribution expenses - see Note 11C (1)               $       -        $  41,250
                                                                     =========        =========

SUPPLEMENTARY DISCLOSURE OF NON-CASH
TRANSACTIONS

Management fees                                                      $       -        $ 170,430
Convertible loan Clal - see Note 11D(2)                                      -          100,000
Convertible loan Sh.A.Gali l - see Note 11D(1)                               -          100,000
Materials from supplier - see Note 11C (3)                                   -            4,474
                                                                     ---------        ---------
                                                                     $       -        $ 374,904
                                                                     =========        =========

SUPPLEMENTARY CASH FLOW INFORMATION :

Interest paid                                                        $       -        $   7,344
                                                                     =========        =========

Income tax paid                                                      $   2,707        $   2,550
                                                                     =========        =========

         THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED
                             FINANCIAL STATEMENTS.

                                     F - 8

                                                            ORGANITECH USA, INC.
NOTES TO THE CONLSIDATED FINANCIAL STATEMENTS
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

          The Company's core business is conducted primarily through its wholly-owned subsidiary, OrganiTECH Ltd., a company organized under the laws of Israel. OrganiTECH Ltd. operates mainly in the Agriculture
          Industrialization arena. Since its formation in 1999, it has been developing, producing and marketing its leading proprietary technology
          - a Self-contained, highly automated, robotic, sustainable agricultural platforms designed to automatically seed, transplant and harvest commercial quantities of hydroponics, pesticide free, green leafy vegetables, while maintaining lowest production costs and making optimal use of resources such as water, energy, labor and land/space.

          Since its inception and until 2006 the Company has devoted substantially most of its efforts to business planning, marketing, research and development, recruiting management and technical staff, acquiring assets and raising capital. Commencing 2006, the Company has generated significant revenues and accordingly, the Company is not considered to be as a development stage company, as defined in
          Statement of Financial Accounting Standards No. 7, "Accounting and
          reporting by development Stage Enterprises" ("SFAS No. 7").

     B.   The Company is devoting substantial efforts towards activities such as marketing its products, financial planning and capital raising. In the course of such activities, the Company and its subsidiary have sustained operating losses. The Company and its subsidiary have not achieved profitable operations or positive cash flows from operations or positive working capital. The Company's accumulated deficit aggregated to $9,458,989 through December 31, 2006. There is no assurance that profitable operations, if ever achieved, could be sustained on a continuing basis.

          The Company plans to continue to finance its operations with a combination of stock issuance and private placements and from its revenues. There are no assurances, however, that the Company will be successful in obtaining an adequate level of financing needed.

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

     C.   In 2006, the Company derived most of its revenues from two projects, each of a single customer. In 2005, the Company derived 53% of its revenues from a single customer (see Note 2 (J)).

                                     F - 9

                                                            ORGANITECH USA, INC.
NOTES TO THE CONLSIDATED FINANCIAL STATEMENTS
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

     B.   FINANCIAL STATEMENTS IN U.S. DOLLARS

          The Company's revenues are expected to be mainly in U.S. dollars. Most of the Company's costs are incurred in U.S. dollars. In addition, the
          Company raised its financing resources in U.S. dollars. The Company's management believes that the U.S. dollar is the primary currency of the economic environment in which the Company operates. Thus, the functional and reporting currency of the Company is the U.S. dollar.

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

     E.   INVENTORIES

          Inventories are stated at the lower of cost or market value. Cost is determined as follows: Raw materials are valuated using the "first -
          in, first - out" (FIFO) method.

          Costs incurred on long-term contracts in progress and finished goods include direct labor costs, material costs, subcontractors, other direct costs and overheads. These costs represent recoverable costs incurred for production and allocable operating overhead cost.
          Advances from customers are allocated to the applicable contract inventories and are reflected as an offset against the related inventory balances.

                                     F - 10

                                                            ORGANITECH USA, INC.
NOTES TO THE CONLSIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
IN U.S. DOLLARS

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (CONT.)

     F.   INVESTMENT IN AFFILIATED COMPANY

          Investment in unconsolidated affiliated company in which the Group can exercise significant influence is presented using the equity method of accounting.

     G.   PROPERTY AND EQUIPMENT

          Property and equipment are stated at cost, net of accumulated depreciation.

          Depreciation is calculated by the straight-line method over the estimated useful lives of the assets, as follows:

                                                                       YEARS
                                                                      -------

          Computers                                                      3
          Furniture and office equipment                                17
          Communication equipment                                        7
          Other equipment                                              10-14
          Motor vehicles                                                 7

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

          Severance expenses (income) for the years ended December 31, 2006 and
          2005, amounted to approximately $74,530 and $(10,439), respectively.

                                     F - 11

                                                            ORGANITECH USA, INC.
NOTES TO THE CONLSIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
IN U.S. DOLLARS

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (CONT.)

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

          For projects signed during the year 2004 (and performed till and during the year 2005), which were the Company's first projects, management used the completed-contract method as it could not expect to perform all of its contractual obligations and also has not gained sufficient experience for estimating contract costs. For contracts signed in 2005 and after performing several projects and obtaining adequate experience, the Company started to adopt the
          percentage-of-completion method based on a zero profit margin, until it could make a more precise estimate, therefore equal amounts of revenue and cost, measured on the basis of performance during the period, were presented in the income statement.

          Commencing in the second quarter of 2006, management can estimate the profit it will gain from each project. As such, the gross profits from projects commencing the second quarter were based on the anticipated profit of the projects.

          The change from 'zero gross margin' method to 'anticipated profit'
          method was accounted as a change in estimate. The effect of the change in the estimate on the net loss and net loss per share for the year ended December 31, 2006 has been $324,349 and $0.01, respectively.

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

                                     F - 12

                                                            ORGANITECH USA, INC.
NOTES TO THE CONLSIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
IN U.S. DOLLARS

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (CONT.)

     J.   REVENUE RECOGNITION (CONT.)

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

          Changes in the Company's provision for warranty during the year are as follows:

          YEAR                                              2006        2005
          ---------                                      ---------    ---------

          Balance, at the beginning of the year          $  33,345    $   7,000
          Warranties utilized or ended during the year     (33,345)      (7,000)
          Warranties issued during the year                196,884       33,345
                                                         ---------    ---------
          Balance, at the end of the year                $ 196,884    $  33,345

     L.   RESERCH AND DEVELOPMENT EXPENSES

          Research and development expenses, net of participations, are charged to the statement of operations as incurred.

          The Company's subsidiary in Israel received grants (mainly royalty-bearing) from the Government of Israel and from other sources for the purpose of funding approved research and development projects.
          These grants are recognized as a deduction from research and development expenses at the time the Company is entitled to such grants on the basis of the research and development expenses incurred.

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

                                     F - 13

                                                            ORGANITECH USA, INC.
NOTES TO THE CONLSIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
IN U.S. DOLLARS

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (CONT.)

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

          Prior to the adoption of SFAS 123(R) the Company adopted the disclosure provisions of Statement of Financial Accounting Standard
          No. 148, "Accounting for Stock-Based Compensation - transition and disclosure" ("SFAS No. 148"), which amended certain provisions of
          Statement of Financial Accounting Standard No. 123 "Accounting for
          Stock-Based Compensation" ("SFAS No. 123"). Compensation expense for stock options granted to employees since 2002 until and including 2005 under the Company's stock option plans has been determined based on the fair value at the date of grant, consistent with the method of
          SFAS No. 123.

          On January 1, 2006, the Company adopted Statement of Financial
          Accounting Standards No. 123 (revised 2004), "Share-Based Payment"
          ("SFAS 123(R)") which requires the measurement and recognition of compensation expense based on estimated fair values for all share-based payment awards made to employees and directors. SFAS
          123(R) supersedes APB No. 25, for periods beginning in fiscal 2006. In
          March 2005, the Securities and Exchange Commission issued Staff
          Accounting Bulletin No. 107 ("SAB 107") relating to SFAS 123(R). The
          Company has applied the provisions of SAB 107 in its adoption of SFAS
          123(R).

          SFAS 123(R) and SAFS No. 123 require companies to estimate the fair value of equity-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as an expense over the requisite service periods in the Company's consolidated statement of operations.

          The Company recognizes compensation expenses for the value of its awards, which have graded vesting based on the straight line method over the requisite service period of each of the awards.

                                     F - 14

                                                            ORGANITECH USA, INC.
NOTES TO THE CONLSIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
IN U.S. DOLLARS

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (CONT.)

     N.   STOCK-BASED COMPENSATION (CONT)

          As a result of adopting SFAS 123(R) on January 1, 2006, the Company's financial position and result of operation had an immaterial change, than if it had continued to account for stock-based compensation under
          SFAS 123.

          The fair value of the options granted during years 2005 and 2006 were estimated using a Black & Scholes option pricing model, with the following weighted average assumptions:

          YEAR OF GRANT *                         2006               2005
          ---------------                         ----               ----

          Divided yield                            0%                 0%
          Expected volatility                     122%               123%
          Risk-free interest rate                 4.7%               4.6%
          Expected life                          6 years           6 years

          * No stock options were granted in 2003 and 2004.

          Expected volatility was calculated based upon actual historical stock price movements over the most recent periods ending on the grant date, equal to the expected option term. The expected option term represents the period that the Company's stock options are expected to be outstanding and was determined based on simplified method permitted by
          SAB 107 as the average of the vesting period and the contractual term.
          The Company has historically not paid dividends and has no foreseeable plans to issue dividends. The risk-free interest rate is based on the yield from U.S. Treasury zero-coupon bonds with an equivalent term.

          The Company granted the options to its key employees and directors, and currently estimates that all options will be vested.

          The Company applies SFAS No. 123 and Emerging Issues Task Force No.
          96-18 "Accounting for Equity Instruments that are Issued to other than
          Employees for Acquiring, or in conjunction with selling, goods or services" ("EITF 96-18"), with respect to options and warrants issued to non-employees. SFAS No. 123 requires the use of option valuation models to measure the fair value of the options and warrants at the date of grant.

     O.   FAIR VALUE OF FINANCIAL INSTRUMENTS

          The carrying amount reported in the balance sheet for cash and cash equivalents, trade receivables, other receivables and prepaid expenses, short-term bank credit and loans, trade payables and other payables approximate their fair values due to the short-term maturities of such instruments.

                                     F - 15

                                                            ORGANITECH USA, INC.
NOTES TO THE CONLSIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
IN U.S. DOLLARS

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (CONT.)

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
          Share" (SFAS No. 128"). Outstanding stock options and warrants are excluded from the calculation of the diluted net loss per common share when such securities are anti-dilutive. All outstanding stock options and warrants have been excluded from the calculation of the diluted loss per common share because all such securities are anti-dilutive for each of the periods presented.

     Q.   IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

          (1)  In July 2006, the FASB issued FASB Interpretation No. 48
               "Accounting for Uncertainty in Income Taxes an Interpretation of
               FASB Statement No. 109" ("FIN 48"). FIN 48 clarifies the
               accounting for income taxes by prescribing the minimum
               recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 utilizes a two-step approach for evaluating tax positions. Recognition (step one) occurs when an enterprise concludes that a tax position, based solely on its technical merits, is more-likely-than-not to be sustained upon examination. Measurement (step two) is only addressed if step one has been satisfied (i.e., the position is more-likely-than-not to be sustained). Under step two, the tax benefit is measured as the largest amount of benefit, determined on a cumulative probability basis that is more-likely-than-not to be realized upon ultimate settlement.

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

                                     F - 16

                                                            ORGANITECH USA, INC.
NOTES TO THE CONLSIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
IN U.S. DOLLARS

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (CONT.)

     Q.   IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS (CONT)

          (2)  In September 2006, the FASB issued SFAS No. 157, "Fair Value
               Measurements" ("SFAS 157"). This statement provides a single definition of fair value, a framework for measuring fair value, and expanded disclosures concerning fair value. Previously, different definitions of fair value were contained in various accounting pronouncements creating inconsistencies in measurement and disclosures. SFAS 157 applies under those previously issued pronouncements that prescribe fair value as the relevant measure of value, except SFAS 123(R) and related interpretations. The statement does not apply to accounting standard that require or permit measurement similar to fair value but are not intended to represent fair value. This pronouncement is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of adopting SFAS 157.

          (3)  In February 2007, the FASB issued SFAS No. 159, "The Fair Value
               Option for Financial Assets and Financial Liabilities"("SFAS
               159"). This Statement provides companies with an option to report selected financial assets and liabilities at fair value.
               Generally accepted accounting principles have required different measurement attributes for different assets and liabilities that can create artificial volatility in earnings. The Statement's objective is to reduce both complexity in accounting for
               financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. This
               Statement is effective as of the beginning of an entity's first fiscal year beginning after November 15, 2007. The Company is currently evaluating the impact of adopting SFAS 159.

NOTE 3 - CASH AND CASH EQUIVALENTS

                                                 DECEMBER 31, 2006
                                                     --------

     In New Israeli Shekels                          $ 29,075
     In other currencies (mainly U.S. Dollars)        540,244
                                                     --------

                                                     $569,319
                                                     ========

NOTE 4 - OTHER RECEIVABLES AND PREPAID EXPENSES

                                                 DECEMBER 31, 2006
                                                      -------

     Prepaid expenses                                 $   925
     Government departments                            27,537
                                                      -------

                                                      $28,462
                                                      =======

                                     F - 17

                                                            ORGANITECH USA, INC.
NOTES TO THE CONLSIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
IN U.S. DOLLARS

NOTE 5 - INVENTORIES, NET OF ADVANCES

                                                    DECEMBER 31, 2006
                                                         --------

  Cost incurred on long-term contracts in progress       $213,500
  Raw materials                                             5,094
  Finished goods                                           93,568
                                                         --------
                                                          312,162
                                                         --------
Less -
   Cost incurred on contracts in progress deducted
   from customer advances                                 218,594
                                                         --------
                                                         $ 93,568
                                                         ========

     The Company recorded a provision for obsolete raw materials in the amount of $28,000 in 2006.

NOTE 6 - PROPERTY AND EQUIPMENT, NET

                                     DECEMBER 31, 2006
                                          --------
     Cost:

     Computers                            $ 66,472
     Furniture and Office equipment          2,986
     Other equipment                         8,175
     Communication equipment                 9,971
     Leaseholds improvements                59,586
     Motor vehicles                         90,106
                                          --------

                                           237,296
                                          --------
     Accumulated depreciation:

     Computers                              53,785
     Furniture and Office equipment            329
     Other equipment                         4,593
     Communication equipment                 2,143
     Leaseholds improvements                19,886
     Motor vehicles                         36,531
                                          --------

                                           117,267
                                          --------

     Depreciated cost                      120,029

     Base stock                              2,000
                                          --------

                                          $122,029
                                          ========

     Depreciation expenses amounted to $34,145 and $25,479 for the years ended
     December 31, 2006 and 2005, respectively.

                                     F - 18

                                                            ORGANITECH USA, INC.
NOTES TO THE CONLSIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
IN U.S. DOLLARS

NOTE 7 -  TRADE PAYABLES

                         DECEMBER 31,
                            2006
                          --------

      Open accounts       $269,032
      Notes payable        474,032
                          --------

                          $743,064
                          ========

NOTE 8 -   OTHER PAYABLES AND ACCRUED EXPENSES

                                                    DECEMBER 31, 2006
                                                       ----------

      Provision for payroll and related expenses       $   98,215
      Vacation pay                                         42,464
      Provision for Warranty                              196,884
      Accrued expenses                                    371,748
      Royalties                                           303,626
                                                       ----------

                                                       $1,012,937
                                                       ==========

NOTE 9 - CUSTOMERS ADVANCES IN EXCESS OF COSTS INCURRED ON CONTRACTS IN PROGRESS

                                                 DECEMBER 31, 2006
                                                      --------

      Advances received                               $584,280
      Less -
        Costs incurred on contracts in progress        218,594
                                                      --------
                                                      $365,686
                                                      ========

NOTE 10 - CONTINGENCIES AND COMMITMENTS

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

               As of December 31, 2006, the balance of royalty bearing grants received by OrganiTech Ltd. from the OCS is $394,000.

                                     F - 19

                                                            ORGANITECH USA, INC.
NOTES TO THE CONLSIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
IN U.S. DOLLARS

NOTE 10 - CONTINGENCIES AND COMMITMENTS (CONT.)

     A.   Royalty Commitments (cont.)

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

               Through December 31, 2006, OrganiTech Ltd received from the OCS a payment of $66,508. OrganiTech Ltd. is committed to pay royalties to the Weitzman Institute up to 5% on sales of products developed with the grants participation of the Magnaton program up to the amount of grant received.

          (3)  In November 2001, OrganiTech Ltd. and a third party -"Agronaut"
               received approval from the Singapore-Israel Industrial Research and Development ("SIIRD") for funding the development of an updated commercial version of the GrowTECH. SIIRD will
               participate in 40% of the research and development expenses incurred by OrganiTech Ltd. and Agronaut, limited to a maximum amount of $421,359. As of December 31, 2006 OrganiTech Ltd. has
               received $250,505 from SIIRD.

               OrganiTech Ltd. and Agronaut are committed to pay royalties to
               SIIRD ranging from 1.5% to 2.5% on sales of products developed with the grants participation of SIIRD. The commitment for royalty payments to SIIRD is limited to the amount of received participation.

          (4)  In August 2005, OrganiTech Ltd and a German R&D institute received approval from the OCS and the Industrial Research and
               Development fund ("Bio Disc") for development of a Bio-Tech system based on OrganiTECH's GrowTECH(TM)2000 and
               PhytoChamber(TM). The OCS will participate in Up TO 30% of the research and development expenses incurred by OrganiTech Ltd., limited to a maximum amount of $210,000. OrganiTech Ltd will be committed to royalty payments computed on the all sales of the
               Company at a rate 3% to 5%. The commitment to the OCS is limited to the amount of the received participation, link to the U.S.
               dollar and bears annual interest at Libor. As of December 31,
               2006 OrganiTech Ltd. has received $11,297 from the OCS.

     B.   Legal claim

          (1)  In February 2000, OrganiTech Ltd. signed a distribution agreement with Leami ("Leami"), whereby it granted Leami the exclusive right to market OrganiTech Ltd's GrowTECH platforms in Israel.
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

                                     F - 20

                                                            ORGANITECH USA, INC.
NOTES TO THE CONLSIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
IN U.S. DOLLARS

NOTE 10 - CONTINGENCIES AND COMMITMENTS (CONT.)

     B.   Legal claim (cont.)

               On April 20, 2005 the Company filed a counter lawsuit against
               Leami at the amount of $148,800 claiming that Leami had not fulfilled its obligations and commitments under the sale
               agreement signed and by not doing so and taking other actions, it caused OrganiTech Ltd. to suffer damages and expenses. A Regional
               Tribunal has held several preliminary hearings in order to prepare the claim and counter-claim for trial. A full trial date has yet to be set.

               Company's management believes, based on the opinion of its legal counsel, that this claim will not have material adverse effect on the Company's financial condition.

          (2)  In August 2006, a claim for approximately $15,000 against
               OrganiTech Ltd and Mr. Shimon Zanaty, one of the Company's
               directors, was filed with the Haifa Magistrates' Court in Israel.
               The claim was filed by a private individual who entered into an agreement in 2003 with one of the Company's principal
               shareholders, BLM NV, to purchase shares of the Company which had previously been purchased by BLM and were held by a trustee. The plaintiff claims that she paid BLM for the shares, but has never received them. In October 16, 2006, OrganiTech Ltd received a letter from the attorney representing the plaintiff, stating that
               OrganiTech Ltd was not required to file a statement of defense and in November 20, 2006, the attorney representing the plaintiff informed OrganiTech Ltd in writing that it would be removed as a defendant in the action. The Company has so far not received a copy of the decision removing it as defendant.

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

     D.   Lease Commitment

          The future minimum lease commitment of the Company under
          non-cancelable operating lease agreement in respect of premises is as of December 31, 2006 as follows:

          December 31, 2007 -                                  $ 18,200
                                                               ========

          Rent expenses for years ended December 31, 2006 and 2005 were $23,100 and $19,040, respectively.

                                     F - 21

                                                            ORGANITECH USA, INC.
NOTES TO THE CONLSIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
IN U.S. DOLLARS

NOTE 11 - SHARE CAPITAL

     A.   Private placement

          On August 1, 2004, the Company and an investor agreed that the investor will invest $25,000 in the Company in consideration for
          100,000 common shares, at a price of $0.25 per share. On May 2, 2005 the Company issued the shares.

     B.   Management Fees

          (1)  On June 16, 2002 the Company and a third party investor (the
               "Investor") signed a management agreement. The management fees accumulated till December 31, 2004, in the amount of $71,468, were paid on May 2, 2005 by the issuance of 452,174 common shares of the Company.

          (2)  On July 1, 2003 the Company and Mr. Shimon Zenaty ("Shimon")
               signed a management agreement. The management fees accumulated till December 31, 2004, in the amount of $98,962, were paid on
               May 2, 2005 by the issuance of 652,059 common shares of the
               Company.

     C.   Service and consulting agreements for share issuance

          (1)  On October 1, 2003, the Company entered into 24 month consulting agreement with third party (the "consultant"). Pursuant to the consulting agreement the consultant provided the Company business consulting services in consideration for 550,000 common shares.
               In November 2003 the Company issued the shares. The fair market value of the shares at grant date was $0.20 per share. The consulting expenses which amount to $110,000 were recorded proportionally over the period of the agreement.

          (2)  On October 21, 2004, the Company entered into a 4 month consulting agreement with a third party. Pursuant to the
               consulting agreement the consultant provided the Company
               financial consulting services for a consideration of $2,500 per month and $1,500 in warrants to purchase common shares. The consulting agreement was terminated at the end of February 2005.

               On May 2, 2005 the consultant exercised the warrants to 33,000 common shares.

          (3)  On May 2, 2005, the Company issued 17,950 common shares to a supplier in consideration for materials that were supplied in the amount of $4,474 based on $0.25 per share which is the fair market value of the Company's common stock at the date of the agreement.

                                     F - 22

                                                            ORGANITECH USA, INC.
NOTES TO THE CONLSIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
IN U.S. DOLLARS

NOTE 11 - SHARE CAPITAL (CONT.)

     D.   Convertible loans

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

               The Company recorded as paid-in capital, a beneficial conversion feature in the amount of $88,000, related to the Loan and to the fair value of the 200,000 shares of the Company's common stock issued in connection with the Loan, to be amortized over a period of one year. Consequently, the Company recorded in its statements of operations for 2004 and 2005, financing expenses in the aggregate amount of $88,000, recorded as $47,667 in 2004 and
               $40,333 in 2005.

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

                                     F - 23

                                                            ORGANITECH USA, INC.
NOTES TO THE CONLSIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
IN U.S. DOLLARS

NOTE 11 - SHARE CAPITAL (CONT.)

     D.   Convertible loans (cont.)

          (2)  Convertible loan issued to Clal Finance Underwriters Ltd.
               ("Clal")

               On December 21, 2004, the Company issued a convertible promissory
               Note to Clal with the principal amount of $100,000 bearing an annual interest at a rate equal to the prime rate of Bank of
               America, N.A as of the repayment date plus 5%. Clal had the option to convert the promissory Note into 400,000 common shares of the Company for which, fair market value approximates the amount of the Note on the issuance date. On March 2, 2005, Clal converted the promissory Note (See note 11(E)).

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

     E.   Private Investment in Public Entity ("PIPE")

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

               Such aggregated price included the conversion by Clal of the convertible promissory note into an equity investment in the
               Company (see note 11D (2)). Pursuant to the agreement, the
               Company agreed to issue to the investors and Clal, two types of options, proportionally to their effective investment: (i)
               Options type A ("A-1 Warrants") were for up to 2,000,000 shares of common stock exercisable for the longer of 360 days from the closing date or 3 months from the registration of the Investment
               Shares for an exercise price of $0.75; and (ii) Options type B
               ("A-2 Warrants") were for up to 2,000,000 shares of common stock exercisable for the longer of 540 days from the closing date or 3 months from the registration of the Investment Shares for an exercise price of $1.00 or, in the last 30 days of the life of the options, at a 10% discount from the average share price within the 30 days period prior to the date of the delivery notice.

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

                                     F - 24

                                                            ORGANITECH USA, INC.
NOTES TO THE CONLSIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
IN U.S. DOLLARS

NOTE 11 - SHARE CAPITAL (CONT.)

     E.   Private Investment in Public Entity ("PIPE") (cont.)

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

          (4)  On January 2, 2006, the Company's Board of Directors approved the increase of the financing under the PIPE agreement to 1.3M$ -
               1.5M$ until February 1, 2006. Pursuant to the above approval and to an amendment to the investment agreement signed on January 31,
               2006, Clal and the investors invested an additional $500,000 for which they received in April 2006, 2,000,000 common shares at
               $0.25 per share, and additional options as follows: (i) A-1
               Warrants for up to 1,000,000 shares of common stock for an exercise price of $0.75 and (ii) A-2 Warrants for up to 1,000,000 shares for common stock for an exercise price of $1.00 or, in the last 30 days of the options, at a 10% discount from the average share price within the 30 days period prior to the date of the delivery notice.

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

               Should the Company fails to (i) file a registration statement covering the Investment Shares and Warrants, or (ii) respond to comments from the Security and Exchange Commission ("SEC") within the time periods set forth in the Investment Agreement, or (iii)
               maintain the registration statement covering the Investment
               Shares and Warrants effective, the Company will bear a fine equal to 1% of the total amount under the PIPE agreement ($1.5M) per month. As of December 31, 2005 the Company has recorded a
               provision in the amount of $40,000 in consideration for the accrued fine. The Company filed the requested Form SB-2 on May
               12, 2006 which was declared effective on October 4, 2006 by the
               United States Securities and Exchange Commission, therefore in
               2006 the $40,000 provision was cancelled.

                                     F - 25

                                                            ORGANITECH USA, INC.
NOTES TO THE CONLSIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
IN U.S. DOLLARS

NOTE 11 - SHARE CAPITAL (CONT.)

     F.   Options to Purchase Company Shares

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

          (2)  On November 16, 2004 the Company entered into a service agreement with a consultant where by the consultant will present the
               Company to potential investors and as part of the success-based consideration. Following the PIPE agreement the consultant is entitled to A-1 Warrants for the purchase of additional 27,500 shares of the Company's common shares and A-2 Warrants for the purchase of additional 27,500 shares of the Company's common shares under the same terms and conditions detailed in the PIPE agreement.

     G.   Stock Option Plans

          (1)  On May 31, 2005, the Board of Directors approved a Stock Option
               Plan ("SOP") for Company's executives, directors, key employees and service providers comprising options to purchase up to
               1,622,000 common shares of the Company. On February 19, 2006, the
               Board of Directors approved the increasing of the SOP in
               additional options to purchase up to additional 3,000,000 common shares of the Company. As of December 31, 2006, 1,297,000 options of the Company were still available for future grants.

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

                                     F - 26

                                                            ORGANITECH USA, INC.
NOTES TO THE CONLSIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
IN U.S. DOLLARS

NOTE 11 - SHARE CAPITAL (CONT.)

     G.   Stock Option Plans (cont.)

          (2)  A summary of the Company's stock option activity with regards to its employees, officers and directors, under the plan as of
               December 31, 2006, is as follows:

                                                DECEMBER 31, 2006
                                ----------------------------------------------------
                                                           WEIGHTED
                                               WEIGHTED     AVERAGE
                                                AVERAGE    REMAINING      AGGREGATE
                               NUMBER OF       EXERCISE   CONTRACTUAL     INTRINSIC
                                OPTIONS         PRICE     TERM (YEARS)   VALUE PRICE
                                -------         -----     ------------   -----------
Outstanding as of
  January 1, 2005                 96,508        $    1
Granted                        1,185,000        $0.187
                              ----------        ------
Outstanding as of
  December 31, 2005            1,281,508        $0.248

 Granted                       2,080,000        $0.219
 Forfeited                       (85,000)       $0.187
 Outstanding as of
   December 31, 2006           3,276,508        $0.231       8.79       $  118,300
                              ==========        ======       ====       ==========
 Vested and expected to
   be vest                     3,276,508        $0.231       8.79       $  118,300
                              ==========        ======       ====       ==========
Exercisable as of
  December 31, 2006            1,224,008        $0.262       8.31       $   48,920
                              ==========        ======       ====       ==========

          (3)  A summary of the Company's stock option activity with regards to its non-employees, as of December 31, 2006, under the plan is as follows:

                                            DECEMBER 31, 2006
                               ----------------------------------------------
                                                     WEIGHTED
                                         WEIGHTED     AVERAGE
                                          AVERAGE    REMAINING     AGGREGATE
                              NUMBER OF  EXERCISE   CONTRACTUAL    INTRINSIC
                               OPTIONS    PRICE     TERM (YEARS)  VALUE PRICE
                               -------    -----     ------------  -----------
Outstanding as of
  January 1, 2005                    -         -
Granted                         45,000    $0.187
                               -------    ------
Outstanding  - beginning
  of the year                   45,000    $0.187

 Granted                       100,000    $ 0.28
 Outstanding - as of
   December 31, 2006           145,000    $0.251       9.34        $ 2,385
                               =======    ======       ====        =======
 Vested and expected to
   be vest                     145,000    $0.251       9.34        $ 2,385
                               =======    ======       ====        =======
Exercisable - as of
  December 31, 2006             11,250    $0.187       9.00        $   596
                               =======    ======       ====        =======

               The aggregated intrinsic value in the table above represents the total intrinsic value (the difference between the Company's closing stock price on the last trading day of the fiscal year
               2006 and the exercise price, multiplied by the number of
               in-the-money options) that would have been received by the option holders had all option holders exercised their options on
               December 31, 2006. This amount changes based on the fair market value of the Company's stock.

                                     F - 27

                                                            ORGANITECH USA, INC.
NOTES TO THE CONLSIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
IN U.S. DOLLARS

NOTE 11 - SHARE CAPITAL (CONT.)

     G.   Stock Option Plans (cont.)

          (4)  The weighted average grant date fair value of options granted to employees and non-employees during the years 2006 and 2005 was
               $0.22.

          (5)  As of December 31, 2006, the total unrecognized estimated compensation costs related to non-vested stock options granted prior to that date was $379,090, which is expected to be
               recognized over a weighted average period of 2.3 years.

          (6)  Compensation expenses amounting to $353,575 and $575 were recognized during the years ended December 31, 2006 and 2005, respectively, as follows:

                                                       YEAR ENDED DECEMBER 31,
                                                       -----------------------
                                                         2006           2005
                                                       --------       --------

               Cost of Revenues                        $ 28,906       $      -
               Research and Development expenses         28,660              -
               Selling and Marketing expenses           137,460              -
               General and Administration expenses      158,549            575
                                                       --------       --------
                                                       $353,575       $    575
                                                       ========       ========

NOTE 12 - FINANCING INCOME (EXPENSES)

                                                              YEAR ENDED DECEMBER 31,
                                                              ----------------------
                                                                 2006        2005
                                                              ---------    ---------

               Short-term bank credit and others              $ (11,757)   $(154,703)
               Gain (loss) from exchange rate differences        (1,644)      15,960
               Interest on cash and cash equivalents              6,062        2,016
               Provision for a fine in connection
               with a PIPE (see note 11 E (4))                   40,000      (40,000)
                                                              ---------    ---------

                                                              $  32,661    $(176,727)
                                                              =========    =========

                                     F - 28

                                                            ORGANITECH USA, INC.
NOTES TO THE CONLSIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
IN U.S. DOLLARS

NOTE 13 - INCOME TAXES

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

               During the period of benefits, the income deriving from "Approved
               Enterprise" will be tax exempt for a period of ten years,
               commencing the first year the "Approved Enterprise" generates taxable income. Notwithstanding the foregoing, the period of benefits will expire in the year 2014.

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

               On February 20, 2007 OrganiTech Ltd. received final approval for its Approved Enterprise status.

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

                                     F - 29

                                                            ORGANITECH USA, INC.
NOTES TO THE CONLSIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
IN U.S. DOLLARS

NOTE 13 - INCOME TAXES (CONT.)

     C.   Net operating loss carried forwards

          (1)  As of December 31, 2006, for U.S. income tax purposes the Company had approximately $1.6 million of net operating losses which can be carried forward 20 years following the loss year. Such net operating losses begin expiring in 2017.

          (2)  As of December 31, 2006, OrganiTech Ltd. had net operating loss carry forwards for Israeli tax purposes of approximately $7.5 million. The net operating loss carry forward are available to offset future taxable income, if any, for an indefinite period.
               OrganiTech Ltd. had accumulated capital losses carry forward of approximately $5,500 to be realized only from future capital gains.

     D.   Deferred tax assets

          Significant components of the Company's deferred tax assets are as follows:

                                         DECEMBER 31, 2006
                                           ----------

          Tax assets with respect to
          tax loss carry forward             554,405
                                           ---------

          Total deferred tax assets          554,405
          Less - valuation allowance        (554,405)
                                           ---------

          Net deferred tax assets          $       -
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

     E.   On July 25, 2005, the Israeli government approved the Law for the
          Amendment of the Income Tax Ordinance (No. 147), 2005, which prescribes, among other provisions, a gradual decrease in the corporate tax rate in Israel to the following tax rates: in 2006 -
          31%, in 2007 - 29%, in 2008 - 27%, in 2009 - 26% and in 2010 and
          thereafter - 25%.

                                     F - 30

                                                            ORGANITECH USA, INC.
NOTES TO THE CONLSIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
IN U.S. DOLLARS

NOTE 14 - TRANSACTION AND BALANCES WITH RELATED PARTIES

          The Company conducts transactions in the ordinary course of business with related parties.

          (1)  Balances with related parties are presented in:

                                   DECEMBER 31, 2006
                                        -------

               Current assets           $ 6,798
                                        =======

               Current liability        $64,867
                                        =======

               Customers advances       $23,094
                                        =======

          (2)  Transaction with related parties

                                                          YEAR ENDED DECEMBER 31,
                                                           ---------------------
                                                             2006         2005
                                                           ---------   ---------

               Compensation, payroll expenses and
               related benefits                            $ 579,523   $ 302,535
                                                           =========   =========

               Financing (income) expenses                 $ (40,000)  $ 143,538
                                                           =========   =========

               Officers compensation, payroll expenses
               and related benefits                        $ 120,512   $       -
                                                           =========   =========

               Cost of revenue                             $  28,000   $       -
                                                           =========   =========

NOTE 15 - SUBSEQUENT EVENTS

     (1)  Memorandum of understanding with Keren Katzir Debenture for Investment
          Ltd.

          On February 7, 2007 the Company entered into a Memorandum Of
          Understanding ("MOU") with Keren Katzir Debenture for Investment Ltd., an Israeli investment company ("Katzir") for the investment of $3 million in the Company. Pursuant to the MOU, Katzir will invest $3 million in the Company in consideration for shares of the Company's common stock equal to 30% of the Company's fully-diluted share capital
          (post-investment). Katzir will also be granted a number of warrants to purchase shares of the Company's common stock which will ensure that in the event that any of the existing warrants or options of the
          Company are exercised, Katzir's post-closing shareholding will be maintained. The terms of the warrants will mirror the terms of any of the Company's existing warrants and options which will be exercised.

                                     F - 31

                                                            ORGANITECH USA, INC.
NOTES TO THE CONLSIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
IN U.S. DOLLARS

NOTE 15 - SUBSEQUENT EVENTS (CONT.)

     (1)  Memorandum of understanding with Keren Katzir Debenture for Investment
          Ltd. (cont.)

          The Company has also agreed under the MOU that Katzir shall be entitled to nominate the chairman of the Company's board of directors and additional 3 directors, to be appointed in accordance with the provisions of the Company's certificate of incorporation. The number of directors on the Company's board of directors will be increased to
          9. Three of the Company's current directors will resign from the board upon the closing of the transaction, in order to facilitate Katzir's right of nomination.

          Upon execution of the MOU, the parties anticipated completing the transaction within 12 weeks, and agreed to a no-shop restriction for that period. Notwithstanding the no-shop restriction, the Company was permitted to continue seeking an investment or bridge financing for up to $500,000.

          The consummation of the transaction is subject to the completion of a due diligence review of the Company and its business, the execution of definitive documentation and other customary conditions, including receipt of third party and regulatory approvals.

     (2)  Convertible loan

          On March 1, 2007 the Company entered into an agreement with a 3rd.
          party (the "Investor") according which the Investor will grant the
          Company a convertible loan (the "Loan") in the amount of $357,500 for a period of 3 years, bearing net interest of 9% per annum to be paid at the end of each calendar quarter. The Loan or $50K portions of the
          Loan may be converted into Company's shares of common stock with a conversion price of $0.26 per share.

          Under the Loan, the Investor is entitled to demand early repayment, upon the occurrence of certain events including a failure by the
          Company to achieve at least $7,000,000 in sales in the year ending
          December 31, 2008.

          The Investor is entitled to request the registration of the shares issueable upon conversion of the Loan and will also be entitled to pre-emptive rights in the event that it converts the Loan into shares of the Company's common stock.

                                     F - 32