Form 10QSB
period 2007-03-31
ORGANITECH USA INC
filed 2007-05-21
CIK 832810

                                  STATES UNITED
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

          (Mark One)

          [X] Quarterly report pursuant to section 13 or 15(d) of the Securities
          Exchange Act of 1934

          For the period ended March 31, 2007

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

                               Yes [_]     No [X]

As of March 31, 2007, the issuer had 26,632,642 shares of its common stock outstanding.

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
Item 6   Exhibits

Signatures

                                     PART I

ITEM 1 FINANCIAL STATEMENTS

                              --------------------
                              ORGANITECH USA, INC.
                              --------------------

                         CONDENSED CONSOLIDATED INTERIM
                              FINANCIAL STATEMENTS

                              AS OF MARCH 31, 2007
                                   (Unaudited)

                              --------------------
                              ORGANITECH USA, INC.
                              --------------------

                         CONDENSED CONSOLIDATED INTERIM
                              FINANCIAL STATEMENTS

                              AS OF MARCH 31, 2007
                                   (Unaudited)

                                    CONTENTS

                                                                       Page
                                                                       ----

Condensed Consolidated Interim Balance Sheet                            F-3

Condensed Consolidated Interim Statements of Operations                 F-4

Condensed Interim Statements of Shareholders` Deficiency                F-5

Condensed Consolidated Interim Statements of Cash Flows                 F-6

Notes to Condensed Consolidated Interim Financial Statements          F-7-F-12

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONDENSED CONSOLIDATED
INTERIM FINANCIAL STATEMENTS.

                                     F - 2

                                                            ORGANITECH USA, INC.
CONDENSED CONSOLIDATED INTERIM BALANCE SHEET
--------------------------------------------------------------------------------
IN U.S. DOLLARS (EXCEPT SHARE DATA)

                                                                        MARCH 31,
                                                                          2007
                                                                       -----------
ASSETS

CURRENT ASSETS:

Cash and cash equivalents                                              $   331,416
Other receivables and prepaid expenses                                      28,854
Related parties                                                              1,396
Inventories, net of advances                                               145,366
                                                                       -----------

                                                                           507,032
                                                                       -----------
LONG-TERM ASSETS:
Deposit in respect with long-term lease                                     10,409
Severance pay fund                                                         101,203
                                                                       -----------
                                                                           111,612
                                                                       -----------

PROPRTY AND EQUIPMENT, NET                                                 114,695
                                                                       -----------

                                                                       $   733,339
                                                                       ===========

LIABILITES AND SHAREHOLDERS'
  DEFICIENCY

 CURRENT LIAIBLITIES:

 Trade payables                                                        $   424,628
 Other payables and accrued expenses                                     1,150,280
 Related parties                                                            67,022
 Customers advances                                                        221,712
                                                                       -----------

                                                                         1,863,642
                                                                       -----------
 LONG-TERM LIBILITIES:
 Convertible loan                                                          357,500
 Accrued severance pay                                                     199,811
                                                                       -----------

                                                                           557,311
                                                                       -----------
 SHARHOLDERS' DEFICIENCY

 Common shares of $0.001 par value, authorized -
 80,000,000 shares, issued and outstanding - 26,632,642  shares             26,633
 Additional paid in capital                                              8,038,820
 Accumulated deficit                                                    (9,753,067)
                                                                       -----------

 Total shareholders' deficiency                                         (1,687,614)
                                                                       -----------

                                                                       $   733,339
                                                                       ===========

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL
STATEMENTS.

                                     F - 3

                                                            ORGANITECH USA, INC.
CONDENSED CONSOLIDATED INTERIM STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------
IN U.S. DOLLARS (EXCEPT SHARE DATA)

                                                                          THREE MONTHS ENDED
                                                                               MARCH 31,
                                                                   ---------------------------------
                                                                       2007                 2006
                                                                   ------------         ------------

Revenues                                                           $    427,561         $    434,407

Cost of revenues                                                        359,340              461,621
                                                                   ------------         ------------

Gross profit (loss)                                                      68,221              (27,214)
                                                                   ------------         ------------

Research and development expenses                                        94,471               92,505

Selling and marketing expenses                                          134,948              272,019

General and administrative expenses                                     121,154              200,731
                                                                   ------------         ------------

Total operating expenses                                                350,573              565,255
                                                                   ------------         ------------

Operating loss                                                         (282,352)            (592,469)

Financing (expenses) income, net                                        (11,726)              46,692
                                                                   ------------         ------------

Net loss                                                           $   (294,078)        $   (545,777)
                                                                   ============         ============

Basic and diluted net loss per common share                        $      (0.01)        $      (0.02)
                                                                   ============         ============

Weighted average number of common shares outstanding
   used in basic and diluted net loss per share calculation          26,632,642           24,618,198
                                                                   ============         ============

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONDENSED CONSOLIDATED
INTERIM FINANCIAL STATEMENTS.

                                     F - 4

                                                            ORGANITECH USA, INC.
CONDENSED INTERIM STATEMENTS OF CHANGES IN SHAREHOLDERS' DEFICIENCY
--------------------------------------------------------------------------------
IN U.S. DOLLARS (EXCEPT SHARE DATA)

                                               NUMBER OF
                                              OUTSTANDING        COMMON         ADDITIONAL                            TOTAL
                                                COMMON           SHARES          PAID IN           DEFICIT         SHAREHOLDERS'
                                                SHARES           CAPITAL        CAPITAL (1)      ACCUMULATED        DEFICIENCY
                                              -----------      -----------      -----------      -----------       -----------
                                             IN THOUSANDS
                                              -----------

Balance as of January 1, 2006                      23,033      $    23,033      $ 6,753,152      $(8,079,228)      $(1,303,043)
Common shares ($0.25) issued in April               3,600            3,600          880,900                -           884,500
Amortization of stock-based compensation                -                -          353,575                -           353,575
Net loss                                                -                -                -       (1,379,761)       (1,379,761)
                                              -----------      -----------      -----------      -----------       -----------

Balance as of December 31, 2006                    26,633           26,633        7,987,627       (9,458,989)       (1,444,729)

Amortization of stock-based compensation                -                -           45,830                -            45,830
Warrants granted to non employees                       -                -            5,363                -             5,363
Net loss for the period                                 -                -                -         (294,078)         (294,078)
                                              -----------      -----------      -----------      -----------       -----------

Balance as of March 31, 2007 (unaudited)           26,633      $    26,633      $ 8,038,820      $(9,753,067)      $(1,687,614)
                                              ===========      ===========      ===========      ===========       ===========

(1) Net of issuance expenses.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONDENSED CONSOLIDATED
INTERIM FINANCIAL STATEMENTS.

                                     F - 5

                                                            ORGANITECH USA, INC.
CONDENSED INTERIM STATEMTNS OF CASH FLOWS
--------------------------------------------------------------------------------
IN U.S. DOLLARS

                                                                   THREE MONTHS ENDED
                                                                        MARCH 31,
                                                                -------------------------
                                                                  2007            2006
                                                                ---------       ---------

CASH FLOWS USED IN OPERATING ACTIVITIES:

Net loss                                                        $(294,078)      $(545,777)
                                                                ---------       ---------

Adjustments to reconcile net loss to net cash used
   in operating activities :

Amortization of stock - based compensation                         45,979         210,804
Depreciation                                                        7,336           8,088
Changes in accrued severance pay, net                              16,688           1,478
Decrease in trade receivables                                           -          65,014
Decrease in other receivables                                       4,957         129,721
Decrease in inventories                                           166,796         107,970
Decrease in trade payables                                       (318,436)       (378,530)
Increase (decrease) in other payables and accrued expenses        139,497         (31,454)
Decrease in customers advances                                   (362,568)       (157,148)
                                                                ---------       ---------

Total adjustments                                                (299,751)        (44,057)
                                                                ---------       ---------

NET CASH USED IN OPERATING ACTIVITIES                            (593,829)       (589,834)
                                                                ---------       ---------

Cash flows from investing activities:

Purchase of property and equipment                                      -          (9,630)
                                                                ---------       ---------

Net cash used in investing activities                                   -          (9,630)
                                                                ---------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES :

Decrease in short-term credit, net                                 (1,574)           (166)
Proceeds of convertible loan                                      357,500               -
Proceeds from issuance of shares, net of issuance expenses              -         834,500
                                                                ---------       ---------

Net cash provided by financing activities                         355,926         834,334
                                                                ---------       ---------

Increase (decrease) in cash and cash equivalents                 (237,903)        234,870

Cash and cash equivalents at the beginning of the period          569,319         449,074
                                                                ---------       ---------

Cash and cash equivalents at the end the period                 $ 331,416       $ 683,944
                                                                =========       =========

SUPPLEMENTARY CASH FLOW INFORMATION :

Interest paid                                                   $   2,681       $   2,570
                                                                =========       =========

Income tax paid                                                 $     713       $     664
                                                                =========       =========

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONDENSED CONSOLIDATED
INTERIM FINANCIAL STATEMENTS.

                                     F - 6

                                                            ORGANITECH USA, INC.
NOTES TO THE CONDENSED UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
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

     B.   The Company is devoting substantial efforts towards activities such as marketing its products, financial planning and capital raising. In the course of such activities, the Company and its subsidiary have sustained operating losses. The Company and its subsidiary have not achieved profitable operations or positive cash flows from operations or positive working capital. The Company's accumulated deficit aggregated to $9,753,067 through March 31, 2007. There is no assurance that profitable operations, if ever achieved, could be sustained on a continuing basis.

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

     C.   Memorandum of understanding with Keren Katzir Debenture for Investment
          Ltd.

          On February 7, 2007 the Company entered into a Memorandum Of
          Understanding ("MOU") with Katzir Debenture Fund for Investment Ltd., an Israeli investment company ("Katzir") for the investment of $3 million in the Company. Pursuant to the MOU, Katzir will invest $3 million in the Company in consideration for shares of the Company's common stock equal to 30% of the Company's fully-diluted share capital
          (post-investment). Katzir will also be granted a number of warrants to purchase shares of the Company's common stock which will ensure that in the event that any of the existing warrants or options of the
          Company are exercised, Katzir's post-closing shareholding will be maintained. The terms of the warrants will mirror the terms of any of the Company's existing warrants and options which will be exercised.

          Upon execution of the MOU, the parties anticipated completing the transaction within 4 months, and agreed to a no-shop restriction for that period. Notwithstanding the no-shop restriction, the Company was permitted to continue seeking an investment or bridge financing for up to $500,000.

                                     F - 7

                                                            ORGANITECH USA, INC.
NOTES TO THE CONDENSED UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
IN U.S. DOLLARS

NOTE 1 - GENERAL (CONT.)

     C.   (Cont.)

          The parties are continuing to negotiate the final terms and conditions of the transaction, the consummation of which is subject to the completion of a due diligence review of the Company and its business, the execution of definitive documentation and other customary conditions, including the final approval by the parties and the receipt of third party and regulatory approvals.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

     The accompanying unaudited interim consolidated financial statements have been prepared as of March 31, 2007, in accordance with United States generally accepted accounting principles relating to the preparation of financial statements for interim periods. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ended December 31, 2007.

     A.   Effective January 1, 2007, the Company adopted the provisions of FASB
          Interpretation No. 48, "Accounting for Uncertainties in Income Taxes"
          ("FIN 48").

          The Company and its subsidiary file U.S. federal income tax returns as well as income tax returns in Israel and as such may be subject to examination by the Internal Revenue Service ("IRS") for calendar years since inception through 2006. Additionally, any net operating losses that were generated in prior years may also be subject to examination and reduction by the IRS.

          The adoption of FIN 48 resulted in a write-off of the deferred tax asset and the respective valuation allowance with respect to the net operating losses for tax purposes of the Company, with no impact on the balance sheet of the Company.

     B.   Impact of recently issued accounting standards.

          1.   SFAS No. 157:

               In September 2006, the FASB issued SFAS No. 157, Fair Value
               Measurements ("SFAS No. 157"). This statement provides a single definition of fair value, a framework for measuring fair value, and expanded disclosures concerning fair value. Previously, different definitions of fair value were contained in various accounting pronouncements creating inconsistencies in measurement and disclosures. SFAS No. 157 applies under those previously issued pronouncements that prescribe fair value as the relevant measure of value, except SFAS No. 123(R) and related
               interpretations. The statement does not apply to accounting standard that require or permit measurement similar to fair value but are not intended to represent fair value. This pronouncement is effective for fiscal years beginning after November 15, 2007.
               The Company is currently evaluating the impact of adopting SFAS
               157.

                                     F - 8

                                                            ORGANITECH USA, INC.
NOTES TO THE CONDENSED UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
IN U.S. DOLLARS

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (CONT.)

     B.   Impact of recently issued accounting standards (Cont.)

          2.   SFAS No. 159:

               In February 2007, the FASB issued SFAS No. 159, The Fair Value
               Option for Financial Assets and Financial Liabilities. This
               statement provides companies with an option to report selected financial assets and liabilities at fair value. Generally
               accepted accounting principles have required different
               measurement attributes for different assets and liabilities that can create artificial volatility in earnings. The Standard's objective is to reduce both complexity in accounting for
               financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. This
               Statement is effective as of the beginning of an entity's first fiscal year beginning after November 15, 2007. The Company is currently evaluating the impact of adopting SFAS 159.

NOTE 3 - INVENTORIES, NET OF ADVANCES

                                                                 MARCH 31,
                                                                   2007
                                                                 --------

     Cost incurred on long-term contracts in progress            $ 67,656
     Finished goods                                                77,710
                                                                 --------
                                                                 $145,366
                                                                 ========

NOTE 4 - CONTINGENCIES

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

                                     F - 9

                                                            ORGANITECH USA, INC.
NOTES TO THE CONDENSED UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
IN U.S. DOLLARS

NOTE 4 - CONTINGENCIES (CONT.)

     Legal claims (Cont.)

     B.   In August 2006, a claim for approximately $15,000 against OrganiTech
          Ltd and Mr. Shimon Zanaty, one of the Company's directors, was filed with the Haifa Magistrates' Court in Israel. The claim was filed by a private individual who entered into an agreement in 2003 with one of the Company's principal shareholders, BLM NV, to purchase shares of the Company which had previously been purchased by BLM and were held by a trustee. The plaintiff claims that she paid BLM for the shares, but has never received them. In October 16, 2006, OrganiTech Ltd received a letter from the attorney representing the plaintiff, stating that OrganiTech Ltd was not required to file a statement of defense and in November 20, 2006, the attorney representing the plaintiff informed OrganiTech Ltd in writing that it would be removed as a defendant in the action. The Company has so far not received a copy of the decision removing it as defendant.

          Company's management believes, based on the opinion of its legal counsel, that this claim will not have material adverse effect on the
          Company's financial condition.

NOTE 5 - CONVERTIBLE LOAN

     On March 1, 2007 the Company entered into an agreement with an investor
     (the "Investor") to grant the Company a convertible loan (the "Loan") in the amount of $357,500 for a period of 3 years, bearing net interest of 9%
     per annum to be paid at the end of each calendar quarter. The Loan or parts of it may be converted into the Company's shares with a conversion price of
     $0.26 per share, which is the fair market value of the Company's shares on the commitment date.

     Under the Loan agreement, the Investor is entitled to ask for early repayment, upon the occurrence of certain events including a failure by the
     Company to achieve at least $7,000,000 in sales in the year ending December
     31, 2008.

     The Investor is entitled to request the registration of the shares issueable upon conversion of the Loan and will also be entitled to pre-emptive rights in the event that it converts the Loan into shares of the Company's common stock.

NOTE 6 - OPTIONS

     A.   Options to Purchase Company Shares

          On December 3, 2006 the Company entered into a service agreement with a consultant where by the consultant will present the Company to potential investors for a success-based consideration. Following the receiving of the Convertible Loan (mentioned in Note 5) on March 2,
          2007, the consultant is entitled to warrants for the purchase of
          41,250 shares of the Company's common shares for exercise price of
          $0.26 per share. The warrants will expire on March 2, 2010. The fair value of the warrants at the grant date was $5,363.

     B.   Stock Option Plans

          (1)  On May 31, 2005, the Board of Directors approved a Stock Option
               Plan ("SOP") for Company's executives, directors, key employees and service providers comprising options to purchase up to
               1,622,000 common shares of the Company. On February 19, 2006, the
               Board of Directors approved the increasing of the SOP in
               additional options to purchase up to additional 3,000,000 common shares of the Company. As of March 31, 2007, 1,297,000 options of the Company were still available for future grants.

                                     F - 10

                                                            ORGANITECH USA, INC.
NOTES TO THE CONDENSED UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
IN U.S. DOLLARS

NOTE 6 - OPTIONS (CONT.)

     B.   Stock Option Plans (Cont.)

          (2)  A summary of the Company's stock option activity with regards to its employees, officers and directors, under the plan as of March
               31, 2007, is as follows:

                                                           MARCH 31, 2007
                                        ----------------------------------------------------
                                                        WEIGHTED  WEIGHTED AVERAGE
                                                         AVERAGE     REMAINING      AGGREGATE
                                        NUMBER OF       EXERCISE    CONTRACTUAL  INTRINSIC VALUE
                                         OPTIONS         PRICE      TERM (YEARS)     PRICE
                                        ---------      ---------     ---------     ---------
Outstanding as of
January 1, 2007 and March 31, 2007      3,276,508      $   0.231          8.54     $  40,300
                                        =========      =========     =========     =========
 Vested and expected to
   be vest                              3,276,508      $   0.231          8.54     $  40,300
                                        =========      =========     =========     =========
Exercisable as of
  March 31, 2007                        1,661,508      $   0.248          8.26     $  18,470
                                        =========      =========     =========     =========

                                                MARCH 31, 2006
                             ------------------------------------------------------
                                            WEIGHTED  WEIGHTED AVERAGE
                                             AVERAGE      REMAINING        AGGREGATE
                             NUMBER OF      EXERCISE     CONTRACTUAL    INTRINSIC VALUE
                              OPTIONS         PRICE      TERM (YEARS)       PRICE
                             ---------      ---------      ---------      ---------

Outstanding as of
  January 1, 2006            1,281,508      $   0.248

Granted                      1,750,000      $   0.207
                             ---------      ---------

 Outstanding as of
   March 31, 2006            3,031,508      $   0.225           9.44      $ 179,005
                             =========      =========      =========      =========

 Vested and expected to
   be vest                   3,031,508      $   0.225           9.44      $ 179,005
                             =========      =========      =========      =========
Exercisable as of
  March 31, 2006               889,008      $   0.284           8.64      $  49,145
                             =========      =========      =========      =========

          (3)  A summary of the Company's stock option activity with regards to its non-employees, as of March 31, 2007, under the plan is as follows:

                                                           MARCH 31, 2007
                                         -------------------------------------------------
                                                       WEIGHTED  WEIGHTED AVERAGE
                                                        AVERAGE    REMAINING      AGGREGATE
                                         NUMBER OF     EXERCISE    CONTRACTUAL  INTRINSIC VALUE
                                          OPTIONS       PRICE     TERM (YEARS)     PRICE
                                         ---------    ---------    ---------     ---------

Outstanding as of
January 1, 2007 and  March 31, 2007        145,000    $   0.251         9.09     $   1,035
                                         =========    =========    =========     =========
 Vested and expected to
   be vest                                 145,000    $   0.251         9.09     $   1,035
                                         =========    =========    =========     =========
Exercisable as of
  March 31, 2007                            11,250    $   0.187         8.75     $     259
                                         =========    =========    =========     =========

                                     F - 11

                                                            ORGANITECH USA, INC.
NOTES TO THE CONDENSED UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
IN U.S. DOLLARS

NOTE 6 - OPTIONS (CONT.)

     B.   Stock Option Plans (Cont.)

                                                           MARCH 31, 2006
                                         ------------------------------------------------
                                                     WEIGHTED WEIGHTED AVERAGE
                                                      AVERAGE     REMAINING      AGGREGATE
                                         NUMBER OF   EXERCISE    CONTRACTUAL  INTRINSIC VALUE
                                          OPTIONS     PRICE     TERM (YEARS)      PRICE
                                         ---------   ---------    ---------     ---------

Outstanding as of
 January 1, 2006 and March 31, 2006         45,000   $   0.187         9.75     $   3,285
                                         =========   =========    =========     =========
 Vested and expected to
   be vest                                  45,000   $   0.225         9.75     $   3,285
                                         =========   =========    =========     =========
Exercisable as of
  March 31, 2006                                 -           -            -             -
                                         =========   =========    =========     =========

          (4)  The aggregated intrinsic value in the tables above represents the total intrinsic value (the difference between the Company's closing stock price on the last trading day as of the relevant period and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on the last trading day of each period. This amount changes based on the fair market value of the Company's stock.

          (5)  As of March 31, 2007, the total unrecognized estimated compensation costs related to non-vested stock options granted prior to that date was $333,290, which is expected to be
               recognized over a weighted average period of 1.94 years.

          (6)  Compensation expenses were recognized during the three-month periods ended March 31, 2007 and 2006, respectively, as follows:

                                           THREE MONTHS ENDED
                                                MARCH 31,
                                         ----------------------
                                           2007          2006
                                         --------      --------

Cost of Revenues                         $  6,028      $  7,714
Research and Development expenses           3,913        12,405
Selling and Marketing expenses             15,729        87,796
General and Administration expenses        20,160       102,889
                                         --------      --------
                                         $ 45,830      $210,804
                                         ========      ========

          (7)  During the second quarter of year 2007, the Company granted to four of its employees a total of 430,000 options. The weighted average fair value of each option granted on that date was $0.16.

                                     F - 12

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following management's discussion and analysis or plan of operation should be read in conjunction with our condensed interim unaudited consolidated financial statements for the period ended March 31, 2007 thereto contained elsewhere in this report and with our audited consolidated financial statements and notes for the year ended December 31, 2006.

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

a)   GrowTech(TM)2500 - our leading product - a highly automated, computerized controlled hydroponics sustainable greenhouse designed to grow and harvest commercial quantities of pesticide free and clean, lettuce, green leafy vegetables, herbs and other plants while making optimal use of resources such as water, energy, labor and land. Backed with its patented and proprietary know-how, the GrowTech(TM)2500 is unaffected by weather conditions, and enables consistent year round yields that are much higher than traditional soil-based cultivation methods, in both the open- field and regular greenhouses.

b)   GrowTech(TM)2000 - a self-contained, portable, robotic, sustainable and fully-controlled agricultural platform designed to automatically seed, transplant, grow and harvest commercial quantities of pesticide free, green leafy vegetables. The GrowTech(TM)2000 may also have life-science applications since it is a non-soil and environmentally safe technology with optimal and fully controlled growth conditions, which can be used to grow certain plants used by the pharmaceutical, food enhancement, detergent and cosmetic industries. However it has yet to be matured and additional development work is still required before its full commercialization.

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

Agriculture trade-flow statistics derived from the Food and Agriculture
Organization of The United Nations (FAOSTAT) present a world market of more than
22 million tones of lettuce in 2005 and rising, with a multi-billion Dollar turn-over annually, out of which approximately half is consumed in Europe and
North America. Statistics for other green leafy vegetables, such as spinach, broccoli, cauliflower, cabbages and herbs is similar in terms of volume and trade potential.

Advances in technology are expected to continue to assist producers in increasing their overall productivity and hydroponics production systems represent an attractive means towards achieving these market trade-flows.

MOVING TO VEGETABLE-BASED NUTRITION

Lately, an additional new trend can be identified, especially in the Western world - the growing demand for vegetable based nutrition over other nutrition components such as proteins. Demand for vegetables in general and for green leafy vegetables in particular, is rapidly increasing.

RAPIDLY GROWING DEMAND FOR CLEAN VEGETABLES WITH EXTENDED SHELF-LIFE

We have identified a new trend of rapidly growing demand for 'high-end', ready to eat vegetables where customers are willing to pay more for cleaner, unnecessary to wash before packing and before eating, longer shelf-life vegetables. By using our GrowTech(TM)2500, the cultivated vegetables do not require a wash process before packaging and are ready to eat; hence their shelf-life is dramatically increased. Moreover, given a longer shelf-life, distribution to remote areas is possible and new markets are available.

2.   RAPIDLY INCREASING PRODUCTION COSTS

INCREASE IN COST FACTORS IN THE PRODUCTION PROCESS

Over the last decade, agricultural growers in western countries have faced increasing costs. The cost of labor has increased, even where an unqualified work force is utilized; energy has become expensive due to the increases in the price of oil; water has become more expensive, particularly where there are purification and quota/accessibility problems; and the price of land near market places has increased disproportionately.

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

Our GrowTech2500, because of its extremely low demand for pesticides, insecticide and other chemicals, represents an environment-friendly solution.
Moreover, it also supports "sustainable agriculture" by saving water and energy while enabling the use of available wasted/un-used resources of energy and water.

RESIDUE PROBLEMS OF TRADITIONAL GREENHOUSES

Growers of soil-grown crops are faced with numerous and potentially insurmountable problems associated with soil-borne pathogens, pests and weeds and the concomitant application of pesticides or plant protection products
("PPP's") which lead, on occasions, to unacceptable residues at harvest. This has recently been made worse due to the revocation of Methyl Bromide as an effective soil sterilant which has exacerbated the need for additional PPPs.

It is now understood that a transitioning away from soil and into a hydroponics production system could potentially solve many of the current residue problems, increase throughput and ultimately improve the longer-term economic outlook for the crop. Our GrowTech(TM)2500 offers growers a novel, environmentally friendly growing system.

4.   HYDROPONICS IS TAKING OFF

It is now clear that hydroponics cultivation is becoming a genuine, inevitable alternative for traditional soil-based cultivation, whether in the open fields or in greenhouses. The transition from the soil to hydroponics production systems is becoming an attractive business opportunity for growers.

OUR POTENTIAL CUSTOMERS

Based on the above, we have identified our potential customers as follows:

1.   Existing soil-based farmers and growers of lettuce and leafy vegetables who wish to:

     -    Save production costs and optimize use of resources;

     -    Solve crucial problems of traditional cultivation in open-fields and soil-based greenhouses;

     -    Increase productivity and expand their operations;

2.   Existing farmers and growers, who currently do not grow lettuce and leafy vegetables, but who wish to:

     -    Expand operations while enhancing competitiveness with local soil-based and imported produce;

     -    Save transportation costs on imported produce;

     -    Establish cost-effective local production of lettuce and green leafy vegetables;

3.   Food industry companies, who wish to expand operations by the growth of green leafy vegetables, thereby controlling their value chain.

4.   Entrepreneurs who wish to take advantage of new business opportunities.

We are in the early stage of expanding our marketing and sales efforts, especially where we find strong competitive advantages.

OUR PRODUCTS

THE GROWTECH(TM)2500

Our leading product to date is the GrowTech(TM)2500. It is a highly automated platform using OrganiTECH Ltd's patented technology and proprietary know-how, and combining it within a greenhouse controlled growing environment. The
GrowTech(TM)2500 enables the growth of lettuce, herbs, green leafy vegetables and other plants in a highly economical, clean and automated surrounding, saving significantly in resources such as water and labor while making optimal use of energy and land.

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

By optimizing the integration of automation in production (seeding and harvesting process) and optimizing the use of resources such as energy and land through the hydroponics growing process, the GrowTech(TM)2500 can offer a cost-effective production process, enabling significant reductions in the cost of labor and water, compared to traditional soil-based growing methods.

Moreover, where the production cost is reduced, the localization of production has become more attractive causing an additional saving in distribution costs, thereby reducing the cost to the consumer. This enables either local growers of lettuce and other green leafy vegetable produce or importers of such green leafy vegetable produce to situate in locations of their choice, in countries that climate conditions prevent the soil-based growing of such green leafy vegetables, while simultaneously enabling them to compete with cheap local/imported products.

The GrowTech(TM)2500 enables year round, high yield production of quality, clean, pesticide free plants with extended shelf-life - all in an environmentally friendly system that enables utilizing available alternative energy and water resources. Although already successfully commercially deployed, we intend to continuously invest in the advanced development of
GrowTech(TM)2500, adding and enhancing functionalities while adjusting it to new types of growing and usages. To date we have successfully deployed
GrowTech(TM)2500 systems in Spain, Russia, Ireland and Israel.

THE GROWTECH(TM)2000

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

GrowTech(TM)2000 has yet to be matured and additional development work is still required before our full commercialization. However, we believe that such a patented platform will provide a strong advantage over our competitors and enable us to increase research and development efforts for the integration of
GrowTech(TM)2000 technologies into new platforms and products.

PHYTOCHAMBER(TM) - LIFE-SCIENCE AND BIO-TECH PLATFORMS

Based on our proprietary hydroponics know-how and GrowTech(TM)2000 technology, we are also developing our PhytoChamber(TM) product - a state of the art, two-chambered, cost-effective hydroponics growth platform designed to maximize and provide optimal growth conditions for certain plants to be used and utilized by the biotechnology and life-science industry as well as by researchers.

The PhytoChamber(TM) is designed for the production of proteins and other bio-molecules intended for research and for the
"laboratory"/pre-commercial/commercial manufacturing of NUTRACEUTICALS and pharmaceuticals, by creating a contained, fully controlled, cost effective production environment, isolating the plants from detrimental external elements and utilizing our advanced hydroponics growing system. This combination of technologies creates a superior method in the bio-manufacturing multi-billion
Euro market due to its non-soil, clean and environmentally safe conditions.

One PhytoChamber(TM) unit was sold to a German customer for research and development purposes in 2005. The product is in its early stage of development and extensive additional development work is required before achieving commercial maturity.

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

While the hydroponics market is an emerging one, in which there are no significant hydroponics solution providers and only few tens hectares of hydroponics systems deployed world-wide, our principal competitors are Hydronov
Canada and Hortiplan Belguim. Hydronov Canada uses the Deep Flow Technique in which water is re-circulated in deep water beds that serve as a growing system.
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

CRITICAL ACCOUNTING POLICIES AND USE OF ESTIMATES

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying consolidated financial statements and related footnotes. Actual results may differ from these estimates. To facilitate the understanding of the business activities, described below are certain of the Company's accounting policies that are relatively more important to the portrayal of the financial condition and results of operations and that require management's subjective judgments. We base our judgments on our experience and various other assumptions that management believes to be reasonable under the circumstances.

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

Commencing in the second quarter of 2006, management can estimate the profit it will gain from each project. As such, the gross profits from projects commencing the second quarter of 2006 were based on the anticipated profit of the projects.
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

The Company believes that given the experience gathered during projects undertaken in previous years, the use of the percentage-of-completion method is appropriate since the Company possesses the ability to make, for a specific project, reasonably dependable estimates of the extent of progress towards completion, contract revenues and contract costs. In addition, contracts executed include provisions that clearly specify the enforceable rights regarding services to be provided and received by the parties to the contracts, the consideration to be exchanged and the manner and terms of settlement. In all cases the Company expects to perform its contractual obligations, and its customers are expected to satisfy their obligations under the contract.

Penalties applicable to performance of contracts are considered in estimating sales and profit rates and are recorded when there is sufficient information to assess anticipated contract performance.

In the first quarter of 2007 the Company derived most of its revenues from one project.

STOCK-BASED COMPENSATION

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

SFAS 123(R) requires companies to estimate the fair value of equity-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as an expense over the requisite service periods in the Company's consolidated statement of operations.

The Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard starting from
January 1, 2006, the first day of the Company's fiscal year 2006. Under that transition method, compensation cost recognized in the year ended December 31,
2006, includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of Statement 123, and (b)
compensation cost for all share-based payments granted subsequent to January 1,
2006, based on the grant-date fair value estimated in accordance with the provisions of Statement 123(R). Results for prior periods have not been restated.

The Company recognizes compensation expenses for the value of its awards, which have graded vesting based on the straight line method over the requisite service period of each of the awards.

The fair value of the options granted were estimated using a Black & Scholes option pricing model. The expected volatility was calculated based upon actual historical stock price movements over the most recent periods ending on the grant date, equal to the expected option term. The expected option term represents the period that the Company's stock options are expected to be outstanding and was determined based on simplified method permitted by SAB 107 as the average of the vesting period and the contractual term. The Company has historically not paid dividends and has no foreseeable plans to issue dividends.
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

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2007 TO THE THREE MONTHS ENDED
MARCH 31, 2006

SUMMARY

                                        Three months ended March 31,
                                        2007                   2006
                                    ------------           ------------

Revenues                            $    427,561           $    434,407

Net Loss                            $   (294,078)          $   (545,777)

Net Loss per Common Share           $      (0.01)          $      (0.02)

Dividends per Common Share          $          0           $          0

RESULTS OF OPERATIONS

REVENUES

Revenues decreased by 2% to $427,561 in the three months ended March 31, 2007 from $434,407 in the three months ended March 31, 2006. Revenues in the three months ended March 31, 2007 derived from one large scale project with a Spanish customer in mid 2006 as compared to the three months ended March 31, 2006 where revenues derived from one large scale project with a Russian customer in mid
2005 - both projects were recognized based on the percentage-of-completion method.

We believe that in 2007 our revenues will derive from a limited number of customers.

COST OF REVENUES AND GROSS PROFIT (LOSS)

Cost of revenues decreased by 22% to $359,340 in the three months ended March
31, 2007 from $461,621 in the three months ended March 31, 2006. Cost of revenue for the three months ended March 31, 2007 consisted mainly of materials, labor and sub-contractors' expenses and provisions recorded for royalties and warranties that were related to the recognized revenues derived from our adoption of the percentage-of-completion method based on `anticipated profit'.
Cost of revenue for the three months ended March 31, 2006 consisted of the same items as in the parallel period in 2007 that were related to the recognized revenues adopting the percentage-of-completion method, based on a `zero profit margin' (according which equal amounts of revenues and cost, measured on the basis of performance during the period, were presented in the income statement).
As a percentage of revenues, our cost of revenues were 84% in the three months ended March 31, 2007 compared to 106% in three months ended March 31, 2006.

For the reasons described above, we had gross profit of $68,221 in the three months ended March 31, 2007 compared to a gross loss of $27,214 in the three months ended March 31, 2006.

RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses increased by 2% to $94,471 in the three months ended March 31, 2007 from $92,505 in the three months ended March 31, 2006. As a percentage of revenues, our research and development expenses were 22% in the three months ended March 31, 2007. Research and development expenses for both periods consisted mainly of payroll costs, overhead expenses and sub-contractors costs.

We expect to continue to incur research and development costs (which will be limited to our available financial resources), related to our continued
GrowTECH2500 development and to a lesser extent, our continued development of
GrowTECH2000 and other Bio-Tech product lines.

SALES AND MARKETING EXPENSES

Sales and marketing expenses decreased by 50% to $134,948 in the three months ended March 31, 2007 from $272,019 in the three months ended March 31, 2006. The decrease in sales and marketing expenses is primarily attributable to decreased amortization of deferred stock based compensation, commissions related to recognized revenues and to expenses related to demo-systems deployed in Europe and the USA. As a percentage of revenues, our sales and marketing expenses were
32% in the three months ended March 31, 2007.

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

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses decreased by 40% to $121,154 in the three months ended March 31, 2007 from $200,731 in the three months ended March 31,
2006. The decrease in general and administrative expenses was primarily in amortization of deferred stock based compensation and in professional services.
As a percentage of revenue, our general and administrative expenses were 28% in the three months ended March 31, 2007.

We expect to maintain this level of general and administrative expenses, limited to our available financial resources.

FINANCIAL INCOME/EXPENSES

Financial expense was $11,726 in the three months ended March 31, 2007 compared to an income of $46,692 in the three months ended March 31, 2007. During the three months ended March 31, 2007 financial expenses consisted primarily of expenses related to currency exchange rates, whereas during the three months ended March 31, 2006 finance income consisted primarily of the writing off of a provision recorded in 2005 for a possible penalty related to an equity investment in our company

OPERATING LOSS AND NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS

Our operating loss decreased by 52% to $282,352 in the three months ended March
31, 2007 from $592,469 in the three months ended March 31, 2006 and our net loss decreased by 46% to $294,078 in the three months ended March 31, 2007 from
$545,777 in the three months ended March 31, 2006.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2007, we had cash and cash equivalents totaling $331,416 compared to $569,319 as of December 31, 2006 and $683,944 as of March 31, 2006.

Since our inception in 1999, we have financed our operations through private sales of common shares and convertible loans, which have totaled $7.2 million
(net of transaction expenses). We have used the proceeds of the sale of all securities for working capital and other general corporate purposes.

Until we are able to generate sufficient cash from operations, we intend to use our existing cash resources to finance our operations. Based on our monthly expenses, we do not have sufficient cash to satisfy our operational and development requirements over the next 12 months. Our consolidated financial statements for the three months ended March 31, 2007 and for the fiscal year ended December 31, 2006 include an explanatory paragraph which states that we have suffered recurring losses from operations and a negative cash flow from operating activities that raise substantial doubt about our ability to continue as a going concern.

For the three months ended March 31, 2007, we had $593,829 in cash used in operating activities compared with $589,834 for the three months ended March 31,
2006. The operating cash outflow for the three months ended March 31, 2007, was primarily a result of our net loss of $294,078 and a decrease in customer advances and trade payables. The cash outflow was partially offset by a decrease in costs incurred on contracts in progress, by an increase in other payables and accrued expenses, and by amortization of deferred stock-based compensation.

We did not use cash in investment activities for the three months ended March
31, 2007 compared with $9,630 for the three months ended March 31, 2006.

Our net cash inflow from financing activities for the three months ended March
31, 2007 was $355,926 compared with $834,334 for the three months ended March
31, 2006. The net cash inflow from financing activities in the three months ended March 31, 2007 was generated primarily from the proceeds from a convertible loan, whereas in the three months ended March 31, 2006 it was generated primarily from the proceeds of the issuance of shares, net of issuance expenses.

Other than mentioned above, there were no material long term loans, commitments or off-balance sheet guarantees as of March 31, 2007.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in future condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

For further information relating to a Memorandum of Understanding with Keren
Katzir Debenture for Investment Ltd. for the investment of $3,000,000 in our company, see under Part II, Item 5 ("Other Information") and in note 1.C. of our condensed consolidated interim financial statements included in this Report.

ITEM 3 CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

An evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial
Officer, of the effectiveness of our disclosure controls and procedures as of
March 31, 2007. Disclosure controls and procedures are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Report on Form 10-QSB, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Based on this evaluation, our Chief Executive Officer and Chief
Financial Officer concluded that our disclosure controls and procedures are effective for gathering, analyzing and disclosing the information that we are required to disclose in the reports filed under the Securities Exchange Act of
1934.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over the financial reporting known to the Chief Executive Officer or the Chief Financial Officer during the period covered by this Report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

INHERENT LIMITATIONS ON EFFECTIVENESS OF INTERNAL CONTROLS

Our management, including our chief executive officer and chief financial officer, do not expect that our disclosure controls or our internal control over financial reporting will prevent or detect all errors and all fraud that could occur. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgements in decision-making can be faulty and that breakdowns can occur because of simple error or mistake.
Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

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

-    In February 2005, a legal suit was filed with the Haifa Regional Tribunal,
     Israel, against OrganiTECH Ltd. by Leami 2000 (96) Ltd. ("Leami") in the
     amount of approximately $295,500, arising out of the sale of one of
     OrganiTECH Ltd.'s products for which Leami had paid $60,000 out of the total purchase price of $100,000. Leami claimed that the product had not operated in the manner that it had anticipated and that as a result Leami had suffered damages. OrganiTECH Ltd. disputes the claim of Leami, and has stated in its defense that the product sold was a product at a development stage and that this fact was clearly stated in the sales contract. On April
     20, 2005 OrganiTECH Ltd. filed a counter lawsuit against Leami in the amount of $148,800 claiming that Leami had not fulfilled its obligations and commitments under the sale agreement signed with OgraniTECH, and by not doing so and taking other actions, it caused OrganiTECH Ltd. to suffer damages and expenses. The Haifa Regional Tribunal has held several preliminary hearings in order to prepare the claim and counter-claim for trial. A full trial date has yet to be set. Our management believes, based on the opinion of our legal counsel, that this claim will not have a material adverse effect on our financial condition.

-    In August 2006, a claim for approximately $15,000 against OrganiTECH Ltd., and Mr. Shimon Zanaty, one of our directors, was filed with the Haifa
     Magistrates' Court in Israel. The claim was filed by a private individual who entered into an agreement in 2003 with one of our principal shareholders, BLM NV, to purchase our shares which had previously been purchased by BLM and were held by a trustee. The plaintiff claims that she paid BLM for the shares, but has never received them. In October 16, 2006,
     OrganiTECH Ltd., received a letter from the attorney representing the plaintiff, stating that OrganiTECH Ltd., was not required to file a statement of defense and on November 20, 2006, the attorney representing the plaintiff informed OrganiTECH Ltd., in writing that it would be removed as a defendant in the action. OrganiTECH Ltd., has so far not received a copy of the decision removing it as defendant. Our management believes, based on the opinion of our legal counsel, that this claim will not have material adverse effect on our financial condition

As of March 31, 2007 none of our directors, officers, affiliates or any owner of record or beneficially of more than 5% of the shares of our common stock is a party to any proceedings against us or has material interests adverse to our own.

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

ITEM 4 SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5 OTHER INFORMATION

MEMORANDUM OF UNDERSTANDING WITH KEREN KATZIR DEBENTURE FOR INVESTMENT LTD.

On February 7, 2007, we filed a Form 8-K in connection with a non-binding memorandum of understanding with respect to an investment of $3 million by Keren
Katzir Debenture for Investment Ltd. A description of the memorandum of understanding is contained in the Form 8-K filing, and in note 1.C. of our condensed consolidated interim financial statements included in this Report.

ITEM 6 EXHIBITS AND REPORTS ON FORM 8K

(a)  EXHIBITS

EXHIBIT No.       Description
-----------       --------------------------------------------------------------

3.1               Certificate of Incorporation of the Company. (1)

3.2               Bylaws of the Company (1)

3.3               Certificate of Incorporation of OrganiTECH Ltd.
                  (English Translation). (3)

3.4               Bylaws of OrganiTECH Ltd. (English Translation). (3)

10.11             Securities Purchase Agreement between the Company and B.L.M.
                  N.V. dated June 16, 2002, including amendment (2)

10.13             Exclusive Agency Agreement between the Company and A.T.A.
                  Jordan Valley Ltd., dated December 3, 2002. (3)

10.14             Sale agreement with ZAO - Sad-Gigant Kholod ("ZAO") dated
                  June 26, 2005. (4)

21.1              Subsidiaries of the Registrant. (3)

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

(1)  Incorporated by reference to exhibits filed with the Company's Form 8-K, filed with the Commission on February 22, 2001.

(2)  Incorporated by reference to exhibits filed with the Company's Form 10-QSB, filed with the Commission on August 18, 2002.

(3)  Incorporated by reference to exhibits filed with the Company's Form
     10-KSB/A, filed with the Commission on August 23, 2005.

(4)  Incorporated by reference to exhibits filed with the Company's Form 10-KSB, filed with the Commission on March 30, 2006.

+Filed herewith.

(b)  REPORTS ON FORM 8-K.

Our current reports on Form 8-K filed since January 1, 2007 are as follows:

--------------------------------------    --------------------------------------
              MONTH                                      FILING DATES
--------------------------------------    --------------------------------------

--------------------------------------    --------------------------------------
February 2007                             February 7, 2007
--------------------------------------    --------------------------------------

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 21, 2007.

ORGANITECH USA, INC.

By: /s/ Lior Hessel
-------------------
Lior Hessel, Chairman of the Board of Directors

By: /s/ Rachel Ben-Nun
----------------------
Rachel Ben-Nun, Chief Executive Officer

By: /s/ Yaron Shalem
--------------------
Yaron Shalem, Chief Financial Officer and Principal Accounting Officer

