Form 10QSB
period 2007-06-30
ORGANITECH USA INC
filed 2007-08-13
CIK 832810

STATES UNITED
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

          (Mark One)

          [X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

          For the period ended June 30, 2007

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

                               Yes [_]     No [X]

As of June 30, 2007, the issuer had 26,632,642 shares of its common stock outstanding.

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

                               AS OF JUNE 30, 2007
                                   (Unaudited)

                              --------------------
                              ORGANITECH USA, INC.
                              --------------------

                         CONDENSED CONSOLIDATED INTERIM
                              FINANCIAL STATEMENTS

                               AS OF JUNE 30, 2007
                                   (Unaudited)

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

Notes to Condensed Consolidated Interim Financial Statements      F-7 - F-12

                                                            ORGANITECH USA, INC.
CONDENSED CONSOLIDATED INTERIM BALANCE SHEET
--------------------------------------------------------------------------------
IN U.S. DOLLARS (EXCEPT SHARE DATA)

                                                                     JUNE 30,
                                                                       2007
                                                                   ------------

 ASSETS

CURRENT ASSETS:

Cash and cash equivalents                                          $    129,018
Trade receivables                                                       163,857
Other receivables and prepaid expenses                                   45,643
Related parties                                                           1,365
Inventories, net of advances                                             50,581
                                                                   ------------

                                                                        390,464
                                                                   ------------
LONG-TERM ASSETS:
Deposit in respect with long-term lease                                  11,968
Severance pay fund                                                       98,964
                                                                   ------------
                                                                        110,932
                                                                   ------------

PROPERTY AND EQUIPMENT, NET                                             103,567
                                                                   ------------

                                                                   $    604,963
                                                                   ============

LIABILITES AND SHAREHOLDERS'
 DEFICIENCY

 CURRENT LIAIBLITIES:

 Short-term bank credit and current maturity                       $     71,504
   of long-term loan
 Trade payables                                                         206,239
 Other payables and accrued expenses                                  1,509,469
 Related parties                                                         70,374
 Customers advances                                                     322,499
                                                                   ------------

                                                                      2,180,085
                                                                   ------------
 LONG-TERM LIABILITIES:
 Convertible loan                                                       357,500
 Accrued severance pay                                                  201,929
                                                                   ------------

                                                                        559,429
                                                                   ------------
 SHARHOLDERS' DEFICIENCY

 Common shares of $0.001 par value, authorized -
 80,000,000 shares, issued and outstanding - 26,632,642  shares          26,633
 Additional paid in capital                                           8,104,537
 Accumulated deficit                                                (10,265,721)
                                                                   ------------

 Total shareholders' deficiency                                      (2,134,551)
                                                                   ------------

                                                                   $    604,963
                                                                   ============

    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONDENSED CONSOLIDATED
                         INTERIM FINANCIAL STATEMENTS.

                                                            ORGANITECH USA, INC.
CONDENSED CONSOLIDATED INTERIM STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------
IN U.S. DOLLARS (EXCEPT SHARE DATA)

                                                 SIX MONTHS                         THREE MONTHS
                                                ENDED JUNE 30,                      ENDED JUNE 30,
                                         -----------------------------     -----------------------------
                                             2007             2006             2007             2006
                                         ------------     ------------     ------------     ------------
Revenues                                 $    791,366     $  1,291,916     $    363,805     $    857,509

Cost of revenues                              834,137        1,061,884          474,797          600,263
                                         ------------     ------------     ------------     ------------

Gross profit (loss)                           (42,771)         230,032         (110,992)         257,246
                                         ------------     ------------     ------------     ------------

Research and development expenses             176,700          227,288           82,229          134,783

Selling and marketing expenses                304,821          467,405          169,873          195,386

General and administrative expenses           260,866          345,071          139,712          144,340
                                         ------------     ------------     ------------     ------------

Total operating expenses                      742,387        1,039,764          391,814          474,509
                                         ------------     ------------     ------------     ------------

Operating loss                               (785,158)        (809,732)        (502,806)        (217,263)

Financing (expenses) income, net              (21,574)          44,135           (9,848)          (2,557)
                                         ------------     ------------     ------------     ------------

Net loss                                 $   (806,732)    $   (765,597)    $   (512,654)    $   (219,820)
                                         ============     ============     ============     ============

Basic and diluted net loss per common
share                                    $      (0.03)    $      (0.03)    $      (0.02)    $      (0.01)
                                         ============     ============     ============     ============

Weighted average number of
common shares outstanding
  used in basic and diluted net loss
per share calculation                      26,632,642       25,640,975       26,632,642       26,625,975
                                         ============     ============     ============     ============

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

                                              NUMBER OF       COMMON        ADDITIONAL                          TOTAL
                                            OUTSTANDING       SHARES          PAID IN         DEFICIT        SHAREHOLDERS'
                                           COMMON SHARES      CAPITAL         CAPITAL       ACCUMULATED       DEFICIENCY
                                            ------------    ------------    ------------    ------------     ------------
                                            IN THOUSANDS
                                            ------------
Balance as of January 1, 2006                     23,033    $     23,033    $  6,753,152    $ (8,079,228)    $ (1,303,043)
Common shares ($0.25) issued in April              3,600           3,600         880,900               -          884,500
Amortization of stock-based compensation               -               -         353,575               -          353,575
Net loss                                               -               -               -      (1,379,761)      (1,379,761)
                                            ------------    ------------    ------------    ------------     ------------

Balance as of December 31, 2006                   26,633          26,633       7,987,627      (9,458,989)      (1,444,729)

Amortization of stock-based compensation               -               -         111,547               -          111,547
Warrants granted to non employees                      -               -           5,363               -            5,363
Net loss for the period                                -               -               -        (806,732)        (806,732)
                                            ------------    ------------    ------------    ------------     ------------

Balance as of June 30, 2007 (unaudited)           26,633    $     26,633    $  8,104,537    $(10,265,721)    $ (2,134,551)
                                            ============    ============    ============    ============     ============

    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONDENSED CONSOLIDATED
                         INTERIM FINANCIAL STATEMENTS.

                                                            ORGANITECH USA, INC.
CONDENSED INTERIM STATEMTNS OF CASH FLOWS
--------------------------------------------------------------------------------
IN U.S. DOLLARS

                                                                                      SIX MONTHS ENDED
                                                                                          JUNE 30,
                                                                                ---------------------------
                                                                                   2007            2006
                                                                                -----------     -----------
CASH FLOWS USED IN OPERATING ACTIVITIES:

Net loss                                                                        $  (806,732)    $  (765,597)
                                                                                -----------     -----------

Adjustments to reconcile net loss to net cash used in operating activities :

Amortization of stock - based compensation                                          111,547         264,190
Amortization of warrants' compensation                                                  597
Depreciation                                                                         14,649          16,482
Changes in accrued severance pay, net                                                21,045          18,786
Decrease (increase) in trade receivables                                           (163,857)         64,853
Decrease (increase) in other receivables                                            (13,807)        190,875
Decrease in inventories                                                             208,786         464,920
Decrease in trade payables                                                         (536,825)       (518,033)
Increase in other payables and accrued expenses                                     502,039          96,381
Decrease in customers advances                                                     (208,986)     (1,012,873)
                                                                                -----------     -----------

Total adjustments                                                                   (64,812)       (414,419)
                                                                                -----------     -----------

Net cash used in operating activities                                              (871,544)     (1,180,016)
                                                                                -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES:

Proceeds from disposal of property and equipment                                      3,813               -
Purchase of property and equipment                                                        -         (10,693)
                                                                                -----------     -----------

Net cash provided by (used in) investing activities                                   3,813         (10,693)
                                                                                -----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES:

Increase in short-term credit, net                                                   69,930           1,008
Proceeds of convertible loan                                                        357,500               -
Proceeds from issuance of shares, net of issuance expenses                                -         884,500
                                                                                -----------     -----------

Net cash provided by financing activities                                           427,430         885,508
                                                                                -----------     -----------

Decrease in cash and cash equivalents                                              (440,301)       (305,201)

Cash and cash equivalents at the beginning of the period                            569,319         449,074
                                                                                -----------     -----------

Cash and cash equivalents at the end the period                                 $   129,018     $   143,873
                                                                                ===========     ===========

SUPPLEMENTARY CASH FLOW INFORMATION :

Interest paid                                                                   $    10,725     $     5,198
                                                                                ===========     ===========

Income tax paid                                                                 $     1,445     $     1,310
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

     B. The Company is devoting substantial efforts towards activities such as marketing its products, financial planning and capital raising. In the course of such activities, the Company and its subsidiary have sustained operating losses. The Company and its subsidiary have not achieved profitable operations or positive cash flows from operations or positive working capital. The Company's accumulated deficit aggregated to $10,265,721 through June 30, 2007. There is no assurance that profitable operations, if ever achieved, could be sustained on a continuing basis.

          The Company plans to continue to finance its operations with a combination of stock issuance and private placements (see note 1.C) and from its revenues. There are no assurances, however, that the Company will be successful in obtaining an adequate level of financing needed.

          These conditions raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

     C.   Share Purchase Agreement with Keren Katzir Debenture for Investment
          Ltd.

          On July 19, 2007, the Company signed an investment agreement with Katzir Debenture Fund for Investment Ltd. ("Katzir"), an Israeli investment company. Pursuant to the investment, Katzir invested $2 million in the Company in consideration for 10,000,000 common stock of the Company equal to approximately 27.3% of the Company's issued and outstanding share capital (post-investment). Katzir also paid $20,000 in consideration for a three year warrant for the purchase of up to 3,846,154 common stock of the Company for an exercise price of $0.26 per share. Katzir was also granted certain pre-emption rights which give Katzir the right to purchase additional shares of the Company's common stock necessary to maintain its percentage holding in the Company, in the event of certain share issuances to third parties.

                                                            ORGANITECH USA, INC.
NOTES TO THE CONDENSED UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
IN U.S. DOLLARS

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

     The accompanying unaudited interim consolidated financial statements have been prepared as of June 30, 2007, in accordance with United States generally accepted accounting principles relating to the preparation of financial statements for interim periods. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the Company's audited annual financial statements accompanying notes as of December 31, 2006 and for the year then ended. Operating results for the six-month and three-month periods ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ended December 31, 2007.

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

NOTE 3 - INVENTORIES, NET OF ADVANCES

                                                      JUNE 30,
                                                        2007
                                                      --------

  Cost incurred on long-term contracts in progress    $ 52,795
  Finished goods                                        36,864
  Advances to suppliers                                 13,717
                                                      --------
                                                       103,376
Less -
   Cost incurred on contracts in progress deducted
  from customer advances                                52,795
                                                      --------
                                                      $ 50,581
                                                      ========

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

     B.   Stock Option Plans

          (1) On May 31, 2005, the Board of Directors approved a Stock Option Plan ("SOP") for the grant of options to purchase up to 1,622,000 common shares of the Company to the Company's executives, directors, key employees and service providers. On February 19, 2006, the Board of Directors approved the increase of the SOP by a further 3,000,000 shares of common stock, so that options to purchase a total of 4,622,000 shares of common stock of the Company were available for grant under the SOP. As of June 30, 2007, options for the purchase of 867,000 shares of common stock of the Company were still available for future grants.

          (2) A summary of the Company's stock option activity with regards to its employees, officers and directors, under the plan as of June 30, 2007, is as follows:

                                            JUNE 30, 2007
                            ----------------------------------------------
                                                    WEIGHTED
                                                    AVERAGE
                                          WEIGHTED  REMAINING    AGGREGATE
                                          AVERAGE  CONTRACTUAL   INTRINSIC
                            NUMBER OF     EXERCISE    TERM         VALUE
                             OPTIONS       PRICE     (YEARS)       PRICE
                            ---------      ------      ----      ---------


Outstanding as of
  January 1, 2007           3,276,508      $0.231

Granted                       430,000      $ 0.26
                            ---------      ------
Outstanding as of
June 30, 2007               3,706,508      $0.253      8.47      $  14,300
                            =========      ======      ====      =========

Vested and expected to
  be vest                   3,706,508      $0.253      8.47      $  14,300
                            =========      ======      ====      =========
Exercisable as of
  June 30, 2007             1,851,508      $0.254      8.13      $   8,320
                            =========      ======      ====      =========

                                                            ORGANITECH USA, INC.
NOTES TO THE CONDENSED UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
IN U.S. DOLLARS

NOTE 6 - OPTIONS (CONT.):

     B.   Stock Option Plans (cont.):

                                            JUNE 30, 2006
                             ----------------------------------------------
                                                     WEIGHTED
                                                     AVERAGE
                                           WEIGHTED  REMAINING    AGGREGATE
                                           AVERAGE  CONTRACTUAL   INTRINSIC
                             NUMBER OF     EXERCISE    TERM         VALUE
                              OPTIONS       PRICE     (YEARS)       PRICE
                             ---------      ------      ----      ---------

Outstanding as of
  January 1, 2006            1,281,508      $0.248

Granted                      2,080,000      $0.219
                             ---------      ------
 Outstanding as of
   June 30, 2006             3,361,508      $0.230      9.28      $ 335,655
                             =========      ======      ====      =========
 Vested and expected to
   be vest                   3,361,508      $0.230      9.28      $ 335,655
                             =========      ======      ====      =========
Exercisable as of
  June 30, 2006                949,008      $0.284      8.53      $  91,395
                             =========      ======      ====      =========

          (3) A summary of the Company's stock option activity with regards to its non-employees, as of June 30, 2007, under the plan is as follows:

                                           JUNE 30, 2007
                             ------------------------------------------
                                                    WEIGHTED
                                                    AVERAGE
                                          WEIGHTED  REMAINING  AGGREGATE
                                          AVERAGE  CONTRACTUAL INTRINSIC
                            NUMBER OF     EXERCISE    TERM       VALUE
                             OPTIONS       PRICE     (YEARS)     PRICE
                             -------      ------      ----      -------

Outstanding as of
  January 1, 2007 and
  June 30, 2007              145,000      $0.251      8.84      $   585
                             =======      ======      ====      =======
 Vested and expected to
   be vest                   145,000      $0.251      8.84      $   585
                             =======      ======      ====      =======
Exercisable as of
  June 30, 2007               36,250      $0.251      8.84      $   146
                             =======      ======      ====      =======

                                          JUNE 30, 2006
                            ------------------------------------------
                                                  WEIGHTED
                                                  AVERAGE
                                        WEIGHTED  REMAINING   AGGREGATE
                                        AVERAGE  CONTRACTUAL  INTRINSIC
                           NUMBER OF    EXERCISE    TERM        VALUE
                            OPTIONS      PRICE     (YEARS)      PRICE
                            -------      ------      ----      -------

Outstanding as of
  January 1, 2006            45,000      $0.187

Granted                     100,000      $ 0.28
                            -------      ------
Outstanding as of
June 30, 2006               145,000      $0.251      9.84      $ 8,535
                            =======      ======      ====      =======
Vested and expected to
  be vest                   145,000      $0.251      9.84      $ 8,535
                            =======      ======      ====      =======
Exercisable as of
  June 30, 2006                   -           -         -            -
                            =======      ======      ====      =======

                                                            ORGANITECH USA, INC.
NOTES TO THE CONDENSED UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
IN U.S. DOLLARS

NOTE 6 - OPTIONS (CONT.):

     B.   Stock Option Plans (cont.):

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

          (5) As of June 30, 2007, the total unrecognized estimated compensation costs related to non-vested stock options granted prior to that date was $336,343, which is expected to be recognized over a weighted average period of 1.81 years.

          (6) Compensation expenses were recognized during the three-month and six-month periods ended June 30, 2007 and 2006, respectively, as follows:

                                              SIX-MONTHS                 THREE-MONTHS
                                            ENDED JUNE 30,              ENDED JUNE 30,
                                       ----------------------      ----------------------
                                         2007          2006          2007          2006
                                       --------      --------      --------      --------
Cost of Revenues                       $ 21,848      $ 18,371      $ 15,820      $ 10,657
Research and Development expenses        13,058        18,836         9,145         6,431
Selling and Marketing expenses           31,138       105,500        15,409        17,704
General and Administration
expenses                                 45,503       121,483        25,343        18,594
                                       --------      --------      --------      --------
                                       $111,547      $264,190      $ 65,717      $ 53,386
                                       ========      ========      ========      ========

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following management's discussion and analysis or plan of operation should be read in conjunction with our condensed interim unaudited consolidated financial statements for the period ended June 30, 2007 thereto contained elsewhere in this report and with our audited consolidated financial statements and notes for the year ended December 31, 2006.

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

DESCRIPTION OF BUSINESS

We are a Delaware corporation, incorporated in 1981 (organized as a Colorado corporation on December 8, 1981, see also 'Corporate History'). We design, develop, manufacture, market and support hydroponics solutions and platforms for the Agriculture and Life-Science industries ("Hydroponics Growing Factories"). Our products enable the growth of lettuce, green leafy vegetables, herbs and other plants in a highly economic, clean and automated surrounding, making optimal use of resources such as water, energy, labor and land and producing extremely high yields while maintaining significantly lower production costs than the traditional alternatives.

Our core business is conducted primarily through our wholly-owned subsidiary, OrganiTECH Ltd.,a company organized under the laws of Israel. OrganiTECH Ltd. operates mainly in the Agriculture Industrialization arena. Since its formation in 1999, it has been developing, producing and marketing our proprietary technology. Our leading products are:

a) GrowTech(TM)2500 - our principal product - a highly automated, computerized controlled hydroponics sustainable greenhouse designed to grow and harvest commercial quantities of pesticide free and clean, lettuce, green leafy vegetables, herbs and other plants while making optimal use of resources such as water, energy, labor and land. Backed with its patented and proprietary know-how, the GrowTech(TM)2500 is unaffected by weather conditions, and enables consistent year round yields that are much higher than traditional soil-based cultivation methods, in both the open- field and regular greenhouses.

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

INDUSTRY OVERVIEW

There are several key factors that influence the overall demand for hydroponics systems, as follows:

GROWING DEMAND FOR GREEN LEAFY VEGETABLES

WORLDWIDE DEMAND FOR GREEN LEAFY PRODUCTS IS RAPIDLY INCREASING

By the year 2030, the world's population is projected to reach an estimated 8 billion people - approximately 2 billion more than today. Additionally, during the next 50 years, worldwide demand for green leafy vegetables is expected to triple as the amount of arable land decreases by one half. Agriculture trade-flow statistics derived from the Food and Agriculture Organization of The United Nations (FAOSTAT) present a world market of more than 22 million tones of lettuce in 2005 and rising, with a multi-billion Dollar turn-over annually, out of which approximately half is consumed in Europe and North America. Statistics derived from the same source indicate similar trends for other green leafy vegetables, such as spinach, broccoli, cauliflower, cabbages and herbs is similar in terms of volume and trade potential.

Advances in technology are expected to continue to assist producers in increasing their overall productivity and hydroponics production systems represent an efficient means towards meeting this goal.

MOVING TO VEGETABLE-BASED NUTRITION

Lately, an additional new trend can be identified, especially in the Western world - the growing demand for vegetable based nutrition over other nutrition components such as proteins. Demand for vegetables in general and for green leafy vegetables in particular, is rapidly increasing.

RAPIDLY GROWING DEMAND FOR CLEAN VEGETABLES WITH EXTENDED SHELF-LIFE

We have identified a new trend of rapidly growing demand for 'high-end', ready to eat vegetables where customers are willing to pay more for cleaner, unnecessary to wash before packing and before eating, longer shelf-life vegetables. By using our GrowTech(TM)2500, the cultivated vegetables do not require a wash process before packaging and are ready to eat; and since washing harms their protective tissue, the shelf-life of hydroponically grown vegetables, is dramatically increased. Moreover, given a longer shelf-life, distribution to remote areas is possible and new markets are available.

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

INCREASE IN DISTRIBUTION COSTS

Additionally, transportation costs for lettuce and green leafy vegetables are relatively large as a result of the high space/weight ratio when transporting these products. As a result producers typically seek locations near to the point of sale, which will often be close to large conurbations where overhead costs, especially energy and labor, are very high.

All of these factors have resulted in materially increased production costs in a market with rapidly increasing demand. As cost factors are expected to continue to rise, particularly in Western countries, overall production costs are expected to continue to increase, with the price ultimately being passed on to the final consumer.

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

Our GrowTech2500, because of its extremely low demand for pesticides, insecticide and other chemicals, represents an environment-friendly solution. Moreover, it also supports "sustainable agriculture" by saving water and energy while enabling the use of available wasted/unused resources of energy and water.

RESIDUE PROBLEMS OF TRADITIONAL GREENHOUSES

Growers of soil-grown crops are faced with numerous and potentially insurmountable problems associated with soil-borne pathogens, pests and weeds and the concomitant application of pesticides or plant protection products, or PPP's, which lead on occasions to unacceptable residues at harvest. This has recently been made worse due to the revocation of methyl bromide as an effective soil sterilant which has exacerbated the need for additional PPPs.

It is now understood that a transitioning away from soil and into a hydroponics production system could potentially solve many of the current residue problems, increase throughput and ultimately improve the longer-term economic outlook for the crop. Our GrowTech(TM)2500 offers growers a novel, environmentally friendly growing system.

HYDROPONICS IS TAKING OFF

We believe that hydroponics cultivation is becoming a genuine, inevitable alternative for traditional soil-based cultivation, whether in the open fields or in greenhouses. The transition from the soil to hydroponics production systems is becoming an attractive business opportunity for growers.

OUR POTENTIAL CUSTOMERS

Based on the above, we have identified our potential customers as follows:

1. Existing soil-based farmers and growers of lettuce and green leafy vegetables who wish to:

     -    Save production costs and optimize use of resources;

     - Solve crucial problems of traditional cultivation in open-fields and soil-based greenhouses;

     -    Increase productivity and expand their operations;

2. Existing farmers and growers, who currently do not grow lettuce and green leafy vegetables, but who wish to:

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

The GrowTech(TM)2500's most unique feature is the Rotating Field-System, or RFS whereby vegetables (i.e. lettuce) float in styrofoam trays on water tables, which serve both as a nutritious solution and a means of transport through the growth process.

By floating the plants on water rather than planting them in the growing media, the GrowTech(TM)2500 enables growers to control and therefore optimize the density of the plants growing over the water-tables at each stage of the growth process. By maximizing land/space utilization, the GrowTech(TM)2500 achieves extremely high yields which, using information published by farming associations, equipment providers and our competitors, we calculate to be approximately 20-30 times more than that achieved in the field and 5-7 times more than conventional greenhouse yields.

By optimizing the integration of automation in production (seeding and harvesting process) and optimizing the use of resources such as energy and land through the hydroponics growing process, the GrowTech(TM)2500 can offer a cost-effective production process, enabling significant reductions in the cost of labor and water, compared to traditional soil-based growing methods.

Moreover, where the production cost is reduced, the localization of production has become more attractive, causing an additional saving in distribution costs, thereby reducing the cost to the consumer. This enables either local growers of lettuce and other green leafy vegetable produce or importers of such green leafy vegetable produce to situate in locations of their choice, in countries that climate conditions prevent the soil-based growing of such green leafy vegetables, while simultaneously enabling them to compete with cheap local/imported products.

The GrowTech(TM)2500 enables year round, high yield production of quality, clean, pesticide free plants with extended shelf-life - all in an environmentally friendly system that enables utilizing available alternative energy and water resources. Although already successfully commercially deployed, we intend to continuously invest in the advanced development of GrowTech(TM)2500, adding and enhancing functionalities while adjusting it to new types of growing and usage. To date we have successfully deployed GrowTech(TM)2500 systems in Spain, Russia, Ireland and Israel.

THE GROWTECH(TM)2000

Our first product was the GrowTech(TM)2000, a unique and patented, state of the art, hydroponics growing system.

It is a low input/high output, robotic, self-contained, portable, sustainable and controlled hydroponics growing platform, designed to fully automate the entire cultivation/production process (Seeding - Germination - Growing - Harvesting) of clean, pesticide free, green leafy vegetables. This is done by utilizing advanced growth systems such as artificial lighting system, climate and environmental control systems, revolutionary robotics and management systems; and integrating them with our hydroponics technology into a closed environment, usually of a standard size container or other industrial platform.

Designed for highly controlled environments in closed spaces (i.e. containers) where sunlight is not available (and as a result, full artificial lighting and controlled weather conditions are required for the cultivation process), the cost-efficiency of the GrowTech(TM)2000 is generally determined by the cost of energy and can therefore vary significantly.

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

The PhytoChamber(TM) is designed for the production of proteins and other bio-molecules intended for research and for the "laboratory"/pre-commercial/commercial manufacturing of NUTRACEUTICALS and pharmaceuticals, by creating a contained, fully controlled, cost effective production environment, isolating the plants from detrimental external elements and utilizing our advanced hydroponics growing system. This combination of technologies creates a superior method in the bio-manufacturing multi-billion Euro market, due to its non-soil, clean and environmentally safe conditions.

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

While the hydroponics market is an emerging one, in which there are no significant hydroponics solution providers and only a few tens of hectares of hydroponics systems deployed world-wide, our principal competitors are Hydronov Canada and Hortiplan Belguim. Hydronov Canada uses the Deep Flow Technique in which water is re-circulated in deep water beds that serve as a growing system. Since 1988 Hydronov Canada and other hydroponics solution providers have deployed this technique over approximately 20 hectares, mainly in Canada, China and Mexico. Hortiplan Belguim uses the Nutrient Film Technique, or NFT, in which a shallow nutrient film runs in narrow channels where the plant roots are located. The NFT systems are the most common hydroponics systems in the world and have been deployed mainly in the United States, Western Europe, Australia and New Zealand.

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

We generate revenues from long-term contracts which are recognized based on Statement of Position 81-1 "Accounting for Performance of Construction-Type and Certain Production-Type Contracts" ("SOP 81-1") according to which revenues are recognized based on either the completed contract basis or the percentage of completion basis.

For contracts signed in 2005 and after performing several projects and obtaining adequate experience, we started to adopt the percentage-of-completion method based on a zero profit margin, until we could make a more precise estimate, therefore equal amounts of revenue and cost, measured on the basis of performance during the period, were presented in the income statement.

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

We believe that given the experience gathered during projects undertaken in previous years, the use of the percentage-of-completion method is appropriate since we possess the ability to make, for a specific project, reasonably dependable estimates of the extent of progress towards completion, contract revenues and contract costs. In addition, contracts executed include provisions that clearly specify the enforceable rights regarding services to be provided and received by the parties to the contracts, the consideration to be exchanged and the manner and terms of settlement. In all cases we expect to perform our contractual obligations, and our customers are expected to satisfy their obligations under the contract.

Penalties applicable to performance of contracts are considered in estimating sales and profit rates and are recorded when there is sufficient information to assess anticipated contract performance.

During the six-month and three-month periods ended on June 30, 2007 we derived most of our revenues from one project.

STOCK-BASED COMPENSATION

On January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123(R)") which requires the measurement and recognition of compensation expense based on estimated fair values for all share-based payment awards made to employees and directors. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 ("SAB 107") relating to SFAS 123(R). We have applied the provisions of SAB 107 in its adoption of SFAS 123(R).

SFAS 123(R) requires companies to estimate the fair value of equity-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as an expense over the requisite service periods in our consolidated statement of operations.

We adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard starting from January 1, 2006, the first day of our fiscal year 2006. Under that transition method, compensation cost recognized in the year ended December 31, 2006, includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of Statement 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of Statement 123(R). Results for prior periods have not been restated.

We recognize compensation expenses for the value of our awards, which have graded vesting based on the straight line method over the requisite service period of each of the awards.

The fair value of the options granted were estimated using a Black & Scholes option pricing model. The expected volatility was calculated based upon actual historical stock price movements over the most recent periods ending on the grant date, equal to the expected option term. The expected option term represents the period that our stock options are expected to be outstanding and was determined based on simplified method permitted by SAB 107 as the average of the vesting period and the contractual term. We have historically not paid dividends and have no foreseeable plans to issue dividends. The risk-free interest rate is based on the yield from U.S. Treasury zero-coupon bonds with an equivalent term.

We granted the options to our key employees and directors, and currently estimate that all options will be vested.

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

COMPARISON OF THE QUARTER ENDED JUNE 30, 2007 TO THE QUARTER ENDED JUNE 30, 2006

SUMMARY

                                SIX-MONTH PERIOD ENDED JUNE 30,     THREE-MONTH PERIOD ENDED JUNE 30,
                                -------------------------------     ---------------------------------
                                    2007              2006               2007             2006
                                    ----              ----               ----             ----
Revenues                        $   791,366       $ 1,291,916       $   363,805       $   857,509

Net Loss                        $  (806,732)      $  (765,597)      $  (512,654)      $  (219,820)

Net Loss per Common Share       $     (0.03)      $     (0.03)      $     (0.02)      $     (0.01)

Dividends per Common Share      $         0       $         0       $         0       $         0

RESULTS OF OPERATIONS

REVENUES

Revenues decreased by 39% to $791,366 in the six months ended June 30, 2007 from $1,291,916 in the six months ended June 30, 2006. Revenues in the six months ended June 30, 2007 derived from one large scale project signed with a Spanish customer in mid 2006 as compared to the six months ended June 30, 2006 where revenues derived from one large scale project signed with a Russian customer in mid 2005 - both projects were recognized based on the percentage-of-completion method. In the three months ended June 30, 2007 revenues decreased by 58% to $363,805 from $857,509 in the three months ended June 30, 2006.

We believe that in 2007 our revenues will derive from a limited number of customers.

COST OF REVENUES AND GROSS PROFIT (LOSS)

Cost of revenues decreased by 21% to $834,137 in the six months ended June 30, 2007 from $1,061,884 in the six months ended June 30, 2006. Cost of revenue for the six months ended June 30, 2007 consisted mainly of (i) materials, labor and sub-contractors' expenses and provisions recorded for royalties and warranties that were related to the recognized revenues derived from our adoption of the percentage-of-completion method based on `anticipated profit', and (ii) a provision for estimated loss from a new project signed during June 2007 for which revenues will be recognized commencing the third quarter of 2007. Cost of revenue for the six months ended June 30, 2006 consisted of the same items as in
(i) above that were related to the recognized revenues derived from the adoption of the percentage-of-completion method, based on a `zero profit margin' (according which equal amounts of revenues and cost, measured on the basis of performance during the period, were presented in the income statement). As a percentage of revenues, our cost of revenues were 105% in the six months ended June 30, 2007 compared to 82% in six months ended June 30, 2006.

In the three months ended June 30, 2007 cost of revenues decreased by 21% to $474,797 from $600,263 in the three months ended June 30, 2006. The decrease was primarily due to decreased expenses related to the recognized revenues derived from the adoption of the percentage-of-completion.

For the reasons described above, we had gross loss of $42,771 in the six months ended June 30, 2007 compared to a gross profit of $230,032 in the six months ended June 30, 2006. For the same reasons described above, in the three months ended June 30, 2007 we had gross loss of $110,992.

RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses decreased by 22% to $176,700 in the six months ended June 30, 2007 from $227,288 in the six months ended June 30, 2006. As a percentage of revenues, our research and development expenses were 22% in the six months ended June 30, 2007. Research and development expenses for both periods consisted mainly of payroll costs, overhead expenses and sub-contractors costs.

In the three months ended June 30, 2007 research and development expenses decreased by 39% to $82,229 from $134,783 in the three months ended June 30, 2006. The decrease was primarily due to decreased payroll costs and sub-contractors costs. As a percentage of revenue, our research and development expenses were 23% in the three months ended June 30, 2007.

We expect to continue to incur research and development costs (which will be limited to our available financial resources), related to our continued development of the GrowTECH2500 and to a lesser extent, our continued development of GrowTECH2000 and other bio-tech product lines.

SALES AND MARKETING EXPENSES

Sales and marketing expenses decreased by 35% to $304,821 in the six months ended June 30, 2007 from $467,405 in the six months ended June 30, 2006. The decrease in sales and marketing expenses is primarily attributable to decreased amortization of deferred stock based compensation, commissions related to recognized revenues and to expenses related to demo-systems deployed in Europe and the USA. As a percentage of revenues, our sales and marketing expenses were 39% in the six months ended June 30, 2007.

In the three months ended June 30, 2007 selling and marketing expenses decreased by 13% to $169,873 from $195,386 in the three months ended June 30, 2006. The decrease was primarily due to decreased payroll costs, amortization of deferred stock based compensation and commissions related to recognized revenues during the three months ended June 30, 2007. As a percentage of revenues, our selling and marketing expenses were 47% in the three months ended June 30, 2007.

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

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses decreased by 24% to $260,866 in the six months ended June 30, 2007 from $345,071 in the six months ended June 30, 2006. The decrease in general and administrative expenses was primarily in amortization of deferred stock based compensation and in professional services. As a percentage of revenue, our general and administrative expenses were 33% in the six months ended June 30, 2007.

In the three months ended June 30, 2007 general and administration expenses decreased by 3% to $139,712 from $144,340 in the three months ended June 30, 2006. As a percentage of revenue, general and administration expenses were 38% in the three months ended June 30, 2007.

We expect to maintain this level of general and administrative expenses, limited to our available financial resources.

FINANCIAL INCOME/EXPENSES

Financial expenses was $21,574 in the six months ended June 30, 2007 compared to an income of $44,135 in the six months ended June 30, 2007. During the six months ended June 30, 2007 financial expenses consisted primarily of interest on a convertible loan, expenses related to currency exchange rates and financial institutions' fees whereas during the six months ended June 30, 2006 finance income consisted primarily of the writing off of a provision recorded in 2005 for a possible penalty related to an equity investment in our company

In the three months ended June 30, 2007 financial expenses increased by 285% to $9,848 from $2,557 in the three months ended June 30, 2006. The increase was primarily due to expenses related to interest on a convertible loan.

OPERATING LOSS AND NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS

Our operating loss decreased by 3% to $785,158 in the six months ended June 30, 2007 from $809,732 in the six months ended June 30, 2006 and our net loss increased by 5% to $806,732 in the six months ended June 30, 2007 from $765,597 in the six months ended June 30, 2006.

In the three months ended June 30, 2007 our operating loss increased by 131% to $502,806 from $217,263 in the three months ended June 30, 2006 and our net loss increased by 133% to $512,654 in the three months ended June 30, 2007 from $219,820 in the three months ended June 30, 2006.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2007, we had cash and cash equivalents totaling $129,018 compared to $569,319 as of December 31, 2006 and $143,873 as of June 30, 2006.

Since our inception in 1999, we have financed our operations through private sales of shares of our common stock and convertible loans, which have totaled as of June 30, 2007 to $7.3 million (net of transaction expenses). We have used the proceeds of the sale of all securities for working capital and other general corporate purposes.

Until we are able to generate sufficient cash from operations, we intend to use our existing cash resources to finance our operations. Based on our monthly expenses, we do not have sufficient cash to satisfy our operational and development requirements over the next 12 months. Our consolidated financial statements for the three months ended June 30, 2007 and for the fiscal year ended December 31, 2006 include an explanatory paragraph which states that we have suffered recurring losses from operations and a negative cash flow from operating activities that raise substantial doubt about our ability to continue as a going concern.

For the six months ended June 30, 2007, we had $871,544 in cash used in operating activities compared with $1,180,016 for the six months ended June 30, 2006. The operating cash outflow for the six months ended June 30, 2007, was primarily a result of our net loss of $806,732 and a decrease in trade receivables, customer advances and by an increase in trade payables. The cash outflow was partially offset by a decrease in costs incurred on contracts in progress, by an increase in other payables and accrued expenses, and by amortization of deferred stock-based compensation.

For the six months ended June 30, 2007 we had a net cash inflow provided by investment activities of $3,813 that resulted from proceeds from the disposal of property and equipment, whereas for the six months ended June 30, 2006 we had a net outflow used in investment activity of $10,693 that resulted from purchases of property and equipment.

Our net cash inflow from financing activities for the six months ended June 30, 2007 was $427,430 compared with $885,508 for the six months ended June 30, 2006. The net cash inflow from financing activities in the six months ended June 30, 2007 was generated primarily from the proceeds from a convertible loan and from an increase in short-term credit from financial institutions, whereas in the six months ended June 30, 2006 it was generated primarily from the proceeds of the issuance of shares, net of issuance expenses.

For securities sold after the period covered by this Form 10-QSB, see item 5 - other information - SHARE PURCHASE AGREEMENT WITH KEREN KATZIR DEBENTURE FOR INVESTMENT LTD.

Other than as otherwise mentioned in this quarterly report, there were no material long term loans, commitments or off-balance sheet guarantees as of June 30, 2007.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in future condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

ITEM 3 CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

An evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of June 30, 2007. Disclosure controls and procedures are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Report on Form 10-QSB, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective for gathering, analyzing and disclosing the information that we are required to disclose in the reports filed under the Securities Exchange Act of 1934.

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

INHERENT LIMITATIONS ON EFFECTIVENESS OF INTERNAL CONTROLS

Our management, including our chief executive officer and chief financial officer, do not expect that our disclosure controls or our internal control over financial reporting will prevent or detect all errors and all fraud that could occur. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

                          PART II - OTHER INFORMATION

ITEM 1 LEGAL PROCEEDINGS

None

ITEM 2 UNRESGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) During the period covered by this Form 10-QSB, neither we nor our wholly owned subsidiary engaged in the sale of any of our unregistered equity securities.

(b) None

(c) Not applicable

ITEM 3 DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4 SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5 OTHER INFORMATION

SHARE PURCHASE AGREEMENT WITH KEREN KATZIR DEBENTURE FOR INVESTMENT LTD.

On July 19, 2007, the Company completed an investment by Katzir Debenture Fund for Investment Ltd. ("Katzir"), an Israeli investment company. Pursuant to the investment, Katzir invested $2 million in the Company in consideration for 10,000,000 shares of the Company's common stock equal to approximately 27.3% of the Company's issued and outstanding share capital (post-investment). Katzir also paid $20,000 in consideration for a three year warrant for the purchase of up to 3,846,154 common stock of the Company for an exercise price of $0.26 per share. Katzir was also granted certain pre-emption rights which give Katzir the right to purchase additional shares of the Company's common stock necessary to maintain its percentage holding in the Company, in the event of certain share issuances to third parties. Pursuant to the investment, the Company's board of directors has been increased to 11 members 5 of which (including the Chairman) will be nominated by Katzir.

RESUMED TRADING ON THE NASD'S OVER-THE-COUNTER BULLETIN BOARD ("OTCBB")

On July 2, 2007, our shares of common stock par value $0.001 commenced trading on the NASD's over-the-counter Bulletin Board under the symbol "ORGT.OB". Our shares of common stock were previously trading on the Pink Sheets.

ITEM 6 EXHIBITS AND REPORTS ON FORM 8K

EXHIBIT No.    Description
-----------    -----------

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

+ Filed herewith.


SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 13, 2007.

ORGANITECH USA, INC.

By: /s/ Yosi Hevron
-------------------
Yosi Hevron, Chairman of the Board of Directors


By: /s/ Rachel Ben-Nun
----------------------
Rachel Ben-Nun, Chief Executive Officer


By: /s/ Yaron Shalem
--------------------
Yaron Shalem, Chief Financial Officer and Principal Accounting Officer