Form 10QSB
period 2007-09-30
ORGANITECH USA INC
filed 2007-11-06
CIK 832810

STATES UNITED
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

                    (Mark One)

                    [X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 For the period ended September 30, 2007

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

                               Yes [_]     No [X]

As of September 30, 2007, the issuer had 36,632,642 shares of its common stock outstanding.

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

                                     PART I

ITEM 1 FINANCIAL STATEMENTS

                              --------------------
                              ORGANITECH USA, INC.
                              --------------------

                         CONDENSED CONSOLIDATED INTERIM
                              FINANCIAL STATEMENTS

                            AS OF SEPTEMBER 30, 2007
                                   (Unaudited)

                              --------------------
                              ORGANITECH USA, INC.
                              --------------------

                         CONDENSED CONSOLIDATED INTERIM
                              FINANCIAL STATEMENTS

                            AS OF SEPTEMBER 30, 2007
                                   (Unaudited)

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

Notes to Condensed Consolidated Interim Financial Statements          F-7 - F-13

                                                            ORGANITECH USA, INC.
CONDENSED CONSOLIDATED INTERIM BALANCE SHEET
--------------------------------------------------------------------------------
IN U.S. DOLLARS (EXCEPT SHARE DATA)

                                                                     SEPTEMBER 30,
                                                                         2007
                                                                     ------------
 ASSETS

CURRENT ASSETS:

Cash and cash equivalents                                            $  1,143,690
Trade receivables                                                         337,639
Other receivables and prepaid expenses                                    112,489
Inventories, net of advances                                              241,388
                                                                     ------------

                                                                        1,835,206
                                                                     ------------
LONG-TERM ASSETS:

Deposit in respect with long-term lease                                    12,816
Severance pay fund                                                        141,781
                                                                     ------------
                                                                          154,597
                                                                     ------------

PROPERTY AND EQUIPMENT, NET                                                97,167
                                                                     ------------

                                                                     $  2,086,970
                                                                     ============

LIABILITES AND SHAREHOLDERS'
 DEFICIENCY

 CURRENT LIAIBLITIES:

 Trade payables                                                      $    564,738
 Other payables and accrued expenses                                    1,301,119
 Related parties                                                           34,299
 Customers advances                                                       135,000
                                                                     ------------

                                                                        2,035,156
                                                                     ------------
 LONG-TERM LIABILITIES:

 Convertible loan                                                         357,500
 Accrued severance pay                                                    232,837
                                                                     ------------

                                                                          590,337
                                                                     ------------
 SHARHOLDERS' DEFICIENCY

 Common shares of $0.001 par value, authorized -
 80,000,000 shares, issued and outstanding - 36,632,642  shares            36,633
 Additional paid in capital                                            10,028,682
 Accumulated deficit                                                  (10,603,838)
                                                                     ------------

 Total shareholders' deficiency                                          (538,523)
                                                                     ------------

                                                                     $  2,086,970
                                                                     ============

    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONDENSED CONSOLIDATED
                         INTERIM FINANCIAL STATEMENTS.

                                                            ORGANITECH USA, INC.
CONDENSED CONSOLIDATED INTERIM STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------
IN U.S. DOLLARS (EXCEPT SHARE DATA)

                                                      NINE MONTHS                          THREE MONTHS
                                                   ENDED SEPTEMBER 30,                   ENDED SEPTEMBER 30,
                                            -------------------------------       -------------------------------
                                                2007               2006               2007               2006
                                            ------------       ------------       ------------       ------------
Revenues                                    $  1,205,569       $  2,463,062       $    414,203       $  1,171,146

Cost of revenues                               1,215,683          2,059,953            381,546            998,069
                                            ------------       ------------       ------------       ------------

Gross profit (loss)                              (10,114)           403,109             32,657            173,077
                                            ------------       ------------       ------------       ------------

Research and development expenses                248,979            347,261             72,279            119,973

Selling and marketing expenses                   471,291            663,798            166,470            196,393

General and administrative expenses              420,162            499,540            159,296            154,469
                                            ------------       ------------       ------------       ------------

Total operating expenses                       1,140,432          1,510,599            398,045            470,835
                                            ------------       ------------       ------------       ------------

Operating loss                                (1,150,546)        (1,107,490)          (365,388)          (297,758)

Financing (expenses) income, net                   5,697             23,339             27,271            (20,796)
                                            ------------       ------------       ------------       ------------

Net loss                                    $ (1,144,849)      $ (1,084,151)      $   (338,117)      $   (318,554)
                                            ============       ============       ============       ============

Basic and diluted net loss per common
share                                       $      (0.04)      $      (0.04)      $      (0.01)      $      (0.01)
                                            ============       ============       ============       ============

Weighted average number of common
shares outstanding
used in basic and diluted net loss per
share calculation                             29,316,466         25,998,198         34,654,620         26,632,642
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

                                                 NUMBER OF        COMMON        ADDITIONAL                          TOTAL
                                                 OUTSTANDING      SHARES          PAID IN         DEFICIT        SHAREHOLDERS'
                                                COMMON SHARES     CAPITAL         CAPITAL       ACCUMULATED       DEFICIENCY
                                                ------------    ------------    ------------    ------------     ------------
                                                IN THOUSANDS
                                                ------------
Balance as of January 1, 2006                         23,033    $     23,033    $  6,753,152    $ (8,079,228)    $ (1,303,043)
Common shares ($0.25) issued in April                  3,600           3,600         880,900               -          884,500
Amortization of stock-based compensation                   -               -         353,575               -          353,575
Net loss                                                   -               -               -      (1,379,761)      (1,379,761)
                                                ------------    ------------    ------------    ------------     ------------

Balance as of December 31, 2006                       26,633          26,633       7,987,627      (9,458,989)      (1,444,729)
Common shares ($0.20) issued in July                  10,000          10,000       1,873,120               -        1,883,120
Amortization of stock-based compensation                   -               -         162,572               -          162,572
Warrants granted to non employees                          -               -           5,363               -            5,363
Net loss for the period                                    -               -               -      (1,144,849)      (1,144,849)
                                                ------------    ------------    ------------    ------------     ------------

Balance as of September 30, 2007 (unaudited)          36,633    $     36,633    $ 10,028,682    $(10,603,838)    $   (538,523)
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

                                                                                     NINE MONTHS ENDED
                                                                                       SEPTEMBER 30,
                                                                                ---------------------------
                                                                                   2007            2006
                                                                                -----------     -----------
CASH FLOWS USED IN OPERATING ACTIVITIES:

Net loss                                                                        $(1,144,849)    $(1,084,151)

Adjustments to reconcile net loss to net cash used in operating activities :

Amortization of stock - based compensation                                          162,572         311,211
Depreciation                                                                         21,049          25,272
Impairment of inventories                                                                 -          10,000
Changes in accrued severance pay, net                                                 9,136          31,855
Decrease (increase) in trade receivables                                           (337,639)         66,817
Decrease (increase) in other receivables                                            (79,539)        128,426
Decrease in inventories                                                              70,774         454,524
Decrease in trade payables                                                         (178,326)        (13,134)
Increase in other payables and accrued expenses                                     257,614         476,290
Decrease in customers advances                                                     (449,280)     (1,128,887)
                                                                                -----------     -----------

Total adjustments                                                                  (523,639)        362,374
                                                                                -----------     -----------

Net cash used in operating activities                                            (1,668,488)       (721,777)
                                                                                -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES:

Proceeds from sale of property and equipment                                          3,813               -
Purchase of property and equipment                                                        -         (19,366)
                                                                                -----------     -----------

Net cash provided by (used in) investing activities                                   3,813         (19,366)
                                                                                -----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES:

Increase (decrease) in short-term credit, net                                        (1,574)          1,195
Convertible loan received                                                           357,500               -
Issuance of shares, net of issuance expenses                                      1,883,120         884,500
                                                                                -----------     -----------

Net cash provided by financing activities                                         2,239,046         885,695
                                                                                -----------     -----------

Increase in cash and cash equivalents                                               574,371         144,552

Cash and cash equivalents at the beginning of the period                            569,319         449,074
                                                                                -----------     -----------

Cash and cash equivalents at the end the period                                 $ 1,143,690     $   593,626
                                                                                ===========     ===========

SUPPLEMENTARY CASH FLOW INFORMATION :

Interest paid                                                                   $    18,769     $     5,440
                                                                                ===========     ===========

Income tax paid                                                                 $     2,167     $     1,996
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

     B. The Company is devoting substantial efforts towards activities such as marketing its products, financial planning and capital raising. In the course of such activities, the Company and its subsidiary have sustained operating losses. The Company and its subsidiary have not achieved profitable operations or positive cash flows from operations or positive working capital. The Company's accumulated deficit aggregated to $10,603,838 through September 30, 2007. There is no assurance that profitable operations, if ever achieved, could be sustained on a continuing basis.

          The Company plans to continue to finance its operations with a combination of stock issuance and private placements (see note 6) and from its revenues. There are no assurances, however, that the Company will be successful in obtaining an adequate level of financing needed.

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

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

     The accompanying unaudited interim consolidated financial statements have been prepared as of September 30, 2007, in accordance with United States generally accepted accounting principles relating to the preparation of financial statements for interim periods. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the Company's audited annual financial statements accompanying notes as of December 31, 2006 and for the year then ended. Operating results for the nine-month and three-month periods ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ended December 31, 2007.

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

NOTE 3 - INVENTORIES, NET OF ADVANCES

                                                  SEPTEMBER 30,
                                                      2007
                                                    --------

Cost incurred on long-term contracts in progress    $153,085
Finished goods                                        29,216
Advances to suppliers                                 59,086
                                                    --------
                                                    $241,388
                                                    ========

                                                            ORGANITECH USA, INC.
NOTES TO THE CONDENSED UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
IN U.S. DOLLARS

NOTE 4 - CONTINGENCIES

     A.   Legal claims

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

          (2) In August 2006, a claim for approximately $15,000 against OrganiTech Ltd and Mr. Shimon Zanaty, one of the Company's former directors (who resigned from the board of directors of the Company in July 2007, in connection with the Katzir investment, see note 6), was filed with the Haifa Magistrates' Court in Israel. The claim was filed by a private individual who entered into an agreement in 2003 with one of the Company's principal shareholders, BLM NV, to purchase shares of the Company which had previously been purchased by BLM and were held by a trustee. The plaintiff claims that she paid BLM for the shares, but has never received them. In October 16, 2006, OrganiTech Ltd received a letter from the attorney representing the plaintiff, stating that OrganiTech Ltd was not required to file a statement of defense and in November 20, 2006, the attorney representing the plaintiff informed OrganiTech Ltd. in writing that it would be removed as a defendant in the action. The Company has so far not received a copy of the decision removing it as defendant.

               Company's management believes, based on the opinion of its legal counsel, that this claim will not have material adverse effect on the Company's financial condition.

     B.   Management Fees

          On July 19, 2007, the Company signed an investment agreement with Katzir (See note 6) under which Katzir is entitled to a management fee in the amount of $5,000 per month, commencing July 19, 2007 for so long as the chairman of the Company's board of director is appointed by Katzir.

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

NOTE 6 - SHARE CAPITAL

     On July 19, 2007, the Company signed an investment agreement with Katzir Debenture Fund for Investment Ltd. ("Katzir"), an Israeli investment company. Pursuant to the investment, Katzir invested $2 million in the Company in consideration for 10,000,000 common stock of the Company equal to approximately 27.3% of the Company's issued and outstanding share capital (post-investment). Katzir also paid $20,000 in consideration for a three year warrant for the purchase of up to 3,846,154 common stock of the Company for an exercise price of $0.26 per share. Pursuant to the investment agreement, settlement of the warrant could only be made by shares.

     In addition, the Registration Rights Agreement ("RRA") entered into between the Company and Katzir, simultaneously with the investment agreement stated that upon certain occurrences, the Company shall use its best efforts, as soon as practicable, to file a registration statement with the Securities and Exchange Commission, on Form SB-2 or such other applicable registration form available. The RRA did not include any provisions with regards to liquidated damages.

     The Company evaluated its accounting treatment of the warrant issued pursuant to the investment agreement in accordance with EITF 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock" and concluded that the warrant should be classified as equity.

NOTE 7 - OPTIONS

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

NOTE 7 - OPTIONS (CONT.)

     B.   Stock Option Plans

          (1) On May 31, 2005, the Board of Directors approved a Stock Option Plan ("SOP") for the grant of options to purchase up to 1,622,000 common shares of the Company to the Company's executives, directors, key employees and service providers. On February 19, 2006, the Board of Directors approved the increase of the SOP by a further 3,000,000 shares of common stock, so that options to purchase a total of 4,622,000 shares of common stock of the Company were available for grant under the SOP. As of September 30, 2007, options for the purchase of 867,000 shares of common stock of the Company were still available for future grants.

          (2) A summary of the Company's stock option activity with regards to its employees, officers and directors, under the plan as of September 30, 2007, is as follows:

                                         SEPTEMBER 30, 2007
                            -------------------------------------------
                                                      WEIGHTED
                                                      AVERAGE
                                           WEIGHTED  REMAINING   AGGREGATE
                                           AVERAGE  CONTRACTUAL  INTRINSIC
                            NUMBER OF     EXERCISE     TERM        VALUE
                             OPTIONS       PRICE      (YEARS)      PRICE
                            ---------      ------      ----     ---------

Outstanding as of
  January 1, 2007           3,276,508      $0.231

Granted                       430,000      $ 0.26
                            ---------      ------
Outstanding as of
September 30, 2007          3,706,508      $0.234      8.22             -
                            =========      ======      ====     =========
Vested and expected to
  be vest                   3,706,508      $0.234      8.22             -
                            =========      ======      ====     =========
Exercisable as of
  September 30, 2007        1,851,508      $0.254      7.89             -
                            =========      ======      ====     =========

                                         SEPTEMBER 30, 2006
                            -------------------------------------------
                                                      WEIGHTED
                                                      AVERAGE
                                          WEIGHTED   REMAINING   AGGREGATE
                                           AVERAGE  CONTRACTUAL  INTRINSIC
                            NUMBER OF     EXERCISE     TERM        VALUE
                             OPTIONS       PRICE      (YEARS)      PRICE
                            ---------      ------      ----     ---------

Outstanding as of
  January 1, 2006           1,281,508      $0.248

Granted                     2,080,000      $0.219
                            ---------      ------
 Outstanding as of
   September 30, 2006       3,361,508      $0.230      9.03     $ 208,355
                            =========      ======      ====     =========
 Vested and expected to
   be vest                  3,361,508      $0.230      9.03     $ 208,355
                            =========      ======      ====     =========
Exercisable as of
  September 30, 2006          949,008      $0.284      8.31     $  57,795
                            =========      ======      ====     =========

                                                            ORGANITECH USA, INC.
NOTES TO THE CONDENSED UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
IN U.S. DOLLARS

NOTE 7 - OPTIONS (CONT.)

          (3) A summary of the Company's stock option activity with regards to its non-employees, as of September 30, 2007, under the plan is as follows:

                                         SEPTEMBER 30, 2007
                            -------------------------------------------
                                                      WEIGHTED
                                                      AVERAGE
                                          WEIGHTED   REMAINING   AGGREGATE
                                           AVERAGE  CONTRACTUAL  INTRINSIC
                            NUMBER OF     EXERCISE     TERM        VALUE
                             OPTIONS       PRICE      (YEARS)      PRICE
                            ---------      ------      ----     ---------

Outstanding as of
  January 1, 2007 and
  September 30, 2007          145,000      $0.251      8.59             -
                            =========      ======      ====     =========
 Vested and expected to
   be vest                    145,000      $0.251      8.59             -
                            =========      ======      ====     =========
Exercisable as of
  September 30, 2007           36,250      $0.251      8.59             -
                            =========      ======      ====     =========

                                         SEPTEMBER 30, 2006
                            -------------------------------------------
                                                      WEIGHTED
                                                      AVERAGE
                                          WEIGHTED   REMAINING   AGGREGATE
                                           AVERAGE  CONTRACTUAL  INTRINSIC
                            NUMBER OF     EXERCISE     TERM        VALUE
                             OPTIONS       PRICE      (YEARS)      PRICE
                            ---------      ------      ----     ---------

Outstanding as of
  January 1, 2006              45,000      $0.187

Granted                       100,000      $ 0.28
                            ---------      ------
Outstanding as of
September 30, 2006            145,000      $0.251      9.59     $   3,735
                            =========      ======      ====     =========
Vested and expected to
  be vest                     145,000      $0.251      9.59     $   3,735
                            =========      ======      ====     =========
Exercisable as of
  September 30, 2006                -           -         -             -
                            =========      ======      ====     =========

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

          (5) As of September 30, 2007, the total unrecognized estimated compensation costs related to non-vested stock options granted prior to that date was $285,317 which is expected to be recognized over a weighted average period of 1.56 years.

                                                            ORGANITECH USA, INC.
NOTES TO THE CONDENSED UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
IN U.S. DOLLARS

NOTE 7 - OPTIONS (CONT.)

          (6) Compensation expenses were recognized during the three-month and six-month periods ended June 30, 2007 and 2006, respectively, as follows:

                                             NINE-MONTHS                THREE-MONTHS
                                         ENDED SEPTEMBER 30,         ENDED SEPTEMBER 30,
                                       ----------------------      ----------------------
                                         2007          2006          2007          2006
                                       --------      --------      --------      --------
Cost of Revenues                       $ 28,865      $ 23,445      $  7,017      $  5,074
Research and Development expenses        16,539        24,032         3,481         5,196
Selling and Marketing expenses           50,110       121,887        18,972        16,387
General and Administration
expenses                                 67,058       141,847        21,555        20,364
                                       --------      --------      --------      --------
                                       $162,572      $311,211      $ 51,025      $ 47,021
                                       ========      ========      ========      ========

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following management's discussion and analysis or plan of operation should be read in conjunction with our condensed interim unaudited consolidated financial statements for the period ended September 30, 2007 thereto contained elsewhere in this report and with our audited consolidated financial statements and notes for the year ended December 31, 2006.

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

Our core business is conducted primarily through our wholly-owned subsidiary, OrganiTECH Ltd.,a company organized under the laws of Israel. OrganiTECH Ltd. operates mainly in the field of agriculture industrialization. Since its formation in 1999, it has been developing, producing and marketing our proprietary technology. Our leading products are:

a) GrowTech(TM)2500 - our principal product - a highly automated, computer-controlled hydroponics sustainable greenhouse designed to grow and harvest commercial quantities of pesticide free and clean lettuce, green leafy vegetables, herbs and other plants while making optimal use of resources such as water, energy, labor and land. Backed with its patented and proprietary know-how, the GrowTech(TM)2500 is unaffected by weather conditions, and enables consistent year round yields that are much higher than traditional soil-based cultivation methods, in both the open- field and regular greenhouses.

b) GrowTech(TM)2000 - a self-contained, portable, robotic, sustainable and fully-controlled agricultural platform designed to automatically seed, transplant, grow and harvest commercial quantities of pesticide free green leafy vegetables. The GrowTech(TM)2000 may also have life-science applications since it is a non-soil and environmentally safe technology with optimal and fully controlled growth conditions, which can be used to grow certain plants used by the pharmaceutical, food enhancement, detergent and cosmetic industries. However it has yet to be matured and additional development work is still required before its full commercialization.

INDUSTRY OVERVIEW

There are several key factors that influence the overall demand for hydroponics systems, as follows:

GROWING DEMAND FOR GREEN LEAFY VEGETABLES

WORLDWIDE DEMAND FOR GREEN LEAFY PRODUCTS IS RAPIDLY INCREASING

By the year 2030, the world's population is projected to reach an estimated 8 billion people - approximately 2 billion more than today. Additionally, during the next 50 years, worldwide demand for green leafy vegetables is expected to triple as the amount of arable land decreases by one half. Agricultural trade-flow statistics derived from the Food and Agriculture Organization of The United Nations (FAOSTAT) indicate that in 2005, the world market for lettuce was more than 22 million tones and out of which approximately half was consumed in Europe and North America, and that this multi-billion Dollar market is expected to continue to increase annually. Statistics derived from the same source indicate similar trends for other green leafy vegetables, such as spinach, broccoli, cauliflower, cabbages and herbs, in terms of volume and trade potential.

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

All of these factors have resulted in materially increased production costs in a market with rapidly increasing demand. As cost factors are expected to continue to rise, particularly in Western countries, due mainly to increases in the price of oil and other manufacturing resources, overall production costs are expected to continue to increase, with the price ultimately being passed on to the final consumer.

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

Our GrowTech(TM)2500, because of its extremely low demand for pesticides, insecticide and other chemicals, represents an environment-friendly solution. Moreover, it also supports "sustainable agriculture" by saving water and energy while enabling the use of available wasted/unused resources of energy and water.

RESIDUE PROBLEMS OF TRADITIONAL GREENHOUSES

Growers of soil-grown crops are faced with numerous and potentially insurmountable problems associated with soil-borne pathogens, pests and weeds and the concomitant application of pesticides or plant protection products, or PPP's, which lead on occasions to unacceptable residues at harvest. This has recently been made worse due to the revocation of methyl bromide as an effective soil sterilizer which has exacerbated the need for additional PPPs.

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

OUR POTENTIAL CUSTOMERS

Based on the above, we have identified our potential segments and customers as follows:

1. Replacing importation - existing farmers, growers and distributors, who currently do not grow lettuce and green leafy vegetables, but who wish to:

     - Establish cost-effective local production of lettuce and green leafy vegetables;

     -    Save transportation costs on imported produce;

     - Expand operations while enhancing competitiveness with local soil-based and imported produce;

2. Existing soil-based farmers and growers of lettuce and green leafy vegetables, in particular those who suffer from expensive resources, who wish to:

     -    Save production costs and optimize use of resources;

     -    Increase productivity and expand their operations;

     -    Have constant, year round produce, of high quality;

     - Overcome crucial problems of traditional cultivation in open-fields and soil-based greenhouses;

3. Food industry companies, who wish to expand their operations by the growth of green leafy vegetables, thereby controlling their value chain.

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

The GrowTech(TM)2500's most unique feature is the Rotating Field-System, or RFS, whereby vegetables (i.e. lettuce) float in styrofoam trays on water tables, which serve both as a nutritious solution and a means of transport through the growth process.

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

Moreover, where the production cost is reduced, the localization of production has become more attractive, causing additional savings in distribution costs, thereby reducing the cost to the consumer. This enables either local growers of lettuce and other green leafy vegetable produce or importers of such green leafy vegetable produce to situate in locations of their choice, in countries that climate conditions prevent the soil-based growing of such vegetables, while simultaneously enabling them to compete with cheap local/imported products.

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

It is a low input/high output, robotic, self-contained, portable, sustainable and controlled hydroponics growing platform, designed to fully automate the entire cultivation/production process (seeding, germination, growing and harvesting) of clean, pesticide free, green leafy vegetables. This is done by utilizing advanced growth systems such as artificial lighting systems, climate and environmental control systems, revolutionary robotics and management systems; and integrating them with our hydroponics technology into a closed environment, usually of a standard size container or other industrial platform.

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

PHYTOCHAMBER(TM) - LIFE-SCIENCE AND BIO-TECH PLATFORMS

Based on our proprietary hydroponics know-how and GrowTech(TM)2000 technology, we are also developing our PhytoChamber(TM) product - a state of the art, two-chambered, cost-effective hydroponics growth platform designed to maximize and provide optimal growth conditions for certain plants to be utilized by the biotechnology and life-science industries as well as by researchers.

The PhytoChamber(TM) is designed for the production of proteins and other bio-molecules intended for research and for the "laboratory"/pre-commercial/commercial manufacturing of NUTRACEUTICALS and pharmaceuticals, by creating a contained, fully controlled, cost effective production environment, isolating the plants from detrimental external elements and utilizing our advanced hydroponics growing system. This combination of technologies creates a superior method in the bio-manufacturing multi-billion Dollars market, due to its non-soil, clean and environmentally safe conditions.

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

For contracts signed in 2005 and after performing several projects and obtaining adequate experience, we adopted the percentage-of-completion method based on a zero profit margin, until we could make a more precise estimate of our profits, therefore equal amounts of revenue and cost, measured on the basis of performance during the period, were presented in the income statement.

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


COMPARISON OF THE QUARTER ENDED SEPTEMBER 30, 2007 TO THE QUARTER ENDED SEPTEMBER 30, 2006

SUMMARY

                                      NINE-MONTH PERIOD                  THREE-MONTH PERIOD
                                     ENDED SEPTEMBER 30,                 ENDED SEPTEMBER 30,
                                -----------------------------       -----------------------------
                                   2007              2006              2007              2006
                                -----------       -----------       -----------       -----------
Revenues                        $ 1,205,569       $ 2,463,062       $   414,203       $ 1,171,146

Net Loss                        $(1,144,849)      $(1,084,151)      $  (338,117)      $  (318,554)

Net Loss per Common Share       $     (0.04)      $     (0.04)      $     (0.01)      $     (0.01)

Dividends per Common Share      $         0       $         0       $         0       $         0

RESULTS OF OPERATIONS

REVENUES

Revenues decreased by 51% to $1,205,569 in the nine months ended September 30, 2007 from $2,463,062 in the nine months ended September 30, 2006. Revenues in the nine months ended September 30, 2007 derived primarily from two projects - the first project was executed with an Israeli customer in mid 2007 and the second project was executed with a Spanish customer in mid 2006 - as compared to the nine months ended September 30, 2006 where revenues were derived from one large scale project signed with a Russian customer in mid 2005. All three projects were recognized based on the percentage-of-completion method. In the three months ended September 30, 2007 revenues decreased by 65% to $414,203 from $1,171,146 in the three months ended September 30, 2006.

COST OF REVENUES AND GROSS PROFIT (LOSS)

Cost of revenues decreased by 41% to $1,215,683 in the nine months ended September 30, 2007 from $2,059,953 in the nine months ended September 30, 2006. Cost of revenue for the nine months ended September 30, 2007 consisted mainly of
(i) materials, labor and sub-contractors' expenses and royalties that were related to the recognized revenues; (ii) a provision for estimated loss from a new project entered into during June 2007 for which revenues are recognized commencing the third quarter of 2007; and (iii) adjustment to a provision for warranty. Cost of revenue for the nine months ended September 30, 2006 consisted of the same items as in (i) & (iii) above. As a percentage of revenues, our cost of revenues were 101% in the nine months ended September 30, 2007 compared to 84% in the nine months ended September 30, 2006.

In the three months ended September 30, 2007 cost of revenues decreased by 62% to $381,546 from $998,069 in the three months ended September 30, 2006. The decrease was primarily due to expenses related to the recognized revenues.

For the reasons described above, we incurred a gross loss of $10,114 in the nine months ended September 30, 2007 compared to a gross profit of $403,109 in the nine months ended September 30, 2006. For the same reasons described above, in the three months ended September 30, 2007 we incurred a gross profit of $32,657.

RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses decreased by 28% to $248,979 in the nine months ended September 30, 2007 from $347,261 in the nine months ended September 30, 2006. As a percentage of revenues, our research and development expenses were 21% in the nine months ended September 30, 2007. Research and development expenses for both periods consisted mainly of payroll costs, overhead expenses and sub-contractors' costs.

In the three months ended September 30, 2007 research and development expenses decreased by 40% to $72,279 from $119,973 in the three months ended September 30, 2006. The decrease was primarily due to decreased payroll costs and sub-contractors' costs. As a percentage of revenue, our research and development expenses were 17% in the nine months ended September 30, 2007.

We expect to continue to incur research and development costs (which will be limited to our available financial resources), related to our continued development of the GrowTECH2500 and to a lesser extent, our continued development of GrowTECH2000 and other bio-tech product lines.

SALES AND MARKETING EXPENSES

Sales and marketing expenses decreased by 29% to $471,291 in the nine months ended September 30, 2007 from $663,798 in the nine months ended September 30, 2006. The decrease in sales and marketing expenses is primarily attributable to decreased amortization of deferred stock based compensation, commissions related to recognized revenues and to expenses related to demo-systems deployed in Europe and the USA. As a percentage of revenues, our sales and marketing expenses were 39% in the nine months ended September 30, 2007.

In the three months ended September 30, 2007 selling and marketing expenses decreased by 17% to $166,470 from $196,393 in the three months ended September 30, 2006. The decrease was primarily due to decreased payroll costs, amortization of deferred stock based compensation and commissions related to recognized revenues during the three months ended September 30, 2007. As a percentage of revenues, our selling and marketing expenses were 40% in the three months ended September 30, 2007.

As of the date of this report, we maintain one demo-site for which the majority of the expense was already incurred. However, we expect to continue to incur other increased selling and marketing expenses (limited to our available financial resources), as we believe that the need for our products is worldwide and our sales volume is directly influenced by the sales and marketing efforts invested.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses decreased by 16% to $420,162 in the nine months ended September 30, 2007 from $499,540 in the nine months ended September 30, 2006. The decrease in general and administrative expenses was primarily in amortization of deferred stock based compensation and in professional services. As a percentage of revenue, our general and administrative expenses were 35% in the nine months ended September 30, 2007.

In the three months ended September 30, 2007 general and administration expenses increased by 3% to $159,296 from $154,469 in the three months ended September 30, 2006. As a percentage of revenue, general and administration expenses were 38% in the three months ended September 30, 2007.

We expect to maintain this level of general and administrative expenses, limited to our available financial resources.

FINANCIAL INCOME/EXPENSES

Financial expenses decreased to $5,697 in the nine months ended September 30, 2007 from $23,339 in the nine months ended September 30, 2006. During the nine months ended September 30, 2007 financial expenses consisted primarily of interest on a convertible loan and financial institutions' fees, off-set by income related to currency exchange rates and interest received on deposits, whereas during the nine months ended September 30, 2006 financial expenses consisted primarily of the writing-off of a provision recorded in 2005 for a possible penalty related to an equity investment in our company

In the three months ended September 30, 2007 we had financial income of $27,271, resulting mainly from currency exchange rates and interest received on deposits off-set by interest on a convertible loan, compared to financial expenses of $20,796 in the three months ended September 30, 2006.

OPERATING LOSS AND NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS

Our operating loss increased by 4% to $1,150,546 in the nine months ended September 30, 2007 from $1,107,490 in the nine months ended September 30, 2006 and our net loss increased by 6% to $1,144,849 in the nine months ended September 30, 2007 from $1,084,151 in the nine months ended September 30, 2006.

In the three months ended September 30, 2007 our operating loss increased by 23% to $365,388 from $297,758 in the three months ended September 30, 2006 and our net loss increased by 6% to $338,117 in the three months ended September 30, 2007 from $318,554 in the three months ended September 30, 2006.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2007, we had cash and cash equivalents totaling $1,143,690 compared to $569,319 as of December 31, 2006 and $593,626 as of September 30, 2006.

Since our inception in 1999, we have financed our operations through private sales of shares of our common stock and convertible loans, which have totaled as of September 30, 2007 $9.2 million (net of issuance expenses). We have used the proceeds of the sale of all securities for working capital and other general corporate purposes.

Until we are able to generate sufficient cash from operations, we intend to use our existing cash resources to finance our operations. Based on our monthly expenses, we do not have sufficient cash to satisfy our operational and development requirements over the next 12 months. Our consolidated financial statements for the period ended September 30, 2007 and for the fiscal year ended December 31, 2006 include an explanatory paragraph which states that we have suffered recurring losses from operations and a negative cash flow from operating activities that raise substantial doubt about our ability to continue as a going concern.

For the nine months ended September 30, 2007, we had $1,668,488 in cash used in operating activities compared with $721,777 for the nine months ended September 30, 2006. The operating cash outflow for the nine months ended September 30, 2007, was primarily a result of our net loss of $1,144,849 and a decrease in trade payable and customer advances and by an increase in trade and other receivables. The cash outflow was partially offset by a decrease in costs incurred in relation to contracts in progress, by an increase in other payables and accrued expenses, and by amortization of deferred stock-based compensation.

For the nine months ended September 30, 2007 we had a net cash inflow provided by investment activities of $3,813 that resulted from proceeds from the disposal of property and equipment, whereas for the nine months ended September 30, 2006 we had a net outflow used in investment activity of $19,366 that resulted from purchases of property and equipment.

Our net cash inflow from financing activities for the nine months ended September 30, 2007 was $2,239,046 compared with $885,695 for the nine months ended September, 2006. The net cash inflow from financing activities in the nine months ended September 30, 2007 was generated primarily from the proceeds of the issuance of shares, net of issuance expenses and from a convertible loan, off-set by an increase in short-term credit from financial institutions. In the nine months ended September 30, 2006 it was generated primarily from the proceeds of the issuance of shares, net of issuance expenses.

For securities sold during the period covered by this Form 10-QSB, see item 5 - other information - SHARE PURCHASE AGREEMENT WITH KEREN KATZIR DEBENTURE FOR INVESTMENT LTD.

Other than as otherwise mentioned in this quarterly report, there were no material long term loans, commitments or off-balance sheet guarantees as of September 30, 2007.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in future condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

ITEM 3 CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

An evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of September 30, 2007. Disclosure controls and procedures are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Report on Form 10-QSB, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective for gathering, analyzing and disclosing the information that we are required to disclose in the reports filed under the Securities Exchange Act of 1934.

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

                           PART II - OTHER INFORMATION

ITEM 1 LEGAL PROCEEDINGS

None

ITEM 2 UNRESGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) During the period covered by this Form 10-QSB, we or OrganiTECH Ltd. sold the following securities without registration under the Securities Act of 1933, as amended (the "Securities Act.")

     - On July 19, 2007, we consummated an investment agreement with Katzir Debenture Fund for Investment Ltd. or Katzir, an Israeli investment company, pursuant to which we issued (i) 10,000,000 shares of our common stock, equal to approximately 27.3% of our issued and outstanding share capital (post-investment) in consideration for $2 million and (ii) a three year warrant for the purchase of up to 3,846,154 shares of our common stock for an exercise price of $0.26 per share in consideration for an additional $20,000.

     - On March 1, 2007 we entered into an agreement with a certain third party, or Lender, pursuant to which the Lender provided us with a convertible loan, or Loan, in the amount of $357,500 for a period of 3 years, bearing net interest of 9% per annum to be paid at the end of each calendar quarter. The Loan or any part of it may be converted into shares of our common stock with a conversion price of $0.26 per share, which was considered the fair market value of our shares of common stock on the date of the agreement.

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

ITEM 4 SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5 OTHER INFORMATION

SHARE PURCHASE AGREEMENT WITH KEREN KATZIR DEBENTURE FOR INVESTMENT LTD.

Pursuant to the investment described in Item 2 above, Katzir was also granted certain pre-emption rights which give Katzir the right to purchase additional shares of our common stock necessary to maintain its percentage holding in our company, in the event of certain share issuances to third parties. Pursuant to the investment, our board of directors has been increased to 11 members 5 of which (including the Chairman) have been nominated by Katzir.

RESUMED TRADING ON THE NASD'S OVER-THE-COUNTER BULLETIN BOARD ("OTCBB")

On July 2, 2007, our shares of common stock par value $0.001 commenced trading on the NASD's over-the-counter Bulletin Board under the symbol "ORGT.OB". Our shares of common stock were previously trading on the Pink Sheets.

ITEM 6 EXHIBITS AND REPORTS ON FORM 8K

EXHIBIT No.    Description
-----------    -----------------------------------------------------------------

3.1            Certificate of Incorporation of the Company. (1)

3.2            Bylaws of the Company (1)

3.3            Certificate of Incorporation of OrganiTECH Ltd. (English
               Translation). (2)

3.4            Bylaws of OrganiTECH Ltd. (English Translation). (2)

10.1 Securities Purchase Agreement between the Company and Keren Katzir Debenture for Investment Ltd., dated July 10, 2007(4)

10.2 Registration Rights Agreement between the Company and Keren Katzir Debenture for Investment Ltd., dated July 10, 2007(4)

10.3 Warrant issued to Keren Katzir Debenture for Investment Ltd., dated July 10, 2007(4)

10.4           Sale agreement with ZAO - Sad-Gigant Kholod ("ZAO") dated June
               26, 2005. (3)

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

(2) Incorporated by reference to exhibits filed with the Company's Form 10-KSB/A, filed with the Commission on August 23, 2005.

(3) Incorporated by reference to exhibits filed with the Company's Form 10-KSB, filed with the Commission on March 30, 2006.

(4) Incorporated by reference to exhibits filed with the Company's Current Report on Form 8-K filed with the Commission on July 23, 2007.

+    Filed herewith.

Our current reports on Form 8-K filed since July 1, 2007 are as follows:

-------------------------------------- -----------------------------------------
                MONTH                                 FILING DATES
-------------------------------------- -----------------------------------------
August 2007                            August 14, 2007
-------------------------------------- -----------------------------------------
July 2007                              July 5, 11 and 23, 2007
-------------------------------------- -----------------------------------------

-------------------------------------- -----------------------------------------

-------------------------------------- -----------------------------------------

-------------------------------------- -----------------------------------------

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 5, 2007.

ORGANITECH USA, INC.

By: /s/ Gideon Sturlesi
-----------------------
Gideon Sturlesi, Chairman of the Board of Directors

By: /s/Rachel Ben-Nun
---------------------
Rachel Ben-Nun, Chief Executive Officer

By: /s/ Yaron Shalem
--------------------
Yaron Shalem, Chief Financial Officer and Principal Accounting Officer