Form 10KSB
period 2007-12-31
ORGANITECH USA INC
filed 2008-02-28
CIK 832810

                                  UNITED STATES
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
                   For the fiscal year ended December 31, 2007

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

                               Yes [_]     No [X]

The issuer's revenues for the fiscal year ending December 31, 2007 were:
$1,487,334

The aggregate market value of the registrant's voting and non-voting common equity held by non-affiliates of the registrant as of December 31, 2007 was
$3,296,938 based upon the closing price of the registrant's common stock.

As of December 31, 2007, the issuer had 36,632,642 shares of its common stock outstanding.

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

                                     PART I

ITEM 1 DESCRIPTION OF BUSINESS

We design, develop, manufacture, market and support hydroponics solutions and platforms for the Agriculture and Life-Science industries ("Hydroponics Growing
Factories"). Our products enable the growth of lettuce, green leafy vegetables, herbs and other plants in a highly economic, clean and automated surrounding, making optimal use of resources such as water, energy, labor and land, significantly saving distribution costs, and producing extremely high yields year round while maintaining significantly lower production costs than the traditional alternatives.

Our core business is conducted primarily through our wholly-owned subsidiary,
OrganiTECH Ltd., a company organized under the laws of Israel. OrganiTECH Ltd.
operates mainly in the field of providing advanced technologies to agriculture industry. Since its formation in 1999, it has been developing, producing and marketing our proprietary technology. Our leading products are:

a)   GrowTech(TM)2500 - our principal product - a highly automated, computer-controlled hydroponics sustainable greenhouse designed to grow and harvest extremely high quantities of pesticide free and clean lettuce, green leafy vegetables, herbs and other plants while making optimal use of resources such as water, energy, labor and land and significantly saving on distribution costs. Backed with its patented and proprietary know-how, the
     GrowTech(TM)2500 is unaffected by weather conditions, and enables consistent year round yields that are much higher than traditional soil-based cultivation methods, in both the open- field and regular greenhouses.

     The GrowTech(TM)2500's most unique feature is the Rotating Field-System, or
     RFS, whereby lettuce and green leafy vegetables float in styrofoam trays on water tables, which serve both as a nutritious solution and a means of transport through the growth process.

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

CORPORATE HISTORY

We are a Delaware corporation, initially organized as a Colorado corporation on
December 8,1981 under the name Triangle, Inc. ("Triangle"), for the purpose of evaluating, structuring and completing a merger with, or acquisition of, prospects consisting of private companies, partnerships or sole proprietorships.
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

2.   RAPIDLY INCREASING PRODUCTION COSTS

INCREASE IN DISTRIBUTION COSTS

Transportation costs for lettuce and green leafy vegetables are relatively large as a result of the high space/weight ratio when transporting these products. As a result producers typically seek locations near to the point of sale, which will often be close to large conurbations where overhead costs, especially energy and labor, are very high. The GrowTech(TM)2500 can offer a cost-effective localization of production, causing significant saving in distribution costs.

INCREASE IN COST FACTORS IN THE PRODUCTION PROCESS

Additionally, over the last decade, agricultural growers in western countries have faced increasing costs. The cost of labor increased, even where an unqualified work force is utilized, ; energy has become expensive due to the increases in the price of oil; water is more expensive and in some territories are not available, particularly where there are purification and quotas/accessibility problems; and the price of land near market places has increased disproportionately. The GrowTech(TM)2500 enables the growth of lettuce, herbs, green leafy vegetables and other plants in a highly economical and automated surrounding, saving significantly in resources such as water and labor while making optimal use of energy and land.

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

     -    Save transportation costs of imported produce;

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

4.   Entrepreneurs who wish to take advantage of new business opportunities, especially in markets where lettuce and green leafy vegetables cannot currently be grown, and where there are high costs of transportation.

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
(ii) expanding our systems for the growing of new varieties of green leafy vegetables; (iii) implementing engineering and technological improvements and enhancements to the system, (iv) expanding our systems into new usages (i.e. new green leafy vegetables and new life-science applications); and (v) adjusting and adapting our products to the specific requirements of new and different climate environments around the world.

APPROACHING KEY MARKETS OPPORTUNITIES

We are in the early stage of expanding our marketing and sales efforts, especially where we find strong competitive advantages and where the potential demand for our products is expected to be high, such as in markets where lettuce and green leafy vegetables cannot currently be grown, and where there are high costs of transportation; among growers who wish to increase productivity; in markets where there is a high demand for clean green vegetables and/or long shelf-life vegetables; in markets where the impact of environmental issues imposes restrictions or limitations; and among food manufacturers who wish to expand their value chain. In general, we believe our opportunities are much broader due to the current trends in the industry discussed earlier.

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

The GrowTech(TM)2500's most unique feature is the Rotating Field-System, or RFS, whereby lettuce and green leafy vegetables float in styrofoam trays on water tables, which serve both as a nutritious solution and a means of transport through the growth process.

By floating the plants on water rather than planting them in the growing media, the GrowTech(TM)2500 enables growers to control and therefore optimize the density of the plants growing over the water-tables at each stage of the growth process. By maximizing land/space utilization, the GrowTech(TM)2500 achieves extremely high yields which, using information published by farming associations, equipment providers and our competitors, we calculate to be approximately 20 times more than that achieved in the open field and 5-7 times more than conventional greenhouse yields (for lettuce as an example).

By optimizing the integration of automation in production (seeding and harvesting process) and optimizing the use of resources such as energy and land through the hydroponics growing process, the GrowTech(TM)2500 can offer a cost-effective production process, enabling significant reductions in the cost of labor and water, compared to traditional soil-based growing methods. Given the extremely high yields, production costs in general and energy cost in particular per a plant are cost-effective in most territories.

Moreover, where the production cost is reduced, the localization of production has become more attractive, causing additional significant savings in distribution costs, thereby reducing the cost to the consumer. This enables either local growers of lettuce and other green leafy vegetable produce or importers of such green leafy vegetable produce to situate in locations of their choice, in countries and regions where climate conditions prevent the open-field growing of such vegetables, while simultaneously enabling them to compete with local/imported products.

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

It is a low input/high output, robotic, self-contained, portable, sustainable and controlled hydroponics growing platform, designed to fully automate the entire cultivation/production process (seeding, germination, growing and harvesting) of clean, pesticide free, green leafy vegetables. This is done by utilizing advanced growth systems such as artificial lighting systems, climate and environmental control systems, revolutionary robotics and management systems; and integrating them with our hydroponics technology into a closed and fully controlled environment, usually of a standard size container or other industrial platform.

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

PHYTOCHAMBER(TM) - LIFE-SCIENCE AND BIO-TECH PLATFORMS

Based on our proprietary hydroponics know-how and GrowTech(TM)2000 technology, we have been also developing our PhytoChamber(TM) product - a state of the art, two-chambered, cost-effective hydroponics growth platform designed to maximize and provide optimal growth conditions for certain plants to be utilized by the biotechnology and life-science industries as well as by researchers.

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

TECHNOLOGY AND RESEARCH & DEVELOPMENT ACTIVITY

EXISTING PRODUCT LINES

We are continuously investing in Research and Development to improve and enhance the existing product lines, especially in order to extend our capabilities to the growing of new varieties of green leafy vegetables and to maximize the yield of produce per each growing unit. We are researching new applications for the
GrowTECH(TM) platforms for the emerging agricultural-biotechnology spheres.

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

(iii) Improve the engineering capabilities of the GrowTECH2500 for different climate conditions, and

(iv) Continue the research and development of new platforms, especially through the migration of our existing technologies into new Life-Science applications.

OTHER PRODUCT LINES

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

We posses significant know-how that relates to agronomic procedures, nutrition formulas and growing protocols associate with hydroponics growing.

RESEARCH & DEVELOPMENT EXPENDITURE

We incur research and development expenses in an effort to enhance agronomics efficiency and nutrition protocols, improve and implement engineering components and capabilities, reduce manufacturing costs, and develop new product applications and enhancements, while replacing old technologies with more advanced ones. Our net research and development expenses for fiscal years ended
December 31, 2007 and 2006 were $319,120 and $510,163, respectively.

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

Our direct marketing efforts with respect to the GrowTECH(TM)2500 systems are limited and include, among others, test-system in the UK, sales presentations, developing brochures and other marketing materials and engaging in various forms of public relations.

Our Marketing and Sales expenses for fiscal years ended December 31, 2007 and
2006 were $663,083, and $848,504, respectively.

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

In 2007, we did not incur any expenses in complying with environmental laws and regulations.

GRANTS FROM THE OFFICE OF THE CHIEF SCIENTIST OF ISRAEL

OrganiTECH Ltd. has received from the Israeli Government, through the Office of the Chief Scientist ("OCS"), certain research and development grants. As a condition to its participation in the funding program of the OCS, OrganiTECH
Ltd. may not transfer the technologies developed using such funds or manufacture its products outside of Israel without the consent of the OCS. Moreover, the
OCS' grant programs currently in effect require OrganiTECH Ltd. to comply with various conditions in order for OrganiTECH Ltd. to continue to be eligible for participation. Also, OrganiTECH Ltd. is required as well to pay royalties to the
OCS in an amount ranging from 3% to 5% (up to the amount of the grants received, which are linked to the U.S. $ and bear annual interest at LIBOR) of sales from products developed using the grants received from the OCS, which could cause an increase in OrganiTECH Ltd.'s operating expenses. OrganiTECH Ltd. anticipates that for so long as such grants continue to be available, it will likely seek from time to time to utilize such grants. As of December 31, 2007, the balance of royalty bearing grants received by the OCS net of royalties paid or provided for, is $178,770 (as of December 31, 2006 - $230,827). Royalties' expenses amounted to $52,057 and $118,600 in 2007 and 2006, respectively.

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

As of December 31, 2007 we have carried forward tax losses in the amount of $9.4 million, out of which $8.0 million are from OrganiTech Ltd.

OTHER ROYALTY OBLIGATIONS

SINGAPORE-ISRAEL INDUSTRIAL RESEARCH AND DEVELOPMENT FUND (SIIRD)

During fiscal year 2001, OrganiTECH Ltd. entered into a Research and Development grants and royalties arrangement whereby OrganiTECH Ltd., together with its
Singaporean joint venture partner, Agronaut, is required to pay royalties to the
SIIRD in an amount ranging from 1.5% to 2.5% of sales of products developed with the grants from SIIRD, such royalties not to exceed the total amount of grants received from SIIRD. As of the date of this report, the total of royalty bearing grants received by OrganiTECH Ltd. from SIIRD is $250,505. Our management believes that this amount will not be due for payment however we have conservatively recorded royalties' expenses to SIIRD on the amounts of $37,183 and $84,714 in 2007 and 2006, respectively.

THE WEIZMANN INSTITUTE

OrganiTECH Ltd. is also obligated to pay royalties to the Israeli Weizmann
Institute pursuant to a Memorandum of Understanding signed in September 2001 between the parties. The MOU included a development work performed by the
Weitzman Institute, for the sales of miniature tomato seeds and OrganiTECH
Ltd.'s obligation to pay to the Weizmann Institute royalties in an amount not to exceed 5% of the sales of such miniature tomato plants. As of the date of this report, we did not generated revenues from miniature tomato seeds.

BIO DISC PROGRAM

During November 2005, OrganiTech Ltd., together with six companies and institutions from Israel and Germany, signed a cooperation agreement in order to carry out a joint project for the development of Molecular Farming in Closed
Systems ("MoFaCS" or "Bio Disc") based on the OrganiTECH Ltd.'s GrowTECH(TM)2000 and the PhytoChamber. Based on such cooperation, the OCS approved a grant to
OrganiTECH Ltd. upon the following terms: a 30% participation in the R&D expenses incurred by OrganiTECH Ltd., limited to a maximum amount of $210,000.
Royalty payments to be based on all OrganiTECH Ltd.'s sales at a rate 3% to 5%.
The commitment to the OCS is limited to the amount of the received participation, linked to the U.S. $ and shall bear annual interest at LIBOR, and is not a liability until a sale is made. As of the date of this report, the total of royalty bearing grants received by OrganiTECH Ltd. from the OCS for this project is $11,297.

PRINCIPAL SUPPLIERS

During fiscal year 2007, our principal expenses were for raw materials, equipment and expenses related to subcontractors. We do not work with one main supplier and purchase our products from approximately 50 suppliers with which we have no long-term purchase commitments or exclusive contracts. We have historically enjoyed a positive experience with our suppliers with respect to supplier fulfillment and retention, and we have generally not experienced difficulty in obtaining desired materials from suppliers on acceptable terms.

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

EMPLOYEES

As of December 31, 2007, we together with OrganiTECH Ltd. had 18 employees, all of whom were full-time. Additionally we are engaged with sub-contractors to reinforce our personnel to the extent needed in several fields of expertise.
Management believes that we have an adequate number of employees to support our current operations and projects in process, which are managed partially with subcontractors. OrganiTECH Ltd. intends to hire additional employees as required, upon the ordering of additional projects, commercialization of its products and the receipt of additional financing.

ITEM 2 DESCRIPTION OF PROPERTY

We currently utilize, as an interim executive office, the corporate facilities of OrganiTECH Ltd. The facility, which is in good condition, serves as the corporate, research, and manufacturing facility of OrganiTECH Ltd. Located in
Yoqneam, Israel, the facility is approximately 2,500 square meters, including offices and an integration hall and laboratory space, as well as 2,000 square meters of yard space. We currently lease this property at a price of $3,500 per month. The lease for the offices is for two years and is due to terminate on
June 2, 2008. The lease for the integration hall and laboratory space is for two years as well and is due to terminate August 1, 2008.

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

In August 2006, a claim for approximately $15,000 against OrganiTECH Ltd., and
Mr. Shimon Zanaty, one of our former directors who resigned from the board of directors of the Company in July 2007, in connection with the Katzir Investment
(see "Material Agreements" Item 6 later in this Annual Report), was filed with the Haifa Magistrates' Court in Israel. The claim was filed by a private individual who entered into an agreement in 2003 with one of our principal shareholders, BLM NV, to purchase our shares which had previously been purchased by BLM and were held by a trustee. The plaintiff claims that she paid BLM for the shares, but has never received them. In October 16, 2006, OrganiTECH Ltd., received a letter from the attorney representing the plaintiff, stating that
OrganiTECH Ltd., was not required to file a statement of defense and on November
20, 2006, the attorney representing the plaintiff informed OrganiTECH Ltd., in writing that it would be removed as a defendant in the action. OrganiTECH Ltd., has so far not received a copy of the decision removing it as defendant. Our management believes, based on the opinion of our legal counsel, that this claim will not have material adverse effect on our financial condition.

As of December 31, 2007 none of our directors, officers, affiliates or any owner of record or beneficially of more than 5% of the shares of our common stock is a party to any proceedings against us or has material interests adverse to our own.

ITEM 4 SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

                                     PART II

ITEM 5 MARKETS FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a)  Market Information.

From March 26, 2001 through April 14, 2005 our common stock, under the symbol
"ORGT", was quoted on the OTC Electronic Bulletin Board ("ORGT.OB"). From April
14, 2005, our common stock became ineligible for further quotation on the OTC
Bulletin Board and our shares have since been quoted only on the Pink Sheets
Electronic Quotation Service ("ORGT.PK"), due to our failure to fulfill our reporting requirements. We completed the fulfillment of these requirements in
March 2007 and as a result, since July 2, 2007, our common stock has been quoted on the OTC Electronic Bulletin Board under the symbol ORGT.OB.

The current price quotation as of February 27, 2008 was $0.07.

The following table sets forth the range of the high and low closing share price of our common stock for each quarterly period within the past two fiscal years:

                          CLOSING SHARE PRICES
PERIOD                    LOW              HIGH
--------------           -----            ------

2006
First Quarter            $0.22            $0.35
Second Quarter           $0.26            $0.33
Third Quarter            $0.23            $0.35
Fourth Quarter           $0.12            $0.28

2007
First Quarter            $0.20            $0.26
Second Quarter           $0.18            $0.23
Third Quarter            $0.13            $0.20
Fourth Quarter           $0.09            $0.14

These quotations reflect closing share prices, without retail mark-up, markdown, or commission, and may not represent actual transactions.

(b)  Approximate Number of Security Holders:

As of December 31, 2007 and the date of this report, there were approximately
120 shareholders of record of our common stock.

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
                                   outstanding, options,         options, warrants and       (excluding securities
                                   warrants and rights                  rights              reflected in column (a))
    Plan Category                           (a)                           (b)                          (c)
    -------------                        ---------                       -----                       -------

Equity compensation plans
approved by security holders             3,851,508                       0.235                       867,000

Equity compensation plans not
approved by security holders                     -                           -                             -

Total                                    3,851,508                       0.235                       867,000

On May 29, 2000 we granted a key employee options to purchase 96,508 shares of our common stock at an exercise price of $1 per share. The options can be exercised upon the occurrence of our making a public issuance of our shares, a merger or an acquisition of our company.

On May 31, 2005, the Board of Directors approved a Stock Option Plan ("SOP") for our executives, directors, key employees and service providers comprising options to purchase up to 1,622,000 shares of our common stock. On February 19,
2006, the Board of Directors approved the increase of the SOP by a further
3,000,000 shares of common stock, so that options to purchase a total of
4,622,000 shares of common stock of the Company were available for grant under the SOP. As of December 31, 2007, options for the purchase of 867,000 shares of common stock of the Company were still available for future grants.

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

(e)  Sales of Unregistered Securities.

During 2007, our company or OrganiTECH Ltd. sold the following securities without registration under the Securities Act of 1933, as amended (the
"Securities Act"):

     (i)  In July 2007 we executed an investment agreement, or the Katzir
          Investment, which was consummated on July 19, 2007 with `Keren Katzir
          Debenture for Investment Ltd.' or Katzir, an Israeli investment company publicly traded on the Tel- Aviv Stock Exchange, pursuant to which we issued (i) 10,000,000 shares of our common stock, equal to approximately 27.3% of our issued and outstanding share capital
          (post-investment) in consideration for $2 million and (ii) a three year warrant for the purchase of up to 3,846,154 shares of our common stock for an exercise price of $0.26 per share in consideration for an additional $20,000.

     (ii) On March 1, 2007 we entered into an agreement with a certain third party, or Lender, pursuant to which the Lender provided us with a convertible loan, or Loan, in the amount of $357,500 for a period of 3 years, bearing net interest of 9% per annum to be paid at the end of each calendar quarter. The Loan or any part of it may be converted into shares of our common stock with a conversion price of $0.26 per share, which was considered the fair market value of our shares of common stock on the date of the agreement.

We believe that the transactions described above were exempt from registration under Section 4(2) of the Securities Act because none of the investors was a
"U.S. Person" as that term is defined in Rule 902(k) of Regulation S promulgated under the Securities Act, and each investor represented that it was not acquiring the securities for the account or benefit of any U.S. person.
Additionally, we believe that the transaction described above was exempt from registration under Section 4(2) of the Securities Act because the subject securities were sold to a limited group of persons, each of whom was believed to have been a sophisticated investor and to have been purchasing for investment without present intention to distribute.

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

Following a small number of successful small-scale projects that were deployed during 2004 and accepted mainly during 2005 (the majority of which were deployed in Israel), since the middle of 2005 we have deployed three large scale hydroponics projects of our GrowTECH2500 system. The first project of 1.2
Hectare of hydroponics greenhouse was executed in mid- 2005 and deployed in
Russia for a Russian local grower. The second project of 1.2 Hectare of hydroponics greenhouse was executed in mid- 2006 and deployed in Spain for a traditional lettuce grower who is a principle exporter of green leafy produce to whole Europe. The third project of 0.6 Hectare of hydroponics greenhouse was executed in mid- 2007 in Israel.

During 2008 management intends to continuously increase investment in both its selling and marketing activities and in improving and enhancing our product lines.

CHANGES IN MANAGEMENT

On July 19, 2007, upon the consummation, and as part of the Katzir Investment
(as described later in this Item 6 under "Material Agreements"), Messrs. Shimon
Zenaty and Samuel Hessel resigned from our Board of Directors. Messrs. Yossi
Hevron, Rami Mandola, Yossi Levi and Meir Miran and Ms. Rona Rephaely, were appointed to our Board of Directors.

Immediately following the consummation of the Katzir Investment, Mr. Lior
Hessel, resigned as chairman of our Board of Directors and on July 23, 2007, our
Board of Directors elected Mr. Yossi Hevron as the new Chairman of our Board of
Directors. Additionally, on August 13, 2007 and November 5, 2007, Messrs. Amnon
Sudri and Gideon Sturlesi, respectively, were appointed to our Board of
Directors. On November 4, 2007, Mr. Lior Hessel resigned from our Board of
Directors.

Following Mr. Hevron's resignation on November 5, 2007, from our Board of
Directors and from serving as its chairman, due to ill health, our Board of
Directors elected Mr. Gideon Sturlesi to serve as our new chairman.

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

The Company believes that the use of the percentage-of-completion method is appropriate since the Company has the ability to make reasonably dependable estimates of the extent of progress towards completion, contract revenues and contract costs. In addition, contracts executed include provisions that clearly specify the enforceable rights regarding services to be provided and received by the parties to the contracts, the consideration to be exchanged and the manner and terms of settlement. In all cases the Company expects to perform its contractual obligations, and its customers are expected to satisfy their obligations under the contract. In 2007 the Company recorded provision for loss in the amount of $190,000.

Penalties applicable to performance of contracts are considered in estimating sales and profit rates and are recorded when there is sufficient information to assess anticipated contract performance.

In 2007 we derived most of our revenues from two projects, each of a single customer. In 2006 we also derived most of our revenues from two projects, each of a single customer, out of which the deployment of one project continued
throughout 2007.

STOCK-BASED COMPENSATION

The Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard starting from
January 1, 2006, the first day of the Company's fiscal year 2006. Under that transition method, compensation costs recognized in the years ended December 31,
2006 and 2007, include: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of
Statement 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of Statement 123(R). Results for prior periods have not been restated.

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

The fair value of the options granted during years 2005, 2006 and 2007 were estimated using a Black & Scholes option pricing model. The expected volatility was calculated based upon actual historical stock price movements over the most recent periods ending on the grant date, equal to the expected option term. The expected option term represents the period that the Company's stock options are expected to be outstanding and was determined based on simplified method permitted by SAB 107 as the average of the vesting period and the contractual term. The Company has historically not paid dividends and has no foreseeable plans to issue dividends. The risk-free interest rate is based on the yield from
U.S. Treasury zero-coupon bonds with an equivalent term.

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

                                    Year ended December 31,
                                -----------------------------
                                    2007              2006
                                -----------       -----------

Total Assets                    $ 1,563,472       $   924,846

Short Term Obligations          $ 1,969,918       $ 2,188,128

Revenue                         $ 1,487,334       $ 3,395,338

Net Loss                        $(1,556,396)      $(1,379,761)

Net Loss per Common Share       $     (0.05)      $     (0.05)

Dividends per Common Share      $         0       $         0

YEAR ENDED DECEMBER 31, 2007 COMPARED TO THE YEAR ENDED DECEMBER 31, 2006

REVENUES

Revenues decreased 56.2% to $1,487,334 for the year ended December 31, 2007 from
$3,395,338 for the year ended December 31, 2006. The $1,908,004 decrease in revenues is due to a decrease in new sales of our products.

We believe that in 2008 our revenues will come from a limited number of customers.

COST OF REVENUES AND GROSS PROFIT/LOSS

Cost of revenues decreased 45.9% from $2,811,564 in the year ended December 31,
2006 to $1,522,342 in the year ended December 31, 2007. This decrease was due primarily to the decrease in revenues. As a percentage of revenues, our cost of revenues was 102.4% in 2007 and 82.8% in 2006. Cost of revenue for fiscal 2007 includes mainly (i) cost of materials and salaries in addition to the decrease in sales related expenses such as provision for warranties and royalties to the
Israeli Office of Chief Scientist; (ii) a provision for estimated loss from a new project entered into during June 2007 for which revenues are recognized commencing the third quarter of 2007; and (iii) an off-setting adjustment to a provision for warranty related to the recognized revenues.

For the reasons described above, during fiscal year 2007 we had a gross loss of
$35,008 versus a gross profit of $583,774 for the fiscal year 2006.

RESEARCH AND DEVELOPMENT EXPENSES

Research and development, net expenses decreased 37.4% from $510,163 in the year ended December 31, 2006 to $319,120 in the year ended December 31, 2007. The decrease was primarily due to decreased payroll and related costs, materials and sub-contractors' costs during year 2007. As a percentage of revenue, our R&D expenses were 15.0% in 2006 and 21.5% in 2007. In 2008, we expect to continue to incur R&D costs, however limited to our available financial resources, related to our continued GrowTECH2500 development and to a lesser extent, our continued
development of other life science applications.

SELLING AND MARKETING EXPENSES

Selling and marketing expenses decreased 21.9% from $848,504 in the year ended
December 31, 2006 to $663,083 in the year ended December 31, 2007. The decrease in selling and marketing expenses is primarily attributable to the decreased sales' commission and to the decrease in marketing expenses of Demo systems. As a percentage of revenues, our selling and marketing expenses were 25.0% in 2006 and 44.6% in 2007.

As of the date of the report, we maintain one demo-site for which the majority of the expense was already incurred. However, in 2008 we expect to continue to incur other increased selling and marketing expenses (limited to our available financial resources), as we believe that the need for our products is worldwide and our sales volume is directly influenced by the selling and marketing efforts invested.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses decreased 8.4% from $637,529 in the year ended December 31, 2006 to approximately $583,684 in the year ended December 31,
2007. The decrease in general and administrative expenses was primarily in professional services and write-off of impaired fixed assets in 2006. As a percentage of revenues, our general and administrative were 18.8% in 2006 and
39.2% in 2007. In 2008, we expect to maintain this level of general and administrative expenses, limited to our available financial resources.

FINANCIAL INCOME/EXPENSES

Financial income increased from $32,661 in the year ended December 31, 2006 to
$42,499 in the year ended December 31, 2007. During 2007 financial income consisted primarily of a gain from exchange rate differences and interest on cash, net of interest and other expenses related to a convertible loan. During year 2006 financial income consisted primarily of a cancellation of a provision for a fine in connection with a PIPE & interest on cash, net of financing expenses related to short term bank credit and others.

OPERATING LOSS AND NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS

Our operating loss increased by 13.2% to $1,598,895 for the year ended December
31, 2007 from $1,412,422 for the year ended December 31, 2006 and our net loss increased by 12.8% to $1,556,396 for the year ended December 31, 2007 from
$1,379,761 for the year ended December 31, 2006.

YEAR ENDED DECEMBER 31, 2006 COMPARED TO THE YEAR ENDED DECEMBER 31, 2005

REVENUES

Revenues increased 106% to approximately $3.4 million for the year ended
December 31, 2006 from approximately $1.65 million for the year ended December
31, 2005. The approximately $1.75 million increase in revenues is primarily from the completion of the deployment of a large scale project in Russia and a substantial progress we made in the deployment of a large scale project in
Spain- - both projects were recognized based on the percentage-of-completion method.

We believe that in 2007 our revenues will come from a limited number of customers out of which a significant amount will be attributed to our Spanish customer.

COST OF REVENUES AND GROSS PROFIT/LOSS

Cost of revenues increased 67% from approximately $1.686 million in the year ended December 31, 2005 to approximately $2.812 million in the year ended
December 31, 2006. This increase was due primarily to the increase in revenues.
As a percentage of revenues, our cost of revenues was improved to 83% in 2006 from 102% in 2005. Cost of revenues for fiscal 2006 includes mainly cost of materials and salaries in addition to the increase in sales related expenses such as provision for warranties and royalties to the Israeli Office of Chief
Scientist.

For the reasons described above, during fiscal year 2006 we had gross profit of
17% (approximately $584,000) versus gross loss of 2% for the fiscal year 2005
(approximately $36,000).

RESEARCH AND DEVELOPMENT EXPENSES

Research and development, net expenses increased 236% from approximately
$152,000 in the year ended December 31, 2005 to approximately $510,000 in the year ended December 31, 2006. The increase was primarily due to increased payroll and related costs, materials and sub-contractors' costs during year
2006. As a percentage of revenues, our R&D expenses were 9% in 2005 and 15% in
2006. In 2007, we expect to continue to incur R&D costs, however limited to our available financial resources, related to our continued GrowTECH2500 development and to a lesser extent, our continued development of other life science applications.

SELLING AND MARKETING EXPENSES

Selling and marketing expenses increased 187% from approximately $296,000 in the year ended December 31, 2005 to approximately $849,000 in the year ended
December 31, 2006. The increase in selling and marketing expenses is primarily attributable to the increased payroll costs, amortization of deferred stock based compensation and to expenses related to demo-systems deployed in Europe and the USA. As a percentage of revenues, our selling and marketing expenses were 18% in 2005 and 25% in 2006.

As of the date of the report, we maintain two demo-sites for which the majority of the expense was already incurred. However, in 2007 we expect to continue to incur other increased selling and marketing expenses (limited to our available financial resources), as we believe that the need for our products is worldwide and our sales volume is directly influenced by the selling and marketing efforts invested.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses increased 89% from approximately $338,000 in the year ended December 31, 2005 to approximately $638,000 in the year ended
December 31, 2006. The increase in general and administrative expenses was primarily in payroll costs and amortization of deferred stock based compensation, the majority of which was related to the recruiting of a new chief executive officer and chief financial officer, and in professional services. As a percentage of revenues, our general and administrative were 20% in 2005 and
19% in 2006.

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

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

YEAR ENDED DECEMBER 31, 2007 COMPARED TO THE YEAR ENDED DECEMBER 31, 2006

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2007, we had cash and cash equivalents totaling $909,551 versus approximately $569,319 as of December 31, 2006.

Since our inception in 1999, we have financed our operations through private sales of shares of our common stock and convertible loans, which have totaled as of December 31, 2007 $8 million (net of issuance expenses). We have used the proceeds of the sale of all securities for working capital and other general corporate purposes.

Until we are able to generate sufficient cash from operations, we intend to use our existing cash resources to finance our operations. Based on our monthly expenses, we did not have sufficient cash to satisfy our company's and
OrganiTECH Ltd.'s operational and development requirements over the next 12 months. The report of our independent public accountants on our consolidated financial statements for the fiscal years ended December 31, 2007 includes an explanatory paragraph which states that we have suffered recurring losses from operations and a negative cash flow from operating activities that raise substantial doubt about its ability to continue as a going concern.

For the year ended December 31, 2007, we had $1,885,117 cash used in operating activities compared with $746,297 for the year ended December 31, 2006. The operating cash outflow for fiscal year 2007 was primarily a result of our net loss of $1,556,396 and a decrease in trade payable and customer advances and by an increase in trade receivables. The cash outflow was partially offset by a decrease in costs incurred in relation to contracts in progress, by an increase in other payables and accrued expenses, and by amortization of deferred stock-based compensation.

The net cash provided by investment activities for the year ended December 31,
2007 was $1,470 compared with $19,366 used in investment activities for the year ended December 31, 2006. The cash provided by investment activities for fiscal
2007 was a result of disposal of property and equipment net of purchases of new equipment.

Our net cash inflow from financing activities for the year ended December 31,
2007 was $2,223,879 compared with $885,908 for the year ended December 31, 2006.
The net cash inflow from financing activities for fiscal year 2007 was generated primarily from the proceeds of the issuance of shares, net of issuance expenses and from a convertible loan, off-set by an increase in short-term credit from financial institutions.

For further information relating to an investment in our company by Keren Katzir
Debenture for Investment Ltd., see under "Material Agreements" later in this
Item 6.

Other than as otherwise mentioned in this quarterly report, there were no material long term loans, commitments or off-balance sheet guarantees as of
December 31, 2007.

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

OFF-BALANCE SHEET ARRANGEMENTS

As of December 31, 2006, we did not have any off-balance sheet arrangements that had or were reasonably likely to have a current or future effect on our financial condition, changes in future condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

NO SIGNIFICANT REVENUES AND LACK OF FUNDS

We have accumulated losses since our inception in the amount of $11,030,385 and currently have no material revenues. Our inability to generate revenues and profits from products we have introduced onto the market could cause us to go out of business, and for our investors to lose their entire investment.

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

Our independent auditors stated in their report accompanying the financial statements for the fiscal year ended December 31, 2007 that we have not yet generated sufficient revenues from our operations and are dependent on external sources for financing its operations. Additionally we have incurred recurring net losses, negative cash flows from operations and a negative working capital.
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

LOW VOLUME TRADE

The shares of our common stock are listed on the OTC Bulletin Board and as a result, our shares are sporadically or "thinly-traded" meaning that the number of persons interested in purchasing our shares at or near ask prices at any given time may be relatively small or non-existent. This situation is attributable to a number of factors, including the fact that we are a small company, relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume, and that even if we came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an unproven company or purchase or recommend the purchase our shares. As a consequence, there may be periods of several days or more when trading activity in our shares is minimal or non-existent, as compared to other issuers which have a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price. We cannot give any assurance that a broader or more active public trading market for the shares of its common stock will develop or be sustained, or that current trading levels will be sustained.

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

MATERIAL AGREEMENTS

INVESTMENT BY KEREN KATZIR DEBENTURE FOR INVESTMENT LTD.

In July 2007 we executed an investment agreement, or the Katzir Investment, which was consummated on July 19, 2007 with `Keren Katzir Debenture for
Investment Ltd.' or Katzir, an Israeli investment company publicly traded on the
Tel- Aviv Stock Exchange which specializes in investing in industrial companies, pursuant to which we issued (i) 10,000,000 shares of our common stock, equal to approximately 27.3% of our issued and outstanding share capital
(post-investment) in consideration for $2 million and (ii) a three year warrant for the purchase of up to 3,846,154 shares of our common stock for an exercise price of $0.26 per share in consideration for an additional $20,000. As part of the Katzir Investment, certain of our shareholders who hold collectively greater than 50% of our issued and outstanding shares entered into an agreement pursuant to which they agreed to vote their shares in favor of a board comprised of 11 members, 5 of whom would be nominated by Katzir.

PURCHASE AGREEMENT WITH A SPANISH CUSTOMER

On June 28, 2006, we entered into a purchase agreement for the sale of our hydroponics greenhouses to a Spanish customer for Euro 1.8 million. The purchase agreement also provides the customer with an option to purchase two further systems for an aggregate of an additional Euro 3.6 million. The agreement was fully recognized during year 2007.

CLAL INVESTMENTS LTD.

(1)  Pursuant to a series of investment agreements between February 2005 and
     January 2006 (the "PIPE Agreements"), we issued several investors including
     Clal Investments Ltd., ("Clal") (which also represented the investors), an aggregate of 6,000,000 shares of our common stock for an aggregate purchase price of $1,500,000 (the "Investment Shares"). Pursuant to the PIPE
     Agreements we also issued warrants to the investors, which warrants have since expired without having been exercised.The Investment Shares are included in a Form SB-2 which was declared effective on October 4, 2006. As a result, we didn't pay the investors and Clal any fine with regards to the said registration statement.

(2)  On March 14, 2006, we entered into an agreement with Clal for the provision of past and future services provided to us by Clal in securing part of the investments mentioned above. Under the agreement, Clal is entitled to an aggregate payment of $30,000 +VAT (of which $22,000 + VAT has previously been paid) and to A-1 Warrants for the purchase of an additional 180,000 shares of our common stock (of which 82,500 warrants have previously been issued to Clal) and A-2 Warrants for the purchase of additional 180,000 shares of our common stock (of which 82,500 warrants have previously been issued to Clal).

(3)  On November 16, 2004, we entered into a service agreement with a consultant whereby the consultant will present us to potential investors and as part of the success-based consideration. Following the PIPE Agreements for which he provided services, the consultant is entitled to A-1 Warrants for the purchase of 27,500 shares of our common stock and A-2 Warrants for the purchase of 27,500 shares of our common stock under the same terms and conditions detailed in the PIPE agreement.

ITEM 7 FINANCIAL STATEMENTS

Our financial statements, as of December 31, 2007 and for the two years then ended are included in this Report and appear at pages F-1 through F-27.

ITEM 8 CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING FINANCIAL
       DISCLOSURE

There have been no change in and disagreements with our accountants on accounting financial disclosure.

ITEM 8A(T) CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES.

Our management, including our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our management concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective such that the information required to be disclosed by us in reports filed under the Securities
Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) accumulated and communicated to our management, including our President, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

MANAGEMENT'S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the
Securities Exchange Act of 1934, as amended) for us.

In order to ensure whether our internal control over financial reporting is effective, management has assessed such controls for its financial reporting as of December 31, 2007. This assessment was based on criteria for effective internal control over financial reporting described in Internal
Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

In performing this assessment, management has identified the following material weaknesses:

Absence of adequate segregation of duties relating to oversight and management of our systems. This resulted primarily from the fact that certain part of the work of our chief financial officer is not monitored or reviewed. The absence of adequate segregation of duties may have an affect on the systems which we use in the evaluation and processing of certain accounts and areas and in the posting and recording of journal entries into certain accounts, as described below:

     o    REVENUE & RECEIVABLES PROCESS - There was a material weakness in the sub-process of `Expenses/Costs Related To Recognized Revenues' which resulted from the fact that there are certain calculations (such as
          (i) processing of purchase orders or other commercial engagements signed with customers, and (ii) distribution & delivery of goods sold to customers) that are made by our chief financial officer and which are not reviewed or approved by anyone else.

     o    PURCHASING & INVENTORY PROCESSES in Relation to the Allocations
          between Expense and Inventory - There was a material weakness in the sub-processes of `Purchasing and Recording Inventory' which resulted from the fact that there are certain calculations in relation to capitalizations of purchasing to Inventory, that are made by our chief financial officer and which are not reviewed by anyone else.

     o    FINANCIAL STATEMENTS CLOSING PROCESS- There was a material weakness in the process of closing our financial statements which resulted from the fact that the work of our chief financial officer in this process
          (starting with processing the trial balance, through the evaluation and implementation of policies and accounting issues, until the complete production of comprehensive financial statements) is not reviewed by anyone else.

     o    TREASURY AND CASH PROCESS - There was a material weakness in the sub-process of debt management which resulted from the fact that our chief financial officer manages, evaluates, and discloses all matters which relate to debts, convertible loans, hybrid debts, issuance expenses, interest, etc. whose work is not reviewed by anyone else.

As a result of these material weaknesses in our internal control over financial reporting, our management concluded that our internal control over financial reporting, as of December 31, 2007, was not effective based on the criteria set forth by COSO in Internal Control - Integrated Framework. A material weakness in internal control over financial reporting is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis.

MANAGEMENT'S PLAN FOR REMEDIATION OF MATERIAL WEAKNESSES

In light of the conclusion that our internal control over financial reporting was not effective, our management is in the process of implementing a plan intended to remediate such ineffectiveness and to strengthen our internal controls over financial reporting through the implementation of certain remedial measures, which include:

     o    Improving the control and oversight of the duties relating to the systems we use in the evaluation and processing of certain accounts and areas and in the posting and recording of journal entries into certain accounts (in which material weaknesses have been identified as described above);

     o    The segregation of duties relating to the processing of accounts and the recording of journal entries into certain accounts; and

     o    Obtaining the assistance of experienced financial personnel to enhance our financial reporting capabilities by overseeing and reviewing the chief financial officer's work

We have commenced implementing controls to address the segregation of duties relating to the systems we use in the evaluation and processing of certain accounts and areas and in the posting and recording of journal entries into certain accounts (in which material weaknesses have been identified as described above). Additionally, we intend to actively obtain the assistance of experienced financial personnel to enhance our financial reporting capabilities by reviewing/overseeing the chief financial officer's work.

This annual report does not include an attestation report of our public accounting firm regarding internal control over financial reporting.
Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange
Commission that permit us to provide only management's report in this annual report.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of the Company has evaluated, with the participation of the Chief
Executive Officer of the Company, any change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the
Exchange Act) that occurred during the fourth fiscal quarter of the period covered by this Annual Report on Form 10-KSB. There were no changes in our internal control over the financial reporting identified in that evaluation that occurred during the fourth fiscal quarter of the period covered by this Annual
Report on Form 10-KSB that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. However, since
January 1, 2008, we have commenced implementing controls to address the segregation of duties relating to the systems we use in the evaluation and processing of certain accounts and areas and in the posting and recording of journal entries into certain accounts (in which material weaknesses have been identified as described above). Additionally, we intend to actively obtain the assistance of experienced financial personnel to enhance our financial reporting capabilities by reviewing/overseeing the chief financial officer's work.

                                    PART III

ITEM 9 DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT; COMPLIANCE WITH
     SECTION 16(A) OF THE EXCHANGE ACT

Our executive officers and directors and their ages as of the date of this report are as follows:

      Name                    Age       Position
      ----                    ---       --------

      Gideon Sturlesi         49        Chairman of Board of Directors
      Heli Ben-Nun            56        Chief Executive Officer, Director
      Yaron Shalem            35        Chief Financial Officer
      Arieh Keidan            58        Director
      Yaacob Hannes           71        Director
      Ohad Hessel             39        Director
      Rami Mandola            49        Director
      Yossi Levi              47        Director
      Meir Meiran             32        Director
      Rona Rephaely           26        Director
      Amnon Sudri             45        Director

BIOGRAPHIES OF EXECUTIVE OFFICERS AND DIRECTORS

Mr. Gideon Sturlesi - Mr. Sturlesi was appointed to serve on our board of directors and act as its chairman on November 5, 2007. Mr. Sturlesi is the founder and since 2001 has been serving as a general partner of BioMedical
Israel Ltd., a private life-science fund. Since 2004 Mr. Sturlesi has served as a venture partner in Ofer Hi-Tech LP, a leading investor in technology-based
Israeli-related companies. Mr. Sturlesi is also a co-founder and since 1996 till
2001 has served as Executive Vice President of Galil Medical Ltd., a developer of minimal invasive devices for use in urology, general surgery and interventional MRI, and a founder and CEO of their US subsidiary, Galil Medical
Inc. Additionally, from 1989 until 1996 Mr. Sturlesi served as a divisional director for marketing & business development and as a group manager of R&D in
Rafael Israel's Armaments Development Authority. Mr. Sturlesi holds a Master's degree (cum-laude), in Engineering from Technion Institute of Technology, Haifa,
Israel.

Mrs. Rachel Ben-Nun - Since January 2, 2006, Mrs. Ben-Nun has served as our
Chief Executive Officer and since February 19, 2006 Mrs Ben-Nun has served as a member of our Board of Directors. Mrs. Ben-Nun is a co-founder of Arel
Communication and Software Ltd. ("Arel") and a co-founder of Arelnet Ltd.
("ArelNet") a leading provider of VOIP systems. Mrs. Ben-Nun was the CEO of Arel during its initial public offering on the NASDAQ National Market in 1994 and
Arelnet's CEO during its initial public offering on the Tel-Aviv Stock Exchange
(TASE: ARNT) in 2000 and at the time of its acquisition in June 2005 by Airspan
Networks Inc., a Washington company traded on the Nasdaq National Market
(NASDAQ: AIRN). Mrs. Ben-Nun has over 25 years of experience in the Hi-Tech industry mainly in management and development of Telecommunication systems and software. Mrs. Ben-Nun holds a Master's degree, in Industrial Engineering from
Ben-Gurion University, Israel.

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

Mr. Yaacob Hannes - Mr. Hannes has served on our board of directors since 2003.
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

Mr. Amnon Sudri - Mr. Sudri was appointed to serve on our board of directors on
August 13, 2007. Mr. Sudri has been serving as a director in Katzir Fund
Debentures for Investments Ltd., a public fund traded on the TASE, since August
2007, and as chairman of the board of directors of Galil Mountain Winery since
December 1999. Until December 2006, Mr. Sudri served as CEO of Paskal
Technologies. Additionally, between the years 1998 and 2003, Mr. Sudri served as
CEO of Kibbutz Yiron and prior to that, as CFO of Kibbutz Yiron. Mr. Sudri holds a B.A degree in Management & Economics from Rupin Academic Center, Israel.

Mr. Rami Mandola - Mr. Mandola was appointed to serve on our board of directors on July 19, 2007. Mr. Mandola is the founder of Katzir Fund Debentures for investments Ltd., a public fund traded on the TASE, and has been acting as its
CEO since January 2006. Until 2006, Mr. Mandola served as partner with Ernst &
Young Israel. For the last decade, Mr. Mandola has accompanied companies into the stock market, private placements and strategic partnerships. Mr. Mandola holds a C.P.A license (Isr.) and a B.A degree in Economics & Accounting from
Tel-Aviv University, Israel.

Mr. Yossi Levi - Mr. Levy was appointed to serve on our board of directors on
July 19, 2007. Mr. Levy has been serving as a Chief Analyst in Katzir Fund
Debentures for investments Ltd., a public fund traded on the TASE, since July
2007. Between the years 1997 and 2006, Mr. Levy served as the CFO of Gibor Sport
Active Wear, an international manufacturer of branded textile from Israel.

Mr. Meir Miran - Mr. Miran was appointed to serve on our board of directors on
July 19, 2007. Mr. Miran has been serving as CFO of Katzir Fund Debentures for investments Ltd., a public fund traded on the TASE, since January 2006. Between the years 2003 and 2006, Mr. Miran was a manager with E&Y Israel. Mr. Miran holds a C.P.A license (Isr.) and a B.A degree in Economics & Accounting from
Hebrew University, Jerusalem, Israel.

Ms. Rona Rephaely - Miss Rephaely was appointed to serve on our board of directors on July 19, 2007. Miss Rephaely has been serving as an operational manager in Katzir Fund Debentures for investments Ltd., a public fund traded on the TASE, since January 2006. Miss Rephaely holds a B.A degree, in Biochemistry and Food science from Hebrew University, Jerusalem, Israel.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Section 16(a) of the Exchange Act, as amended, requires our executive officers, directors and persons who beneficially own more than 10% of our common stock to file reports of their beneficial ownership and changes in ownership, Forms 3, 4 and 5, and any amendment thereto, with the SEC. Executive officers, directors, and greater-than-ten percent holders are required to furnish us with copies of all Section 16(a) forms they file. Based on our review of the activity of our officers and directors for the fiscal year ended December 31, 2007, we believe all Forms 3, 4 or 5 were timely filed.

CODE OF ETHICS

On August 13, 2007, we adopted a formal Code of Ethics, that applies to all of our employees, officers and directors, including our Chief Executive Officer, our Chief Financial Officer and our principal accounting officer or controller or other persons performing similar functions.

Copies of our code of ethics will be available at our executive offices upon request.

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

                                                                                 Non-Equity      Nonqualified
                                                                                 Incentive         Deferred
  Name and                                            Stock       Option           Plan          Compensation        All Other
  Principal                   Salary        Bonus     Awards      Awards*       Compensation        Earnings       Compensation
  Position        Year          ($)          ($)       ($)          ($)             ($)               ($)               ($)
    (a)            (b)          (c)          (d)       (e)          (f)             (g)               (h)               (i)
-------------   ---------   -----------   --------   --------   ------------   ---------------   --------------   ---------------
Gideon            2007            -           -          -             -                 -                -                 -
Sturlesi
-Chairman         2006
(1)               (N/A)
-------------   ---------   -----------   --------   --------   ------------   ---------------   --------------   ---------------
Lior              2007      139,500 (2)       -          -        19,323 (3)             -                -                 -
Hessel-
Previous
Chairman          2006      117,018 (2)                           58,180 (3)
-------------   ---------   -----------   --------   --------   ------------   ---------------   --------------   ---------------
Heli Ben-         2007      129,412 (4)       -          -        78,750 (5)             -                -                 -
Nun -
CEO &
Director          2006      113,448 (4)                          157,500 (5)
-------------   ---------   -----------   --------   --------   ------------   ---------------   --------------   ---------------
Yaron             2007       96,323 (6)       -          -        17,167 (7)             -                -                 -
Shalem -
CFO               2006       81,504 (6)                           27,500 (7)
-------------   ---------   -----------   --------   --------   ------------   ---------------   --------------   ---------------

(1)  We have not entered into any agreement for compensation with Mr. Gideon
     Sturlesi.

(2)  On May 2, 2006 we entered into an employment agreement with Mr. Lior
     Hessel, who served on our Board of Directors until November 4, 2007, which replaced his previous employment agreement dated November 1999. The new agreement provides for an annual base salary of approximately U.S. $80,000 plus certain benefits, including a pension plan. Each side may terminate the agreement upon 180 days notice. On December 18, 2007 our employment of
     Mr. Hessel was terminated.

(3)  On December 29, 2005, we granted Mr. Hessel 360,000 options to purchase shares of our common stock with an exercise price of $0.187 per share. The options vest over 2 years and are exercisable for a period of 10 years following the grant. The weighted fair market value of the options as calculated in accordance with FAS 123R is $0.22 per share, constituting a total benefit at the date of grant of $77,715, amortizing equally over the vesting period, with an expense of $19,323 and $58,180 being recorded for fiscal years 2007 and 2006, respectively. For more information see, note 10
     D of our annual financial statements for the year ended December 31, 2007.

(4)  On May 2, 2006 we entered into an employment agreement with Rachel Ben-Nun, our CEO, which replaced the initial letter of intent entered into with her on January 1, 2006. The employment agreement provides for an annual base salary of approximately U.S. $80,000 plus certain benefits, including a vehicle and insurance and pension policies. Each side may terminate the agreement upon 180 days notice. On July 19, 2007 we approved an agreement and undertaking by Mrs. Ben-Nun, that in consideration for our agreeing to extend the exercise period of Mrs. Ben-Nun's options to purchase shares of our common stock to twenty-four months, the execution of the Katzir
     Investment and the issuance of securities to Katzir thereunder would not cause acceleration of the vesting of her option.

(5)  On January 2, 2006, we granted Ms. Ben Nun 1,500,000 options to purchase shares of our common stock with an exercise price of $0.20 per share. The options vest over 3 years and are exercisable for a period of 10 years following the grant. The weighted fair market value of the options as calculated in accordance with FAS 123R is $0.21 per share, constituting a total benefit at the date of grant of $315,000, amortizing equally over the vesting period, with an expense of $78,750 and $157,500 being recorded for fiscal year 2007 and 2006, respectively. Additionally, according to the employment agreement, should we complete a re-organization, merger, acquisition or similar transaction with an unaffiliated third party, in which we issue at least 25% of our share capital outstanding at such time, then in the event that Ms. Ben-Nun's employment is terminated for any reason within 12 months of the completion of such transaction, all of Ms.
     Ben-Nun's unvested options shall become immediately exercisable. For more information see, note 10 D of our annual financial statements for the year ended December 31, 2007.

(6)  On May 2, 2006 we entered into an employment agreement with Yaron Shalem, our CFO, which replaced the initial letter of intent entered into with him on February 15, 2006. The employment agreement provides for an annual base salary of approximately U.S. $61,000 plus certain benefits, including a vehicle and insurance and pension policies. Each side may terminate the agreement upon 90 days notice. On July 19, 2007 we approved an agreement and undertaking signed by Mr. Shalem, that in consideration for our agreeing to extend the exercise period of Mr, Shalem's options to purchase shares of our common stock to twenty-four months, the execution of the
     Katzir Investment and the issuance of securities to Katzir thereunder would not cause acceleration of the vesting of his option.

(7)  On February 19, 2006, we granted Mr. Shalem 250,000 options to purchase shares of our common stock with an exercise price of $0.25 per share and on and on April 16, 2007 we granted Mr. Shalem 50,000 options to purchase shares of our common stock with an exercise price of $0.26 per share. The options vest over 3 years and are exercisable for a period of 10 years following the grant. The weighted fair market value of the options as calculated in accordance with FAS 123R is $0.22 and $0.16 per share, respectively, constituting a total benefit at the date of grant of $55,000 and $8,000, amortizing equally over the vesting period, with an expense of
     $17,167 and $27,500 being recorded for fiscal years 2007 and 2006, respectively. Additionally, according the employment agreement, should we complete a re-organization, merger, acquisition or similar transaction with an unaffiliated third party, in which we issue at least 25% of our share capital outstanding at such time, then in the event that Mr. Shalem's employment is terminated for any reason within 12 months of the completion of such transaction, all of Mr. Shalem's unvested options shall become immediately exercisable. For more information see, note 10 D of our annual financial statements for the year ended December 31, 2007.

The following table provides a summary of the outstanding equity awards held by
Named Executive Officers, as of December 31, 2007:

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
                 Underlying    Underlying    Underlying                                that     that    Rights      That
                 Unexercised  Unexercised     Uxercised       Option      Option       have     have     That       Have
Name and           Options      Options       Unearned       Exercise   Expiration      not     not     Have Not     Not
Principal            (#)          (#)          Options        Price        Date       Vested   Vested    Vested    Vested
Position         Exercisable Unexercisable       (#)           ($)         ($)          (#)      ($)      (#)        (#)
   (a)               (b)          (c)            (d)           (e)         (f)          (g)      (h)      (i)        (j)
-------------    ----------- -------------  -------------  -----------  ----------  ---------  ------  ---------  --------
Lior Hessel         360,000                       -           $0.187    December         -       -        -           -
(1)                                                                     29, 2015
-------------    ----------- -------------  -------------  -----------  ----------  ---------  ------  ---------  --------
Heli Ben-Nun        750,000      750,000          -           $ 0.20    January 2,       -       -        -           -
- CEO &                                                                 2016
Director (2)
-------------    ----------- -------------  -------------  -----------  ----------  ---------  ------  ---------  --------
Yaron                12,500       37,500          -           $ 0.26    April 16        -       -        -           -
Shalem -                                                                2017
CFO (3)             125,000      125,000                      $ 0.25    February
                                                                        19, 2016
-------------    ----------- -------------  -------------  -----------  ----------  ---------  ------  ---------  --------

During the fiscal year 2007 none of the Named Executive Officers exercised options at fiscal year end.

The following table presents the compensation of each of our directors for the year ended December 31 2007:

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
                                                                      Nonqualified
                Fees                                  Non-Equity        Deferred
              Earned or      Stock        Option    Incentive Plan    Compensation      All Other
              Paid In       Awards        Awards     Compensation       Earnings      Compensation      Total
   Name *       Cash          ($)          ($)            ($)             ($)              ($)           ($)
    (a)          (b)          (c)          (d)            (e)             (f)              (i)           (j)
------------- ----------- ------------ ----------- ---------------- --------------- ---------------- -----------
Arieh Keidan         -         -         2,684 (1)        -               -                -               2,684
------------- ----------- ------------ ----------- ---------------- --------------- ---------------- -----------
Yaacob Hannes   4,910 (2)      -         5,397 (3)        -               -                -              10,307
------------- ----------- ------------ ----------- ---------------- --------------- ---------------- -----------
Ohad Hessel          -         -         1,611 (4)        -               -                -               1,611
------------- ----------- ------------ ----------- ---------------- --------------- ---------------- -----------
Rami Mandola         -         -             - (5)        -               -                -                   -
------------- ----------- ------------ ----------- ---------------- --------------- ---------------- -----------
Yossi Levi           -         -             - (5)        -               -                -                   -
------------- ----------- ------------ ----------- ---------------- --------------- ---------------- -----------
Meir Meiran          -         -             - (5)        -               -                -                   -
------------- ----------- ------------ ----------- ---------------- --------------- ---------------- -----------
Rona Rephaely        -         -             - (5)        -               -                -                   -
------------- ----------- ------------ ----------- ---------------- --------------- ---------------- -----------
Amnon Sudri          -         -             - (5)        -               -                -                   -
------------- ----------- ------------ ----------- ---------------- --------------- ---------------- -----------

*    Details regarding compensation paid to Mrs. Heli Ben-Nun who is a member of our board of directors are included earlier in this Item 10.

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
     vesting period, with an expense of $2,684 and $8,081 being recorded for fiscal years 2007 and 2006, respectively. For more information see, note 10
     D of our annual financial statements for the year ended December 31, 2007.

(2)  On March 26, 2007, our Board of Directors approved the payment to Mr.
     Hannes of external director fees upon terms equivalent to the terms set forth in the Israel Companies Law and Regulations for an external director of a publicly traded Israeli company of the size of OrganiTech USA Inc.
     commencing January 1, 2007. These fees are in the approximate amount of NIS
     15,000 per year, plus approximately NIS 1000 per each Board meeting he attends.

(3)  On December 29, 2006, we granted Mr. Yaakob Hannes 100,000 options to purchase shares of our common stock with an exercise price of $0.187 per share. The options vest over 3 years and are exercisable for a period of 10 years following the grant. The weighted fair market value of the options as calculated in accordance with FAS 123R is $0.22 per share, constituting a total benefit at the date of grant of $21,587, amortizing equally over the vesting period, with an expense of $5,397 and $10,784 being recorded for fiscal years 2007 and 2006, respectively. For more information see, note 10
     D of our annual financial statements for the year ended December 31, 2007.

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
     vesting period, with an expense of $1,611 and $4,848 being recorded for fiscal years 2007 and 2006, respectively. For more information see, note 10
     D of our annual financial statements for the year ended December 31, 2007.

(5)  Pursuant to the Katzir Investment, we pay Katzir a Management Fee. For
     information on the Management Fee, see Item 12 later in this Annual Report.
     We have not entered into any agreement for compensation with the directors appointed by Katzir.

ITEM 11 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
     RELATED STOCKHOLDER MATTERS

For securities authorized for issuance under equity compensation plans, see ITEM
5(d) earlier in this Annual Report.

In this Item, a person is deemed to be a beneficial owner of securities that can be acquired by such person within 60 days from the filing of this report upon the exercise of options and warrants or conversion of convertible securities.
Each beneficial owner's percentage ownership is determined by assuming that options, warrants and convertible securities that are held by such person (but not held by any other person) and that are exercisable or convertible within 60 days from the filing of this report have been exercised or converted. Except as otherwise indicated, and subject to applicable community property and similar laws, each of the persons named has sole voting and investment power with respect to the shares shown as beneficially owned. All percentages are determined based on 36,632,642 shares issued and out standing on December 31,
2007.

(a)  Security ownership of certain beneficial owners.

     The table below sets forth the beneficial owners or groups of beneficial owners (with the exception of our executive officers and directors) who are known by us to beneficially own more than 5% of our outstanding common stock, as of February 27, 2008.

(1) Title of Class    (2) Name of Beneficial Owner   (3) Amount and Nature of    (4) Percent of Class
                                                       Beneficial Ownership
------------------    ----------------------------   ------------------------    --------------------

Common                BLM NV                                    5,448,416 (1)                  14.85%
Common                Keren Katzir Debenture for
                      Investment Ltd. (2)                      13,846,154 (3)                  34.21%

                      TOTAL AS A GROUP                         19,294,570                      47.61%

(1)  Includes an option to purchase 46,242 ordinary shares exercisable within 60 days

(2)  Rami Mandola, Yossi Levi, Meir Miran, Rona Rephaely and Gideon Sturlesi are
     directors appointed by Katzir pursuant to the Katzir Investment and are office holders of Katzir, and therefore may be considered, together, to be the beneficial holders of the 27.3% of our issued share capital held by
     Katzir.

(3)  Includes 3,846,154 shares of common stock issuable upon the exercise of warrants which are exercisable within 60 days.

(b)  Security ownership of management

     The following tables, sets forth information, as of February 27, 2008, regarding stock ownership of our executive officers, all directors, and all our directors and officers as a group:

(1) Title of Class    (2) Name of Beneficial Owner   (3) Amount and Nature of        (4) Percent of Class
                                                      Beneficial Ownership(a)
------------------    ----------------------------   ------------------------        --------------------

Common                Lior Hessel (1)                       3,900,288 (1)                   10.54%
Common                Shmuel Hessel (2)                        50,000 (2)                    0.14%
Common                Ohad Hessel                             230,000 (3)                    0.63%
Common                Arie Keidan                              50,000 (4)                    0.14%
Common                Simon Zenaty (5)                      1,821,699 (5)                    4.96%
Common                Yaacob Hannes                            90,000 (6)                    0.25%
Common                Heli Ben-Nun                          2,325,000 (7)                    6.16%
Common                Yaron Shalem                            400,000 (8)                    1.09%

                      ALL OFFICERS AND DIRECTORS
                      AS A GROUP                            8,866,987 (1)-(8)               22.98%(1)-(8)

(1)  Includes an option to purchase 360,000 ordinary shares exercisable within
     60 days. Mr. Hessel resigned from our Board of Directors on July 23, 2007.

(2)  Includes an option to purchase 50,000 ordinary shares exercisable within 60 days. Mr. Hessel resigned from our Board of Directors on July 19, 2007.

(3)  Includes an option to purchase 30,000 ordinary shares exercisable within 60 days.

(4)  Includes an option to purchase 50,000 ordinary shares exercisable within 60 days.

(5)  Includes an option to purchase 60,000 ordinary shares exercisable within 60 days and 1,109,090 shares held by SH.A Gali Ltd., a company controlled by
     Simon Zenaty. Mr. Zenaty resigned from our Board of Directors on July 19,
     2007.

(6)  Includes an option to purchase 75,000 ordinary shares exercisable within 60 days.

(7)  Includes an option to purchase 1,125,000 ordinary shares exercisable within
     60 days.

(8)  Includes an option to purchase 200,000 ordinary shares exercisable within
     60 days.

ITEM 12 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

(a)  We have been engaged in the following transactions with related persons since the beginning of fiscal year 2007:

THE KATZIR INVESTMENT

For information on the Katzir Investment, see `Material Agreements'.

MONTHLY MANAGEMENT FEE TO KEREN KATZIR DEBENTURE FOR INVESTMENT LTD.

As part of the Katzir Investment, we agreed to pay the Chairman of the Board a monthly fee in the amount of US $5,000, plus reimbursement of expenses, or
Management Fee, for so long as Katzir holds at least 14% of the issued and outstanding share capital of the Company. Since the completion of the
Investment, the Management Fee has been paid directly to Katzir pursuant to a provision in the Investment agreement, which entitles the Management Fee to be assigned by the Chairman to Katzir.

RACHEL BEN-NUN EMPLOYMENT AGREEMENT

For information on the Employment Agreement of Rachel Ben-Nun, see footnote (4)
to the first table under Item 10 - Executive Compensation.

YARON SHALEM EMPLOYMENT AGREEMENT

For information on the Employment Agreement of Yaron Shalem, see footnote (6) to the first table under Item 10 - Executive Compensation.

(b)  Director Independence

Of our directors, Yaacob Hannes is an independent director as defined by the independence standard under Section (b)(1) of Rule 10A-3 of the Securities
Exchange Act of 1934.

CURRENT NON-INDEPENDENT DIRECTORS

None of the following directors may be deemed to be an independent director as defined by the aforementioned standard, due to the following reasons:

     1.   Rami Mandola, Gideon Storlezi, Amnon Sudri, Yossi Levi, Meir Merian
          and Rona Rephaely are either executive officers of Katzir, employees of Katzir or nominated solely by Katzir.

     2.   Heli Ben-Nun is an executive officer of the Company.

     3.   Arieh Keidan is a controlling shareholder of one of our principal shareholders, BLM NV.

     4.   Ohad Hessel is a family member of one of our major shareholders, Lior
          Hessel, who holds more than 10% of our issued share capital.

PAST NON-INDEPENDENT DIRECTORS

None of the following persons who served on our board of directors during any part of the last completed fiscal year may be deemed to be an independent director as defined by the aforementioned standard, due to the following reasons:

     1.   Yossi Hevron was an executive officer of Katzir.

     2.   Lior Hessel was an executive officer of the Company.

     3.   Shimon Zenaty is a shareholder of the Company.

     4.   Samuel Hessel is a family member of Lior Hessel, who acted as an executive officer of the Company until November 4, 2007, and who is one of our major shareholders.

ITEM 13 EXHIBITS AND REPORTS ON FORM 8K

(a)  EXHIBITS

EXHIBIT No.    Description
-----------    -------------------------------------------------------------------------------------------------

3.1            Certificate of Incorporation of the Company. (1)

3.2            Bylaws of the Company (1)

3.3            Amendment to Bylaws (2)

10.1           1997 Stock Award Plan. (3)

10.2           Incentive Stock Option Plan. (3)

10.3           Agreement between OrganiTECH Ltd. and OCS, dated January 30, 2002 (English Translation). (4)

10.4           Investment Agreement between the Company and Keren Katzir Debenture for Investment Ltd., dated
               July 10, 2007. (5)

10.5           Registration Rights Agreement between the Company and Keren Katzir Debenture for Investment Ltd.,
               dated July 19, 2007. (5)

10.6           Form of Common Stock Purchase Warrant issued to Keren Katzir Debenture for Investment Ltd. (5)

21.1           Subsidiaries of the Registrant. (6)

23.1           Consent of Kost Forer Gabbay & Kasierer +

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

(2)  Incorporated by reference to exhibits filed with the Company's Form 8-K, filed with the Commission on November 26, 2007.

(3)  Incorporated by reference to exhibits filed with the Company's Registration
     Statement on Form S-8, filed February 21, 1997, registration number
     333-22203.

(4)  Incorporated by reference to exhibits filed with the Company's Form 10-KSB, filed with the Commission on April 15, 2002.

(5)  Incorporated by reference to exhibits filed with the Company's Form 8-K, filed with the Commission on July 23, 2007.

(6)  Incorporated by reference to exhibits filed with the Company's Form
     10-KSB/A, filed with the Commission on August 23, 2005.

+Filed herewith.

     (b)  REPORTS ON FORM 8-K.

Our current reports on Form 8-K filed since the date of filing our previous
Annual Report on Form 10-KSB/A, March 27, 2007 are as follows:

o    Report on Form 8-K filed on February 7, 2007.

o    Report on Form 8-K filed on July 5, 2007.

o    Report on Form 8-K filed on July 11, 2007.

o    Report on Form 8-K filed on July 23, 2007.

o    Report on Form 8-K filed on August 14, 2007.

o    Report on Form 8-K filed on November 6, 2007.

o    Report on Form 8-K filed on November 26, 2006.

ITEM 14 PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our board of directors reviews and approves audit and permissible non-audit services performed by its independent accountants, as well as the fees charged for such services. In its review of non-audit service fees and its appointment of the firm Kost, Forer, Gabbay, & Kasierer, member of Ernst & Young Global, as our independent registered accounting firm, the board of directors considered whether the provision of such services is compatible with maintaining independence. All of the services provided and fees charged by Kost, Forer,
Gabbay, & Kasierer in 2007 were approved by the board of directors.

AUDIT FEES

The aggregate fees billed by our independent registered accounting firm, Kost,
Forer, Gabbay, & Kasierer, for professional services for the audit of our annual financial statements for 2007 and 2006 were $50,000 and $50,000, respectively, net of expenses.

The aggregate fees billed by our independent registered accounting firm, Kost,
Forer, Gabbay, & Kasierer, for other services (including Tax services) for the years 2007 and 2006 were $20,000 and $21,000, respectively, net of expenses.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 27, 2008.

ORGANITECH USA, INC.

By: /s/ Gideon Sturlesi
-----------------------
Gideon Sturlesi, Chairman of the Board of Directors

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant on August 27, 2008, in the capacities indicated.

By: /s/ Gideon Sturlesi            Chairman of the Board of Directors
-----------------------
Gideon Sturlesi

By: /s/ Rachel Ben-Nun             Director and Chief Executive Officer
----------------------
Rachel Ben-Nun

By: /s/ Ohad Hessel                Director
----------------------
Ohad Hessel

By: /s/ Arieh Keidan               Director
----------------------
Arieh Keidan

By: /s/ Yaacob Hannes              Director
----------------------
Yaacob Hannes

By: /s/ Rami Mandola               Director
----------------------
Rami Mandola

By: /s/ Amnon Sudri                Director
----------------------
Amnon Sudri

By: /s/ Yossi Levi                 Director
----------------------
Yossi Levi

By: /s/ Meir Meiran                Director
----------------------
Meir Meiran

By: /s/ Rona Rephaely              Director
----------------------
Rona Rephaely

By: /s/ Yaron Shalem               Chief Financial Officer (Principal Accounting Officer)
----------------------
Yaron Shalem

                                       41

                            ------------------------
                              ORGANITECH USA, INC.
                            ------------------------

                        CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 2007

                            ------------------------
                              ORGANITECH USA, INC.
                            ------------------------

                        CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 2007

                                    CONTENTS

                                                                Page
                                                                -----

Report of Independent Registered Public Accounting Firm          F-3

Consolidated Balance Sheet                                       F-4

Consolidated Statements of Operations                            F-5

Statements of Changes in Shareholders` Deficiency                F-6

Consolidated Statements of Cash Flows                            F-7

Notes to the Consolidated Financial Statements                F-8 - F-27

                                     F - 2

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

                  TO THE BOARD OF DIRECTORS AND SHAREHOLDERS OF
                              ORGANITECH USA, INC.

We have audited the accompanying consolidated balance sheet of OrganiTech USA
Inc. ("the Company") and its subsidiary as of December 31, 2007 and the related consolidated statements of operations, changes in shareholders' deficiency and cash flows for each of the two years in the period ended December 31, 2007.
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

In our opinion, based on our audits the consolidated financial statements, referred to above, present fairly, in all material respects, the consolidated financial position of the Company and its subsidiary as of December 31, 2007 and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 2007, in conformity with U.S.
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

Haifa, Israel                                 KOST FORER GABBAY & KASIERER
February 27, 2008                           A Member of Ernst & Young Global

                                     F - 3

                                                            ORGANITECH USA, INC.
CONSOLIDATED BALANCE SHEET
--------------------------------------------------------------------------------
IN U.S. DOLLARS (EXCEPT SHARE DATA)

                                                                     DECEMBER 31,
                                                           NOTE         2007
                                                        ---------   ------------

 ASSETS

Current assets :

Cash and cash equivalents                                    (3)    $    909,551
Trade receivables                                                        277,596
Unbilled receivables                                                      76,306
Other receivables and prepaid expenses                       (4)          34,883
Related parties                                             (13)           1,508
Inventories                                                  (5)          70,545
                                                                    ------------

                                                                       1,370,389
                                                                    ------------
Long-term assets:

Long-term lease deposit                                                   13,372
Severance pay fund                                                        86,851
Property and equipment, net                                  (6)          92,860
                                                                    ------------

                                                                         193,083
                                                                    ------------

                                                                    $  1,563,472
                                                                    ============

LIABILITES AND SHAREHOLDERS' DEFICIENCY

 Liabilities :

 Trade payables                                              (7)         348,480
 Other payables and accrued expenses                         (8)       1,473,876
 Related parties                                            (13)          12,562
 Customers advances                                                      135,000
                                                                    ------------

                                                                       1,969,918
                                                                    ------------

 Convertible loan                                          (10A)         357,500
 Accrued severance pay                                                   175,856
                                                                    ------------

                                                                         533,356
                                                                    ------------

 Contingencies and commitments                               (9)

 Shareholders' deficiency                                   (10)

 Common shares of $0.001 par value, authorized
   - 80,000,000 shares, issued
   and outstanding - 36,632,642 shares                                    36,633
 Additional paid in capital                                           10,053,950
 Accumulated deficit                                                 (11,030,385)
                                                                    ------------

 Total shareholders' deficiency                                         (939,802)
                                                                    ------------

                                                                    $  1,563,472
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

                                     F - 4

                                                            ORGANITECH USA, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------
IN U.S. DOLLARS (EXCEPT SHARE DATA)

                                                                                   YEAR ENDED DECEMBER 31
                                                                               ------------------------------
                                                                  NOTE             2007              2006
                                                              ------------     ------------      ------------

Revenues                                                                       $  1,487,334      $  3,395,338

Cost of revenues                                                                  1,522,342         2,811,564
                                                                               ------------      ------------

Gross profit (loss)                                                                 (35,008)          583,774
                                                                               ------------      ------------

Research and development expenses                                                   319,120           510,163

Selling and marketing expenses                                                      663,083           848,504

General and administrative expenses                                                 581,684           637,529
                                                                               ------------      ------------

Total operating expenses                                                          1,563,887         1,996,196
                                                                               ------------      ------------

Operating loss                                                                   (1,598,895)       (1,412,422)

Financing income, net                                             (11)               42,499            32,661
                                                                               ------------      ------------

Net loss                                                                       $ (1,556,396)     $ (1,379,761)
                                                                               ============      ============

Basic and diluted net loss per common share                                    $      (0.05)     $      (0.05)
                                                                               ============      ============

Weighted average number of common shares outstanding used
   In basic and diluted net loss per share calculation                           31,165,609        26,133,738
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

                                     F - 5

                                                            ORGANITECH USA, INC.
STATEMENTS OF CHANGES IN SHAREHOLDERS' DEFICIENCY
--------------------------------------------------------------------------------
IN U.S. DOLLARS (EXCEPT SHARE DATA)

                                                         NUMBER OF        COMMON         ADDITIONAL                            TOTAL
                                                        OUTSTANDING       SHARES           PAID IN          DEFICIT         SHAREHOLDERS'
                                                       COMMON SHARES      CAPITAL         CAPITAL (1)     ACCUMULATED        DEFICIENCY
                                                       ------------     ------------     ------------     ------------      ------------
                                                       IN THOUSANDS
                                                       ------------

Balance as of January 1, 2006                                23,033     $     23,033     $  6,753,152     $ (8,079,228)     $ (1,303,043)

Common shares ($0.25) issued in April 2006                    3,600            3,600          880,900                -           884,500

Amortization of stock-based compensation                          -                -          353,575                -           353,575

Net loss                                                          -                -                -       (1,379,761)       (1,379,761)
                                                       ------------     ------------     ------------     ------------      ------------

Balance as of December 31, 2006                              26,633           26,633        7,987,627       (9,458,989)       (1,444,729)
Common shares ($0.20) issued in July 2007, net (*)           10,000           10,000        1,857,953                -         1,867,953

Amortization of stock-based compensation                          -                -          203,007                -           203,007

Warrants granted to non employees                                 -                -            5,363                -             5,363

Cumulative impact of change in accounting for
uncertainties in income taxes (Fin 48)                            -                -                -          (15,000)          (15,000)

Net loss                                                          -                -                -       (1,556,396)       (1,556,396)
                                                       ------------     ------------     ------------     ------------      ------------

Balance as of December 31, 2007                              36,633     $     36,633     $ 10,053,950     $(11,030,385)     $   (939,802)
                                                       ============     ============     ============     ============      ============

(*) net of issuance expenses of $152,047

        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED
                              FINANCIAL STATEMENTS.

                                     F - 6

                                                            ORGANITECH USA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------
IN U.S. DOLLARS

                                                              YEAR ENDED DECEMBER 31,
                                                           ----------------------------
                                                              2007             2006
                                                           -----------      -----------

Cash flows from operating activities:

Net loss                                                   $(1,556,396)     $(1,379,761)
                                                           -----------      -----------

Adjustments to reconcile net loss to net cash
used in operating activities :
Amortization of stock - based compensation                     203,007          353,575
Depreciation                                                    27,593           34,145
Write down of inventories                                        5,094           28,000
Changes in accrued severance pay, net                            7,085           34,144
Loss from disposal of property and equipment                       106           32,443
Amortization of warrants' compensation                           1,493                -
Decrease (increase) in trade receivables                      (353,902)          68,890
Decrease (increase) in other receivables and
long term lease deposit                                         (5,490)         231,796
Decrease in inventories                                        236,523          448,269
Increase (decrease) in trade payables                         (394,584)          69,280
Increase in other payables and accrued expenses                393,634          469,181
Decrease in customers advances                                (449,280)      (1,136,259)
                                                           -----------      -----------

Total adjustments                                             (328,721)         633,464
                                                           -----------      -----------

Net cash used in operating activities                       (1,885,117)        (746,297)
                                                           -----------      -----------

Cash flows from investing activities :
Proceeds from disposal of property and equipment                 3,813                -
Purchase of property and equipment                              (2,343)         (19,366)
                                                           -----------      -----------

Net cash provided by (used in) investing activities              1,470          (19,366)
                                                           -----------      -----------

Cash flows from financing activities :
Increase (decrease) in short-term credit, net                   (1,574)           1,408
Proceeds from issuance of a convertible loan                   357,500                -
Proceeds from issuance of shares, net (Note 10B(2))          1,867,953          884,500
                                                           -----------      -----------

Net cash provided by financing activities                    2,223,879          885,908
                                                           -----------      -----------

Net increase in cash and cash equivalents                      340,232          120,245

Cash and cash equivalents at the beginning of the year         569,319          449,074
                                                           -----------      -----------

Cash and cash equivalents at the end the year              $   909,551      $   569,319
                                                           ===========      ===========

Interest paid                                              $    26,813      $         -
                                                           ===========      ===========

Income tax paid                                            $     2,939      $     2,707
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

     B.   The Company is devoting substantial efforts towards activities such as marketing its products, financial planning and capital raising. In the course of such activities, the Company and its subsidiary have sustained operating losses. The Company and its subsidiary have not achieved profitable operations or positive cash flows from operations or positive working capital. The Company's accumulated deficit aggregated to $11,030,385 through December 31, 2007. There is no assurance that profitable operations, if ever achieved, could be sustained on a continuing basis.

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

     C.   In 2006 and 2007, the Company derived most of its revenues from two projects, each of a single customer. One of the projects was finalized in 2007.

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
                                                   -----

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

     G.   IMPAIRMENT OF LONG-LIVED ASSETS

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

     H.   SEVERANCE PAY

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

          Severance expenses for the years ended December 31, 2007 and 2006, amounted to approximately $63,993 and $67,657, respectively.

                                     F - 10

                                                            ORGANITECH USA, INC.
NOTES TO THE CONLSIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
IN U.S. DOLLARS

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (CONT.)

     I.   REVENUE RECOGNITION

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

          The percentage-of-completion method of accounting requires management to estimate the cost and gross profit margin for each individual contract. Estimated gross profit or loss from long-term contracts may change due to changes in estimates resulting from differences between actual performance and original estimated forecasts. Such changes in estimated gross profit are recorded in results of operations when they are reasonably determinable by management, on a cumulative catch-up basis. Anticipated losses on contracts are charged to earnings when determined to be probable. In 2007 the Company recorded provision for loss in the amount of $190,000.

          Penalties applicable to performance of contracts are considered in estimating sales and profit rates and are recorded when there is sufficient information to assess anticipated contract performance.

     J.   WARRANTY

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

          Changes in the Company's provision for warranty during the year are as follows:

YEAR                                                2007           2006
-----                                            ---------      ---------

Balance, at the beginning of the year            $ 196,884      $  33,345
Warranties utilized or ended during the year      (160,852)       (33,345)
Warranties issued during the year                   30,100        196,884
                                                 ---------      ---------
Balance, at the end of the year                  $  66,132      $ 196,884
                                                 =========      =========

                                     F - 11

                                                            ORGANITECH USA, INC.
NOTES TO THE CONLSIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
IN U.S. DOLLARS

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (CONT.)

     K.   RESERCH AND DEVELOPMENT EXPENSES

          Research and development expenses are charged to the statement of operations as incurred.

          The Company's subsidiary in Israel received grants (mainly royalty-bearing) from the Government of Israel and from other sources for the purpose of funding approved research and development projects.
          These grants were recognized as a deduction from research and development expenses at the time the Company was entitled to such grants on the basis of the research and development expenses incurred.

     L.   DEFERRED INCOME TAXES

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

          In September 2006, the Financial Accounting Standards Board ("FASB")
          issued FASB interpretation ("FIN") No. 48, "Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement 109" ("FIN 48").
          FIN 48 establishes a single model to address accounting for uncertain tax positions. FIN 48 clarified the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements.
          FIN 48 also provides guidance on recognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company adopted the provisions of FASB
          Interpretation No. 48, ACCOUNTING FOR UNCERTAINTY IN INCOME TAXES, on
          January 1, 2007. As a result of the implementation of Interpretation
          48, the Company recognized an increase of approximately $15,000 in the liability for unrecognized tax benefits, which was accounted for as a reduction to the January 1, 2007, balance of retained earnings

     M.   STOCK-BASED COMPENSATION

          On January 1, 2006, the Company adopted Statement of Financial
          Accounting Standards No. 123 (revised 2004), "Share-Based Payment"
          ("SFAS 123(R)") which requires the measurement and recognition of compensation expense based on estimated fair values for all share-based payment awards made to employees and directors. The
          Company has applied the provisions of Staff Accounting Bulletin No.
          107 ("SAB 107") in its adoption of SFAS 123(R), which allows the use of the "simplified method" in determining the expected life of the options. (See note 2P(3)).

          SFAS 123(R) require companies to estimate the fair value of equity-based payment awards on the date of grant using an
          option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as an expense over the requisite service periods in the Company's consolidated statement of operations.

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

     M.   STOCK-BASED COMPENSATION (Cont.)

          As a result of adopting SFAS 123(R) on January 1, 2006, the Company's financial position and result of operation had an immaterial change, than if it had continued to account for stock-based compensation under
          SFAS 123.

          The fair value of the options granted during years 2006 and 2007 were estimated using a Black & Scholes option pricing model, with the following weighted average assumptions:

Year of grant                     2007            2006
-------------                   -------         -------

Divided yield                       0%              0%
Expected volatility                118%            122%
Risk-free interest rate           4.74%           4.70%
Expected life                    6 years         6 years

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

          The Company applies SFAS No. 123(R) and Emerging Issues Task Force No.
          96-18 "Accounting for Equity Instruments that are Issued to other than
          Employees for Acquiring, or in conjunction with selling, goods or services" ("EITF 96-18"), with respect to options and warrants issued to non-employees. SFAS No. 123(R) requires the use of option valuation models to measure the fair value of the options and warrants at the date of grant.

     N.   FAIR VALUE OF FINANCIAL INSTRUMENTS

          The carrying amount reported in the balance sheet for cash and cash equivalents, trade receivables, other receivables and prepaid expenses, short-term bank credit and loans, trade payables and other payables approximate their fair values due to the short-term maturities of such instruments.

     O.   BASIC AND DILUTED NET LOSS PER SHARE

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
NOTES TO THE CONLSIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
IN U.S. DOLLARS

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (CONT.)

     P.   IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

          (1)  In September 2006, the FASB issued SFAS No. 157, "Fair Value
               Measurements" ("SFAS 157"). This statement provides a single definition of fair value, a framework for measuring fair value, and expanded disclosures concerning fair value. Previously, different definitions of fair value were contained in various accounting pronouncements creating inconsistencies in measurement and disclosures. SFAS 157 applies under those previously issued pronouncements that prescribe fair value as the relevant measure of value, except SFAS 123(R) and related interpretations. The statement does not apply to accounting standard that require or permit measurement similar to fair value but are not intended to represent fair value. This pronouncement is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of adopting SFAS 157. On February 12, 2008, the FASB issued FASB Staff Position No. FAS 157-2, EFFECTIVE DATE
               OF FASB STATEMENT NO. 157 (the FSP). The FSP amends FASB
               Statement No. 157, FAIR VALUE MEASUREMENTS (Statement 157), to
               delay the effective date of Statement 157 for nonfinancial assets and nonfinancial liabilities, except for items that are
               recognized or disclosed at fair value in the financial statements on a recurring basis (that is, at least annually). For items within its scope, the FSP defers the effective date of Statement
               157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The Company is
               currently evaluating the impact of adopting SFAS 157.

          (2)  In February 2007, the FASB issued SFAS No. 159, "The Fair Value
               Option for Financial Assets and Financial Liabilities"("SFAS
               159"). This Statement provides companies with an option to report selected financial assets and liabilities at fair value.
               Generally accepted accounting principles have required different measurement attributes for different assets and liabilities that can create artificial volatility in earnings. The Statement's objective is to reduce both complexity in accounting for
               financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. This
               Statement is effective as of the beginning of an entity's first fiscal year beginning after November 15, 2007. Adoption of the standard will not have any effect on the Company.

          (3)  On December 21, 2007 the SEC staff issued Staff Accounting
               Bulletin No. 110 (SAB 110), which, effective January 1, 2008, amends and replaces SAB 107, Share-Based Payment. SAB 110
               expresses the views of the SEC staff regarding the use of a
               "simplified" method in developing an estimate of expected term of
               "plain vanilla" share options in accordance with FASB Statement
               No. 123(R), Share-Based Payment. Under the "simplified" method, the expected term is calculated as the midpoint between the vesting date and the end of the contractual term of the option.

               The use of the "simplified" method, which was first described in
               Staff Accounting Bulletin No. 107, was scheduled to expire on
               December 31, 2007. SAB 110 extends the use of the "simplified"
               method for "plain vanilla" awards in certain situations. The SEC staff does not expect the "simplified" method to be used when sufficient information regarding exercise behavior, such as historical exercise data or exercise information from external sources, becomes available. The Company is currently evaluating the potential impact that the adoption of SAB 110 could have on its financial statements.

                                     F - 14

                                                            ORGANITECH USA, INC.
NOTES TO THE CONLSIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
IN U.S. DOLLARS

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (CONT.)

     P.   IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS (Cont.)

          (4)  SFAS 141(R) - In December 2007, the FASB issued SFAS 141(R),
               Business Combinations. This Statement replaces SFAS 141, Business
               Combinations, and requires an acquirer to recognize the assets acquired, the liabilities assumed, including those arising from contractual contingencies, any contingent consideration, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the statement. SFAS 141(R) also requires the acquirer in a business combination achieved in stages
               (sometimes referred to as a step acquisition) to recognize the identifiable assets and liabilities, as well as the
               noncontrolling interest in the acquiree, at the full amounts of their fair values (or other amounts determined in accordance with
               SFAS 141(R)). In addition, SFAS 141(R)'s requirement to measure the noncontrolling interest in the acquiree at fair value will result in recognizing the goodwill attributable to the
               noncontrolling interest in addition to that attributable to the acquirer.

               SFAS 141(R) amends SFAS No. 109, Accounting for Income Taxes, to require the acquirer to recognize changes in the amount of its deferred tax benefits that are recognizable because of a business combination either in income from continuing operations in the period of the combination or directly in contributed capital, depending on the circumstances. It also amends SFAS 142, Goodwill and Other Intangible Assets, to, among other things, provide guidance on the impairment testing of acquired research and development intangible assets and assets that the acquirer intends not to use. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company is currently evaluating the potential impact that the adoption of SFAS 141(R) could have on its financial statements.

          (5)  SFAS 160 - In December 2007, the FASB issued SFAS 160,
               Noncontrolling Interests in Consolidated Financial Statements.
               SFAS 160 amends Accounting Research Bulletin 51, Consolidated
               Financial Statements, to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It also clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS 160 also changes the way the consolidated income statement is presented by requiring consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the
               noncontrolling interest. It also requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. SFAS 160 requires that a parent
               recognize a gain or loss in net income when a subsidiary is deconsolidated and requires expanded disclosures in the
               consolidated financial statements that clearly identify and distinguish between the interests of the parent owners and the interests of the noncontrolling owners of a subsidiary. SFAS 160 is effective for fiscal periods, and interim periods within those fiscal years, beginning on or after December 15, 2008. The
               Company is currently evaluating the potential impact that the adoption of SFAS 160 could have on its financial statements.

                                     F - 15

                                                            ORGANITECH USA, INC.
NOTES TO THE CONLSIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
IN U.S. DOLLARS

NOTE 3 - CASH AND CASH EQUIVALENTS

                                                      DECEMBER 31,
                                                         2007
                                                      ----------

In New Israeli Shekels                                $  702,205
In other currencies (mainly U.S. Dollars)                207,346
                                                      ----------

                                                      $  909,551
                                                      ==========

NOTE 4 - OTHER RECEIVABLES AND PREPAID EXPENSES

                                                      DECEMBER 31,
                                                         2007
                                                      ----------

Prepaid expenses                                      $   29,292
Government department                                      5,591
                                                      ----------

                                                      $   34,883
                                                      ==========

NOTE 5 - INVENTORIES

                                                      DECEMBER 31,
                                                         2007
                                                      ----------

  Cost incurred on long-term contract in progress     $   53,976
  Finished goods                                          16,569
                                                      ----------
                                                      $   70,545
                                                      ==========

NOTE 6 - PROPERTY AND EQUIPMENT, NET

                                                      DECEMBER 31,
                                                         2007
                                                      ----------

Cost:

Computers                                             $   69,226
Furniture and Office equipment                             2,983
Other equipment                                            8,172
Communication equipment                                    9,972
Leaseholds improvements                                   59,576
Motor vehicles                                            79,082
                                                      ----------

                                                         229,011
                                                      ----------
Accumulated depreciation:

Computers                                                 60,997
Furniture and Office equipment                               608
Other equipment                                            5,341
Communication equipment                                    3,696
Leaseholds improvements                                   25,748
Motor vehicles                                            41,761
                                                      ----------

                                                         138,151
                                                      ----------

Depreciated cost                                          90,860

Base stock                                                 2,000
                                                      ----------

                                                      $   92,860
                                                      ==========

                                     F - 16

                                                            ORGANITECH USA, INC.
NOTES TO THE CONLSIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
IN U.S. DOLLARS

NOTE 6 - PROPERTY AND EQUIPMENT, NET (CONT.)

     Depreciation expenses amounted to $ 27,593 and $ 34,145 for the years ended
     December 31, 2007 and 2006, respectively.

NOTE 7 - TRADE PAYABLES

                                                      DECEMBER 31,
                                                         2007
                                                      ----------

Open accounts                                         $  131,697
Notes payable                                            216,783
                                                      ----------

                                                      $  348,480
                                                      ==========

NOTE 8 - OTHER PAYABLES AND ACCRUED EXPENSES

                                                      DECEMBER 31,
                                                         2007
                                                      ----------

Provision for payroll and related expenses            $  137,290
Vacation pay                                              66,101
Provision for Warranty                                    66,132
Accrued expenses                                         613,799
Royalties                                                375,554
Provision for income taxes                                15,000
Other                                                    200,000
                                                      ----------

                                                      $1,473,876
                                                      ==========

NOTE 9 - CONTINGENCIES AND COMMITMENTS

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

               As of December 31, 2007, the balance of royalty bearing grants received by the OCS net of royalties paid or provided for, is
               $178,770 (as of December 31, 2006 - $230,827).

               Royalties' expenses amounted to $52,057 and $118,600 in 2007 and
               2006, respectively.

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

               Through December 31, 2007, OrganiTech Ltd received from the OCS a payment of $66,508. OrganiTech Ltd. is committed to pay royalties to the Weitzman Institute up to 5% on sales of products developed with the grants participation of the Magnaton program up to the amount of grant received.

                                     F - 17

                                                            ORGANITECH USA, INC.
NOTES TO THE CONLSIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
IN U.S. DOLLARS

NOTE 9 - CONTINGENCIES AND COMMITMENTS (CONT.)

     A.   Royalty Commitments (cont.)

          (3)  In November 2001, OrganiTech Ltd. and a third party -"Agronaut"
               received approval from the Singapore-Israel Industrial Research and Development ("SIIRD") for funding the development of an updated commercial version of the GrowTECH. As of December 31,
               2007 OrganiTech Ltd. has received $250,505 from SIIRD.

               OrganiTech Ltd. and Agronaut are committed to pay royalties to
               SIIRD ranging from 1.5% to 2.5% on sales of products developed with the grants participation of SIIRD. The commitment for royalty payments to SIIRD is limited to the amount of received participation.

               Royalties' expenses to SIIRD amounted to $37,183 and $84,714 in
               2007 and 2006, respectively.

          (4)  In August 2005, OrganiTech Ltd and a German R&D institute received approval from the OCS and the Industrial Research and
               Development fund ("Bio Disc") for development of a Bio-Tech system based on OrganiTECH's GrowTECH(TM)2000 and
               PhytoChamber(TM) . OrganiTech Ltd will be committed to royalty payments computed on the all sales of the Company at a rate 3% to
               5%. The commitment to the OCS is limited to the amount of the received participation, link to the U.S. dollar and bears annual interest at Libor. As of December 31, 2007 OrganiTech Ltd. has
               received $11,297 from the OCS.

     B.   Legal claim

          (1)  In February 2000, OrganiTech Ltd. signed a distribution agreement with Leami ("Leami"), whereby it granted Leami the exclusive right to market OrganiTech Ltd's GrowTECH platforms in Israel.
               Under the terms of the agreement, Leami agreed to purchase two
               GrowTECH platforms in consideration for $100,000. In March 2000
               OrganiTech Ltd. received an advance payment from Leami in an amount of $60,000. In July 2000, OrganiTech Ltd. delivered the two GrowTECH platforms to Leami.

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

                                     F - 18

                                                            ORGANITECH USA, INC.
NOTES TO THE CONLSIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
IN U.S. DOLLARS

NOTE 9 - CONTINGENCIES AND COMMITMENTS (CONT.)

     B.   Legal claim (Cont.)

          (2)  In August 2006, a claim for approximately $15,000 against
               OrganiTech Ltd and Mr. Shimon Zanaty, one of the Company's former directors (who resigned from the board of directors of the
               Company in July 2007, in connection with the Katzir investment -
               see note 10B(2)), was filed with the Haifa Magistrates' Court in
               Israel. The claim was filed by a private individual who entered into an agreement in 2003 with one of the Company's principal shareholders, BLM NV, to purchase shares of the Company which had previously been purchased by BLM and were held by a trustee. The plaintiff claims that she paid BLM for the shares, but has never received them. In October 16, 2006, OrganiTech Ltd received a letter from the attorney representing the plaintiff, stating that
               OrganiTech Ltd was not required to file a statement of defense and in November 20, 2006, the attorney representing the plaintiff informed OrganiTech Ltd in writing that it would be removed as a defendant in the action. The Company has so far not received a copy of the decision removing it as defendant.

               Company's management believes, based on the opinion of its legal counsel, that this claim will not have material adverse effect on the Company's financial condition.

     C.   Lease Commitment

          The future minimum lease commitment of the Company under
          non-cancelable operating lease agreement in respect of premises and vehicles is as of December 31, 2007 as follows:

          December 31, 2008 -        $ 72,800
          December 31, 2009 -        $ 32,010
          December 31, 2010 -        $  3,930

          Total -                    $108,740
                                     ========

          Lease expenses for years ended December 31, 2007 and 2006 were $87,070 and $42,060, respectively.

NOTE 10 - SHARE CAPITAL

     A.   Convertible loan

          On March 1, 2007 the Company entered into an agreement with an investor (the "Investor") to grant the Company a convertible loan (the
          "Loan") in the amount of $357,500 for a period of 3 years, bearing net interest of 9% per annum to be paid at the end of each calendar quarter. The Loan or parts of it may be converted into the Company's shares with a conversion price of $0.26 per share, which was the fair market value of the Company's shares on the commitment date.

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

          According to SFAS 133 "Accounting for Derivative Instruments and
          Hedging Activities" the fair value of the early repayment feature, which should be separated as an embedded derivative is immaterial as of grant date and as of December 31, 2007.

                                     F - 19

                                                            ORGANITECH USA, INC.
NOTES TO THE CONLSIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
IN U.S. DOLLARS

NOTE 10 - SHARE CAPITAL (CONT.)

     B.   Private Investment in Public Entity ("PIPE")

          (1)  Clal Investments Ltd.'s PIPE

               (a)  On February 20, 2005 (the "closing date"), the Company and several investors including and represented by Clal
                    Investments Ltd., ("Clal") entered into an investment
                    agreement whereby, the investors and Clal were entitled to purchase up to 4,000,000 shares of the Company's common
                    stock (the "Investment Shares") for an aggregate purchase
                    price of $1,000,000 and options to purchase shares of common stock of the Company.

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

               (b)  Pursuant to the agreement, during February 2005, the Company received a total consideration of $550,000, for which,
                    during March and May 2005, the Company issued Clal and the investors the following: 2,200,000 shares of the Company's common stock, A-1 Warrants to purchase 1,100,000 shares of the Company's common stock and A-2 Warrants to purchase
                    1,100,000 shares of the Company's common stock. On July 1,
                    2005 the Investors and Clal invested additional $50,000 in consideration for 200,000 common shares of the Company,
                    issued on November 2005, A-1 Warrants to purchase a further
                    100,000 shares of the Company's common stock and A-2
                    Warrants to purchase a further 100,000 shares of the
                    Company's common stock.

               (c)  On January 31, 2006, Clal and the investors invested the remaining $400,000 for which they received in April 2006 an additional 1,600,000 shares of the Company's common stock,
                    A-1 Warrants to purchase 800,000 shares of the Company's
                    common stock and A-2 Warrants to purchase 800,000 shares of the Company's common stock.

                                     F - 20

                                                            ORGANITECH USA, INC.
NOTES TO THE CONLSIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
IN U.S. DOLLARS

NOTE 10 - SHARE CAPITAL (CONT.)

     B.   Private Investment in Public Entity ("PIPE") (cont.)

          (1)  Clal Investments Ltd.'s PIPE (Cont.)

               (d)  On January 2, 2006, the Company's Board of Directors
                    approved the increase of the financing under the PIPE
                    agreement to 1.3M$ - 1.5M$ until February 1, 2006. Pursuant to the above approval and to an amendment to the investment agreement signed on January 31, 2006, Clal and the investors invested an additional $500,000 for which they received in
                    April 2006, 2,000,000 common shares at $0.25 per share, and additional options as follows: (i) A-1 Warrants for up to
                    1,000,000 shares of common stock for an exercise price of
                    $0.75 and (ii) A-2 Warrants for up to 1,000,000 shares for common stock for an exercise price of $1.00 or, in the last
                    30 days of the options, at a 10% discount from the average share price within the 30 days period prior to the date of the delivery notice.

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

               (e)  All A-1 Warrants and A-2 Warrants were not exercised until their final exercise dates and have expired (on April 30,
                    2007 for all A-1 Warrants and on July 31, 2007 for all A-2
                    Warrants, respectively).

                                     F - 21

                                                            ORGANITECH USA, INC.
NOTES TO THE CONLSIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
IN U.S. DOLLARS

NOTE 10 - SHARE CAPITAL (CONT.)

     B.   Private Investment in Public Entity ("PIPE") (cont.)

          (2)  Katzir Debenture Fund for Investment Ltd 's PIPE

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

               In addition it was agreed that Katzir is entitled to a management fee in the amount of $5,000 per month, commencing July 19, 2007 for so long as the chairman of the Company's board of director is appointed by Katzir.

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

     C.   Options to Purchase Company Shares

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

          (2)  On November 16, 2004 the Company entered into a service agreement with a consultant where by the consultant will present the
               Company to potential investors and as part of the success-based consideration. Following the PIPE agreement with Clal (see note
               10B(1)) the consultant is entitled to A-1 Warrants for the purchase of additional 27,500 shares of the Company's common shares and A-2 Warrants for the purchase of additional 27,500 shares of the Company's common shares under the same terms and conditions detailed in the PIPE agreement.

          (3)  On December 3, 2006 the Company entered into a service agreement with a consultant where by the consultant will present the
               Company to potential investors for a success-based consideration.
               Following the receiving of the Convertible Loan (mentioned in
               Note 10(A)) on March 2, 2007, the consultant is entitled to warrants for the purchase of 41,250 shares of the Company's common shares for exercise price of $0.26 per share. The warrants will expire on March 2, 2010. The fair value of the warrants at the grant date was $5,363.

                                     F - 22

                                                            ORGANITECH USA, INC.
NOTES TO THE CONLSIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
IN U.S. DOLLARS

NOTE 10 - SHARE CAPITAL (CONT.)

     D.   Stock Option Plans

          (1)  On May 31, 2005, the Board of Directors approved a Stock Option
               Plan ("SOP") for the grant of options to purchase up to 1,622,000 common shares of the Company to the Company's executives,
               directors, key employees and service providers. On February 19,
               2006, the Board of Directors approved the increase of the SOP by a further 3,000,000 shares of common stock, so that options to purchase a total of 4,622,000 shares of common stock of the
               Company were available for grant under the SOP. As of December
               31, 2007, options for the purchase of 867,000 shares of common stock of the Company were still available for future grants.

          (2)  A summary of the Company's stock option activity with regards to its employees, officers and directors, under the plan as of
               December 31, 2007, is as follows:

                                                DECEMBER 31, 2007
                            --------------------------------------------------------
                                                            WEIGHTED
                                             WEIGHTED       AVERAGE
                                             AVERAGE       REMAINING      AGGREGATE
                            NUMBER OF        EXERCISE     CONTRACTUAL     INTRINSIC
                             OPTIONS          PRICE       TERM (YEARS)   VALUE PRICE
                            ----------      ----------     ----------     ----------

Outstanding as of
  January 1,2006             1,281,508      $    0.248

Granted                      2,080,000      $    0.219
Forfeited                      (85,000)     $    0.187
                            ----------
Outstanding as of
  December 31, 2006          3,276,508      $    0.231

Granted                        430,000      $     0.26
                            ----------
Outstanding as of
  December 31, 2007          3,706,508      $    0.234           7.98     $        -
                            ==========      ==========     ==========     ==========
Vested and expected to
  be vest                    3,631,758      $    0.235           7.97     $        -
                            ==========      ==========     ==========     ==========
Exercisable as of
  December 31, 2007          2,211,508      $     0.24           7.71     $        -
                            ==========      ==========     ==========     ==========

                                     F - 23

                                                            ORGANITECH USA, INC.
NOTES TO THE CONLSIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
IN U.S. DOLLARS

NOTE 10 - SHARE CAPITAL (CONT.)

     D.   Stock Option Plans (CONT.)

          (3)  A summary of the Company's stock option activity with regards to its non-employees, as of December 31, 2007, under the plan is as follows:

                                                  DECEMBER 31, 2007
                               -------------------------------------------------------
                                                             WEIGHTED
                                               WEIGHTED       AVERAGE
                                                AVERAGE      REMAINING      AGGREGATE
                                NUMBER OF      EXERCISE     CONTRACTUAL     INTRINSIC
                                 OPTIONS         PRICE      TERM (YEARS)   VALUE PRICE
                               ----------     ----------     ----------     ----------

Outstanding as of
January 1, 2006                    45,000     $    0.187

Granted                           100,000     $     0.28
                               ----------
Outstanding - as of
  December 31, 2006               145,000     $    0.251           9.34     $    2,385
                               ==========     ==========     ==========     ==========
Outstanding - as of
  December 31, 2007               145,000     $    0.251           8.34     $        -
                               ==========     ==========     ==========     ==========
Exercisable - as of
  December 31, 2007                47,500     $    0.236           8.26     $        -
                               ==========     ==========     ==========     ==========

               The aggregated intrinsic value in the table above represents the total intrinsic value (the difference between the Company's closing stock price and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on the last trading day of the fiscal year. This amount changes based on the fair market value of the Company's stock.

          (4)  The weighted average grant date fair value of options granted to employees and non-employees during the years 2007 and 2006 was
               $0.21.

          (5)  As of December 31, 2007, the total unrecognized estimated compensation costs related to non-vested stock options granted prior to that date was $235,385, which is expected to be
               recognized over a weighted average period of 1.6 years.

          (6)  Compensation expenses were recognized during the years ended
               December 31, 2007 and 2006, respectively, as follows:

                                        YEAR ENDED DECEMBER 31,
                                        ---------------------
                                          2007         2006
                                        --------     --------

Cost of Revenues                        $ 35,604     $ 28,906
Research and Development expenses         20,640       28,660
Selling and Marketing expenses            63,859      137,460
General and Administration expenses       82,904      158,549
                                        --------     --------
                                        $203,007     $353,575
                                        ========     ========

                                     F - 24

                                                            ORGANITECH USA, INC.
NOTES TO THE CONLSIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
IN U.S. DOLLARS

NOTE 11 - FINANCING INCOME, NET

                                                                     YEAR ENDED DECEMBER 31,
                                                                     ----------------------
                                                                       2007          2006
                                                                     --------      --------

Bank commissions and interest expenses                               $ (8,539)     $(11,757)
Gain (loss) from exchange rate differences                             65,112        (1,644)
Interest on cash and cash equivalents                                  18,202         6,062
Interest related to convertible loan (see note 10(A))                 (26,813)            -
Commission related to convertible loan (see note 10(A))                (3,970)            -
Amortization of warrants' compensation                                 (1,493)            -
Provision for a fine in connection with a PIPE (see note 10B(1))            -        40,000
                                                                     --------      --------

                                                                     $ 42,499      $ 32,661
                                                                     ========      ========

NOTE 12 - INCOME TAXES

     A.   Tax laws applicable to the companies:

          (1)  The Company is taxed under U.S. tax laws.

          (2)  Organitech Ltd. is taxed under the Israeli income Tax Ordinance and the Income Tax (Inflationary Adjustments) Law, 1985: ("the
               law"). According to the law, the subsidiary's results for tax purposes are measured based on the changes in the Israeli CPI.

          (3)  The Law for the Encouragement of Capital Investment, 1959

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

          (3)  The Law for the Encouragement of Capital Investment, 1959 (Cont.)

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

                                     F - 25

                                                            ORGANITECH USA, INC.
NOTES TO THE CONLSIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
IN U.S. DOLLARS

NOTE 12 - INCOME TAXES (CONT.)

     B.   Net operating loss carried forwards

          (1)  As of December 31, 2007, for U.S. income tax purposes the Company had approximately $1.4 million of net operating losses which can be carried forward 20 years following the loss year. Such net operating losses begin expiring in 2017.

          (2)  As of December 31, 2007, OrganiTech Ltd. had net operating loss carry forwards for Israeli tax purposes of approximately $8.0 million. The net operating loss carry forward are available to offset future taxable income, if any, for an indefinite period.
               OrganiTech Ltd. had accumulated capital losses carry forward of approximately $6,300 to be realized only from future capital gains.

     C.   Deferred tax assets

          Significant components of the Company's deferred tax assets are as follows:

                                        DECEMBER 31,
                                            2007
                                        -----------

Tax assets with respect to tax loss
carry forward                           $ 2,489,918
Other                                        38,777
Less - valuation allowance               (2,528,695)
                                        -----------

Net deferred tax assets                 $         -
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

                                     F - 26

                                                            ORGANITECH USA, INC.
NOTES TO THE CONLSIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
IN U.S. DOLLARS

NOTE 12 - INCOME TAXES (CONT.)

     D.   Effective January 1, 2007, the company adopted the provision of FASB
          Interpretation No. 48, "Accounting for Uncertainty in Income Taxes -
          an interpretation of FASB Statement No. 109" ("FIN 48"). FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in at tax return. For those benefits to be recognized, a tax position must to more-likely-than-not to be sustained upon examination by taxing authorities. There was not a material impact on the company's consolidated financial position and results of operations as a result of the adoption of the provisions of
          FIN 48. At December 31, 2007, the company had a liability for unrecognized tax benefits of $15,000. The Company does not believe there will be any material changes in its unrecognized tax positions over the net twelve months.

     E.   On July 25, 2005, the Israeli government approved the Law for the
          Amendment of the Income Tax Ordinance (No. 147), 2005, which prescribes, among other provisions, a gradual decrease in the corporate tax rate in Israel to the following tax rates: in 2006 -
          31%, in 2007 - 29%, in 2008 - 27%, in 2009 - 26% and in 2010 and
          thereafter - 25%.

NOTE 13 - TRANSACTION AND BALANCES WITH RELATED PARTIES

     The Company conducts transactions in the ordinary course of business with related parties.

     (1)  Balances with related parties are presented in:

                                               DECEMBER 31,
                                                  2007
                                                ---------

 Current assets                                 $   1,508
                                                =========

 Current liability                              $  12,562
                                                =========

     (2)  Transaction with related parties

                                                 YEAR ENDED DECEMBER 31,
                                                -----------------------
                                                   2007          2006
                                                ---------     ---------

Compensation, payroll expenses and
related benefits                                $ 496,941     $ 579,523
                                                =========     =========

Financing income                                        -     $  40,000
                                                =========     =========

Officers compensation, payroll expenses and
related benefits                                $ 130,864     $ 120,512
                                                =========     =========

Cost of revenue                                 $   5,094     $  28,000
                                                =========     =========

                                     F - 27