Form 10-Q
period 2008-03-31
ORGANITECH USA INC
filed 2008-05-15
CIK 832810

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

                    (Mark One)

                    [X] Quarterly report pursuant to section 13 or 15(d) of the
                    Securities Exchange Act of 1934 For the period ended March
                    31, 2008

                    [_] Transition report under section 13 or 15(d) of the
                    Securities Exchange Act of 1934 For the transition period
                    from ___________________ to ______________

                        Commission File Number 000-22151

                              ORGANITECH USA, INC.
                       (Name of registrant in its charter)

             Delaware                                  93-0969365
  (State or other jurisdiction of           (IRS Employer Identification No.)
  Incorporation or organization)

          Yoqneam Industrial Area, P.O. Box 700, Yoqneam 20692, Israel
                    (Address of principal executive offices)

                                 972-4-9590-515
                           (Issuer`s telephone number)

Check whether the issuer (1) filed all reports required to be filed by section
13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes [X]     No [_]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [_] Accelerated filer [_] Non-accelerated filer [_]
(Do not check if a smaller reporting company) Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company as defined in
Rule 12b-2 of the Exchange Act.

                               Yes [_]     No [X]

As of March 31, 2008, the issuer had 36,632,642 shares of its common stock outstanding.

               Transitional Small Business Format: Yes [_] No [X]

                              OrganiTECH USA, Inc.
                                    Form 10-Q

                                TABLE OF CONTENTS

         Part I

Item 1   Financial Information
Item 2   Management Discussion and Analysis of Financial Condition
Item 3   Quantitative and Qualitative Disclosure About Market Risk
Item 4   Controls and Procedures

         Part II

Item 1   Legal Proceedings
Item 1A  Risk Factors
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

                              AS OF MARCH 31, 2008
                                   (Unaudited)

                              --------------------
                              ORGANITECH USA, INC.
                              --------------------

                         CONDENSED CONSOLIDATED INTERIM
                              FINANCIAL STATEMENTS

                              AS OF MARCH 31, 2008
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

                                     F - 2

                                                            ORGANITECH USA, INC.
CONDENSED CONSOLIDATED INTERIM BALANCE SHEET
--------------------------------------------------------------------------------
IN U.S. DOLLARS (EXCEPT SHARE DATA)

                                                                                  MARCH 31,
                                                                                    2008
                                                                                ------------
 ASSETS

CURRENT ASSETS:

Cash and cash equivalents                                                       $    219,023
Trade receivables                                                                    324,737
Other receivables and prepaid expenses                                                53,636
Inventories                                                                          113,399
                                                                                ------------

                                                                                     710,795
                                                                                ------------
LONG-TERM ASSETS:
Deposit in respect with long-term lease                                               10,370
Severance pay fund                                                                    83,599
                                                                                ------------
                                                                                      93,969
                                                                                ------------

PROPERTY AND EQUIPMENT, NET                                                           54,686
                                                                                ------------

                                                                                $    859,450
                                                                                ============

LIABILITES AND SHAREHOLDERS'
  DEFICIENCY

 CURRENT LIAIBLITIES:

 Short-term bank credit                                                         $     11,210
 Trade payables                                                                      425,062
 Other payables and accrued expenses                                               1,036,673
 Convertible loan                                                      (4)           357,500
 Related parties                                                                      12,673
                                                                                ------------

                                                                                   1,843,118
                                                                                ------------
 LONG-TERM LIBILITIES:

 Accrued severance pay                                                               173,288
                                                                                ------------
 SHARHOLDERS' DEFICIENCY                                               (5)

 Common shares of $0.001 par value, authorized -
 80,000,000 shares, issued and outstanding - 26,632,642  shares                       36,633
 Additional paid in capital                                                       10,102,322
 Accumulated deficit                                                             (11,295,911)
                                                                                ------------

 Total shareholders' deficiency                                                   (1,156,956)
                                                                                ------------

                                                                                $    859,450
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

                                     F - 3

                                                            ORGANITECH USA, INC.
CONDENSED CONSOLIDATED INTERIM STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------
IN U.S. DOLLARS (EXCEPT SHARE DATA)

                                                                          THREE MONTHS ENDED
                                                                              MARCH 31,
                                                                  --------------------------------
                                                                      2008                2007
                                                                  ------------        ------------

Revenues                                                          $     47,786        $    427,561

Cost of revenues                                                        10,702             359,340
                                                                  ------------        ------------

Gross profit                                                            37,084              68,221
                                                                  ------------        ------------

Research and development expenses                                       75,540              94,471

Selling and marketing expenses                                         105,468             134,948

General and administrative expenses                                    117,974             121,154
                                                                  ------------        ------------

Total operating expenses                                               298,982             350,573
                                                                  ------------        ------------

Operating loss                                                        (261,898)           (282,352)

Financing expenses, net                                                 (3,628)            (11,726)
                                                                  ------------        ------------

Net loss                                                          $   (265,526)       $   (294,078)
                                                                  ============        ============

Basic and diluted net loss per common share                       $      (0.01)       $      (0.01)
                                                                  ============        ============

Weighted average number of common shares outstanding
   used in basic and diluted net loss per share calculation         36,632,642          26,632,642
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

                                     F - 4

                                                            ORGANITECH USA, INC.
CONDENSED INTERIM STATEMENTS OF CHANGES IN SHAREHOLDERS' DEFICIENCY
--------------------------------------------------------------------------------
IN U.S. DOLLARS (EXCEPT SHARE DATA)

                                                        NUMBER OF                            ADDITIONAL
                                                       OUTSTANDING          COMMON             PAID IN           ACCUMULATED     TOTAL SHAREHOLDERS'
                                                      COMMON SHARES      SHARES CAPITAL        CAPITAL             DEFICIT           DEFICIENCY
                                                       ------------       ------------       ------------       ------------        ------------
                                                       IN THOUSANDS
                                                       ------------

Balance as of January 1, 2007                                26,633       $     26,633       $  7,987,627       $ (9,458,989)       $ (1,444,729)

Common shares ($0.20) issued in July, net (*)                10,000             10,000          1,857,953                  -           1,867,953

Amortization of stock-based compensation                          -                  -            203,007                  -             203,007

Warrants granted to non employees                                 -                  -              5,363                  -               5,363

Cumulative impact of change in accounting for
uncertainties in income taxes (Fin 48)                            -                  -                  -            (15,000)            (15,000)

Net loss                                                          -                  -                  -         (1,556,396)         (1,556,396)
                                                       ------------       ------------       ------------       ------------        ------------

Balance as of December 31, 2007                              36,633             36,633         10,053,950        (11,030,385)           (939,802)

Amortization of stock-based compensation                          -                  -             48,372                  -              48,372

Net loss for the period                                           -                  -                  -           (265,526)           (265,526)
                                                       ------------       ------------       ------------       ------------        ------------

Balance as of March 31, 2008 (unaudited)                     36,633       $     36,633       $ 10,102,322       $(11,295,911)       $ (1,156,956)
                                                       ============       ============       ============       ============        ============

(*) Net of issuance expenses.

          THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONDENSED
                   CONSOLIDATED INTERIM FINANCIAL STATEMENTS.

                                     F - 5

                                                            ORGANITECH USA, INC.
CONDENSED INTERIM STATEMTNS OF CASH FLOWS
--------------------------------------------------------------------------------
IN U.S. DOLLARS

                                                                                       THREE MONTHS ENDED
                                                                                           MARCH 31,
                                                                                   --------------------------
                                                                                     2008             2007
                                                                                   ---------        ---------

CASH FLOWS USED IN OPERATING ACTIVITIES:

Net loss                                                                           $(265,526)       $(294,078)
                                                                                   ---------        ---------

Adjustments to reconcile net loss to net cash used in operating activities :

Amortization of stock - based compensation                                            48,372           45,979
Depreciation                                                                           6,165            7,336
Profit from disposal of property and equipment                                       (11,214)               -
Changes in accrued severance pay, net                                                    684           16,688
Decrease in trade receivables                                                         29,165                -
Decrease (increase)  in other receivables and long term lease deposit                (14,243)           4,957
Decrease (increase) in inventories                                                   (42,854)         166,796
Increase (decrease) in trade payables                                                 76,582         (318,436)
Increase (decrease) in other payables and accrued expenses                          (572,092)         139,497
Decrease in customers advances                                                             -         (362,568)
                                                                                   ---------        ---------

Total adjustments                                                                   (479,435)        (299,751)
                                                                                   ---------        ---------

NET CASH USED IN OPERATING ACTIVITIES                                               (744,961)        (593,829)
                                                                                   ---------        ---------

CASH FLOWS FROM INVESTING ACTIVITIES:

Proceeds from  disposal of property and equipment                                     45,052                -
Purchase of property and equipment                                                    (1,829)               -
                                                                                   ---------        ---------

Net cash provided by investing activities                                             43,223                -
                                                                                   ---------        ---------

CASH FLOWS FROM FINANCING ACTIVITIES :

Proceeds from issuance of a convertible loan                                               -          357,500
Increase (decrease) in short-term credit                                              11,210           (1,574)
                                                                                   ---------        ---------

Net cash provided by financing activities                                             11,210          355,926
                                                                                   ---------        ---------

Decrease in cash and cash equivalents                                               (690,528)        (237,903)
                                                                                   ---------        ---------

Cash and cash equivalents at the beginning of the period                             909,551          569,319

Cash and cash equivalents at the end the period                                    $ 219,023        $ 331,416
                                                                                   =========        =========

SUPPLEMENTARY CASH FLOW INFORMATION :

Interest paid                                                                      $   8,044        $   2,681
                                                                                   =========        =========

Income tax paid                                                                    $     837        $     713
                                                                                   =========        =========

          THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONDENSED
                   CONSOLIDATED INTERIM FINANCIAL STATEMENTS.

                                     F - 6

                                                            ORGANITECH USA, INC.
NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
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

     B.   The Company is devoting substantial efforts towards activities such as marketing its products, financial planning and capital raising. In the course of such activities, the Company and its subsidiary have sustained operating losses. The Company and its subsidiary have not achieved profitable operations or positive cash flows from operations or positive working capital. The Company's accumulated deficit aggregated to $11,295,911 through March 31, 2008. There is no assurance that profitable operations, if ever achieved, could be sustained on a continuing basis.

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

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

     The accompanying unaudited interim consolidated financial statements have been prepared as of March 31, 2008, in accordance with United States generally accepted accounting principles relating to the preparation of financial statements for interim periods. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the Company's audited annual financial statements accompanying notes as of December 31, 2007 and for the year then ended. Operating results for the three-month period ended March
     31, 2008 are not necessarily indicative of the results that may be expected for the year ended December 31, 2008.

                                     F - 7

                                                            ORGANITECH USA, INC.
NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
IN U.S. DOLLARS

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (CONT.)

     IMPACT OF RECENTLY ACCOUNTING STANDARS

     (1)  In November 2007, the EITF issued EITF Issue No. 07-1, Accounting for
          Collaborative Arrangements Related to the Development and
          Commercialization of Intellectual Property. Companies may enter into arrangements with other companies to jointly develop, manufacture, distribute, and market a product. Often the activities associated with these arrangements are conducted by the collaborators without the creation of a separate legal entity (that is, the arrangement is operated as a "virtual joint venture"). The arrangements generally provide that the collaborators will share, based on contractually defined calculations, the profits or losses from the associated activities. Periodically, the collaborators share financial information related to product revenues generated (if any) and costs incurred that may trigger a sharing payment for the combined profits or losses. The consensus requires collaborators in such an arrangement to present the result of activities for which they act as the principal on a gross basis and report any payments received from (made
          to) other collaborators based on other applicable GAAP or, in the absence of other applicable GAAP, based on analogy to authoritative accounting literature or a reasonable, rational, and consistently applied accounting policy election. EITF Issue No. 07-1 is effective for collaborative arrangements in place at the beginning of the annual period beginning after December 15, 2008. The Company is currently evaluating the impact that this pronouncement may have on its consolidated financial statements.

     (2)  In June 2007, the Emerging Issues Task Force of the FASB ("EITF")
          reached a consensus on Issue No. 07-3, Accounting for Nonrefundable
          Advance Payments for Goods or Services Received for Use in Future
          Research and Development Activities (EITF 07-3). EITF 07-3 requires that non-refundable advance payments for goods or services that will be used or rendered for future research and development activities should be deferred and capitalized. The deferred amounts would be recognized as an expense as the related goods are delivered or the services are performed, or when the goods or services are no longer expected to be provided. This pronouncement is effective for financial statements issued for fiscal years beginning after December 15, 2007 and earlier application is permitted. EITF 07-3 is to be applied prospectively for new contracts entered into on or after the effective date. The Company is currently evaluating the impact that this pronouncement may have on its consolidated financial statements.

NOTE 3 - CONTINGENCIES

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

                                     F - 8

                                                            ORGANITECH USA, INC.
NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
IN U.S. DOLLARS

NOTE 3 - CONTINGENCIES (CONT.)

     Legal claims (cont.)

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

     (2)  In August 2006, a claim for approximately $15,000 against OrganiTech
          Ltd and Mr. Shimon Zanaty, one of the Company's former directors, was filed with the Haifa Magistrates' Court in Israel. The claim was filed by a private individual who entered into an agreement in 2003 with one of the Company's principal shareholders, BLM NV, to purchase shares of the Company which had previously been purchased by BLM and were held by a trustee. The plaintiff claims that she paid BLM for the shares, but has never received them. In October 16, 2006, OrganiTech Ltd received a letter from the attorney representing the plaintiff, stating that OrganiTech Ltd was not required to file a statement of defense and in November 20, 2006, the attorney representing the plaintiff informed OrganiTech Ltd. in writing that it would be removed as a defendant in the action. The Company has so far not received a copy of the decision removing it as defendant.

          Company's management believes, based on the opinion of its legal counsel, that this claim will not have material adverse effect on the
          Company's financial condition.

NOTE 4 - CONVERTIBLE LOAN

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

     According to SFAS 133 "Accounting for Derivative Instruments and Hedging
     Activities" the fair value of the early repayment feature, which should be separated as an embedded derivative is immaterial as of grant date and as of March 31, 2008.

                                     F - 9

                                                            ORGANITECH USA, INC.
NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
IN U.S. DOLLARS

NOTE 5 - SHARE CAPITAL

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

NOTE 6 - OPTIONS

     A.   Options to Purchase Company Shares

          On December 3, 2006 the Company entered into a service agreement with a consultant where by the consultant will present the Company to potential investors for a success-based consideration. Following the receiving of the Convertible Loan (mentioned in Note 4) on March 2,
          2007, the consultant is entitled to warrants for the purchase of
          41,250 shares of the Company's common shares for exercise price of
          $0.26 per share. The warrants will expire on March 2, 2010. The fair value of the warrants at the grant date was $5,363.

     B.   Stock Option Plans

          (1)  On May 31, 2005, the Board of Directors approved a Stock Option
               Plan ("SOP") for Company's executives, directors, key employees and service providers comprising options to purchase up to
               1,622,000 common shares of the Company. On February 19, 2006, the
               Board of Directors approved the increasing of the SOP in
               additional options to purchase up to additional 3,000,000 common shares of the Company. As of March 31, 2008, 1,307,000 options of the Company were still available for future grants.

          (2)  In February 2008, the Board of Directors decided to modify the expiration date of certain options. The modification resulted in a new measurement date on the date of modification for all options extended. The amount of compensation expenses was
               calculated under SFAS 123(R) and is equal to the difference between the fair value of the options immediately before and after the modification. Compensation expense were recognized over the vesting period of the options. There is no impact as a result of the modification.

                                     F - 10

                                                            ORGANITECH USA, INC.
NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
IN U.S. DOLLARS

NOTE 6 - OPTIONS (CONT.)

     B.   Stock Option Plans (cont.)

          In addition, In February 2008, the Board of Directors decided to accelerate the vesting period of certain options. As a result of the acceleration compensation expense in the amount of $14,394 were recognized immediately.

          (3)  A summary of the Company's stock option activity with regards to its employees, officers and directors, under the plan as of March
               31, 2008 and 2007 is as follows:

                                                             MARCH 31, 2008
                                        -------------------------------------------------------
                                                                       WEIGHTED
                                                          WEIGHTED     AVERAGE
                                                          AVERAGE     REMAINING     AGGREGATE
                                        NUMBER OF         EXERCISE    CONTRACTUAL    INTRINSIC
                                         OPTIONS           PRICE      TERM (YEARS)  VALUE PRICE
                                        ----------        ----------   ----------   ----------

Outstanding as of January 1, 2008        3,706,508        $    0.234         7.98   $        -
  Forfeited                                (20,000)       $    0.187
                                        ----------
Outstanding as of
  March 31, 2008                         3,686,508        $    0.235         7.65   $        -
                                        ==========        ==========   ==========   ==========
  Vested and expected to  be vest        3,635,383        $    0.205         6.74   $        -
                                        ==========        ==========   ==========   ==========
Exercisable as of March 31, 2008         2,664,008        $    0.236         7.40   $        -
                                        ==========        ==========   ==========   ==========

                                                              MARCH 31, 2007
                                         -----------------------------------------------------
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
                                         =========       =========    =========      =========

          (4)  A summary of the Company's stock option activity with regards to its non-employees, as of March 31, 2008, under the plan is as follows:

                                                           MARCH 31, 2008
                                        ---------------------------------------------------
                                                                     WEIGHTED
                                                        WEIGHTED     AVERAGE
                                                         AVERAGE     REMAINING    AGGREGATE
                                        NUMBER OF       EXERCISE    CONTRACTUAL   INTRINSIC
                                         OPTIONS          PRICE    TERM (YEARS)  VALUE PRICE
                                        --------        --------     --------     --------

Outstanding as of January 1, 2008        145,000        $  0.251         8.34     $      -
Forfeited                                (30,000)       $  0.187
                                        --------
Outstanding as of March 31, 2008         115,000        $  0.268         8.18     $      -
                                        ========        ========     ========     ========
Exercisable as of  March 31, 2008         37,500        $  0.249         8.08     $      -
                                        ========        ========     ========     ========

                                     F - 11

                                                            ORGANITECH USA, INC.
NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
IN U.S. DOLLARS

NOTE 6 - OPTIONS (CONT.)

     B.   Stock Option Plans (Cont.)

          (4)  (cont.)

                                              MARCH 31, 2007
                              -----------------------------------------------
                                                        WEIGHTED
                                            WEIGHTED    AVERAGE
                                            AVERAGE     REMAINING    AGGREGATE
                             NUMBER OF     EXERCISE    CONTRACTUAL   INTRINSIC
                              OPTIONS        PRICE     TERM (YEARS) VALUE PRICE
                              -------       -------      -------      -------
Outstanding as of
 January 1, 2007 and
   March 31, 2007             145,000       $ 0.251         9.09      $ 1,035
                              =======       =======      =======      =======
 Vested and expected to
   be vest                    145,000       $ 0.251         9.09      $ 1,035
                              =======       =======      =======      =======
Exercisable as of
  March 31, 2007               11,250       $ 0.187         8.75      $   259
                              =======       =======      =======      =======

          (5)  The aggregated intrinsic value in the tables above represents the total intrinsic value (the difference between the Company's closing stock price on the last trading day as of the relevant period and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on the last trading day of each period. This amount changes based on the fair market value of the Company's stock.

          (6)  As of March 31, 2008, the total unrecognized estimated compensation costs related to non-vested stock options granted prior to that date was $186,120, which is expected to be
               recognized over a weighted average period of 0.82 years.

          (7)  Compensation expenses were recognized during the three-month periods ended March 31, 2008 and 2007, respectively, as follows:

                                           THREE MONTHS ENDED
                                                MARCH 31,
                                          ---------------------
                                           2008          2007
                                          -------       -------

Cost of Revenues                          $ 5,229       $ 6,028
Research and Development expenses           3,761         3,913
Selling and Marketing expenses             11,535        15,729
General and Administration expenses        27,847        20,160
                                          -------       -------

                                          $48,372       $45,830
                                          =======       =======

                                     F - 12

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following management's discussion and analysis or plan of operation should be read in conjunction with our condensed interim unaudited consolidated financial statements for the period ended March 31, 2008 thereto contained elsewhere in this report and with our audited consolidated financial statements and notes for the year ended December 31, 2007.

This filing contains forward-looking statements. The words "anticipate,"
"believe," "expect," "plan," "intend," "seek," "estimate," "project," "will,"
"could," "may," and similar expressions are intended to identify forward-looking statements. These statements include, among others, information regarding future operations, future capital expenditures, and future net cash flow. Such statements reflect our management's current views with respect to future events and financial performance and involve risks and uncertainties, including, without limitation: (a) the timing of our sales could fluctuate and lead to performance delays; (b) without additional equity or debt financing we cannot carry out our business plan; (c) we operate internationally and are subject to currency fluctuations, which could cause us to incur losses even if our operations are profitable; (d) our research and development facilities are located in Israel and we have important facilities and resources located in
Israel which could be negatively affected due to military or political tensions;
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

CRITICAL ACCOUNTING POLICIES AND USE OF ESTIMATES NEEDS TO BE REVIEWED BY
AUDITORS

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

We granted the options to our key employees and directors.

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

COMPARISON OF THE QUARTER ENDED MARCH 31, 2008 TO THE QUARTER ENDED MARCH 31,
2007

SUMMARY

                            THREE-MONTH PERIOD ENDED MARCH 31,
                            ----------------------------------
                                   2008            2007
                                   ----            ----

Revenues                        $  47,786       $ 427,561

Net Loss                        $(265,526)      $(294,078)

Net Loss per Common Share       $   (0.01)      $   (0.01)

Dividends per Common Share      $       0       $       0

RESULTS OF OPERATIONS

REVENUES

Revenues decreased by 89% to $47,786 in the three months ended March 31, 2008 from $427,561 in the three months ended March 31, 2007. Revenues in the three months ended March 31, 2008 derived primarily from an Israeli customer with which a project was executed in mid 2007 - as compared to the three months ended
March 31, 2007 where revenues were derived from one large scale project that was executed with a Spanish customer in mid 2006. Both projects were recognized based on the percentage-of-completion method.

COST OF REVENUES AND GROSS PROFIT (LOSS)

Cost of revenues decreased by 97% to $10,702 in the three months ended March 31,
2008 from $359,340 in the three months ended March 31, 2007. Cost of revenues for the three months ended March, 2008 consisted mainly of (i) materials, labor and sub-contractors' expenses and provisions recorded for royalties and warranty obligations that were related to the recognized revenues; and (ii) an adjustment to a provision for royalties. Cost of revenues for the three months ended March
31, 2007 consisted of the same items as in (i) above. As a percentage of revenues, our cost of revenues were 22% in the three months ended March 31, 2008 compared to 84% in the three months ended March 31, 2007.

For the reasons described above, we recorded gross profit of $37,084 in the three months ended March 31, 2008 compared to gross profit of $68,221 in the three months ended March 31, 2007.

RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses decreased by 20% to $75,540 in the three months ended March 31, 2008 from $94,471 in the three months ended March 31,
2007. As a percentage of revenues, our research and development expenses were
158% in the three months ended March 31, 2008. Research and development expenses for both periods consisted mainly of payroll costs, overhead expenses and sub-contractors' costs.

We expect to continue to incur research and development costs (which will be limited to our available financial resources), related to our continued
development of the GrowTECH2500 and to a lesser extent, our continued
development of bio-tech product lines.

SALES AND MARKETING EXPENSES

Sales and marketing expenses decreased by 22% to $105,468 in the three months ended March 31, 2008 from $134,948 in the three months ended March 31, 2007. The decrease in sales and marketing expenses is primarily attributable to decreased wage expenses, commissions related to recognized revenues and to expenses related to overseas travel. As a percentage of revenues, our sales and marketing expenses were 221% in the three months ended March 31, 2008.

We expect to continue to incur increased sales and marketing expenses (limited to our available financial resources), as we believe that the need for our products is worldwide and our sales volume is directly influenced by the sales and marketing efforts invested.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses decreased by 3% to $117,974 in the three months ended March 31, 2008 from $121,154 in the three months ended March 31,
2007. The decrease in general and administrative expenses was primarily due to a decrease in the wage expenses and professional services which was offset by an increase in the directors' fees and tax related expenses. As a percentage of revenue, our general and administrative expenses were 247% in the three months ended March 31, 2008.

We expect to maintain this level of general and administrative expenses, limited to our available financial resources.

FINANCING EXPENSES

Financing expenses decreased to $3,628 in the three months ended March 31, 2008 from $11,726 in the three months ended March 31, 2007. During the three months ended March 31, 2008 financing expenses consisted primarily of interest on a convertible loan and financial institutions' fees, off-set by income related to currency exchange rates, whereas during the three months ended March 31, 2007 financing expenses consisted primarily of expenses related to currency exchange rates.

OPERATING LOSS AND NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS

Our operating loss decreased by 7% to $261,898 in the three months ended March
31, 2008 from $282,352 in the three months ended March 31, 2007 and our net loss decreased by 10% to $265,526 in the three months ended March 31, 2008 from
$294,078 in the three months ended March 31, 2007.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2008, we had cash and cash equivalents totaling $219,023 compared to $909,551 as of December 31, 2007 and $331,416 as of March 31, 2007.

Since our inception in 1999, we have financed our operations through private sales of shares of our common stock and convertible loans, which have totaled as of March 31, 2008 $9.0 million (net of issuance expenses). We have used the proceeds of the sale of all securities for working capital and other general corporate purposes.

Until we are able to generate sufficient cash from operations, we intend to use our existing cash resources to finance our operations. Based on our existing monthly expenses, we may not have sufficient cash to satisfy our operational and development requirements over the next 12 months. Our consolidated financial statements for the period ended March 31, 2008 and for the fiscal year ended
December 31, 2007 include an explanatory paragraph which states that we have suffered recurring losses from operations and a negative cash flow from operating activities that raise substantial doubt about our ability to continue as a going concern.

For the three months ended March 31, 2008, we had $479,435 in cash used in operating activities compared with $299,751 for the three months ended March 31,
2007. The operating cash outflow for the three months ended March 31, 2008, was primarily a result of our net loss of $265,526 and a decrease in other payables and accrued expenses and by an increase in inventories and other receivables.
The cash outflow was partially offset by an increase in trade payables, by a decrease in trade receivables, and by amortization of deferred stock-based compensation.

For the three months ended March 31, 2008 we had a net cash inflow provided by investment activities of $43,223 that resulted from proceeds from the disposal of property and equipment, partially off-set by a purchase of equipment, whereas for the three months ended March 31, 2007 we did not provide cash from investment activities.

Our net cash inflow from financing activities for the three months ended March
31, 2008 was $11,210 compared with $355,926 for the three months ended March 31,
2007. The net cash inflow from financing activities in the three months ended
March 31, 2008 was generated primarily from an increase in short-term credit from financial institutions, whereas in the three months ended March 31, 2007 it was generated primarily from the proceeds from the issuance of a convertible loan.

Other than as otherwise mentioned in this quarterly report, there were no material long term loans, commitments or off-balance sheet guarantees as of
March 31, 2008.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in future condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not applicable.

ITEM 4 CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

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

Absence of adequate segregation of duties relating to oversight and management of our systems. This resulted primarily from the fact that a certain part of the work of our chief financial officer is not monitored or reviewed. The absence of adequate segregation of duties may have an affect on the systems which we use in the evaluation and processing of certain accounts and areas and in the posting and recording of journal entries into certain accounts, as described below:

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of the Company has evaluated, with the participation of the Chief
Executive Officer of the Company, any change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the
Exchange Act) that occurred during the period covered by this Report. There were no changes in our internal control over the financial reporting identified in that evaluation that occurred during the period covered by this Report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. However, since January 1, 2008, we have commenced implementing controls to address the segregation of duties relating to the systems we use in the evaluation and processing of certain accounts and areas and in the posting and recording of journal entries into certain accounts
(in which material weaknesses have been identified as described above).
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

ITEM 1A RISK FACTORS

Not applicable

ITEM 2 UNRESGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) During the period covered by this Report, neither we nor our wholly owned subsidiary engaged in the sale of any of our unregistered equity securities.

(b) None

(c) Not applicable

ITEM 3 DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4 SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5 OTHER INFORMATION

Since March 2008, our Board of Directors has commenced a reduction of the number of its members, in order to facilitate an improvement in its functioning.

Mr. Ohad Hessel resigned from our Board of Directors on March 6, 2008. Mr.
Hessel served as our director from our inception in 1999. Mr. Yossi Levi, who was appointed by Keren Katzir Debenture for Investment Ltd., one of our
affiliates, to serve on our Board of Directors resigned from the Board on May
11, 2008.

On April 27, 2008, Mr. Josef Noyman was appointed by the members our Board of
Directors to serve as an independent director. Mr. Noyman has 30 years experience in industrial management in Israel. Since 2000, Mr. Noyman has worked as an independent business consultant and serves as chairman of the board of directors of several Israeli companies, including Kapro Industries Ltd, P.V.Ran
Plastic Works Ltd, Migvan Graphic Facilities (1993) Ltd. Since 2007 Mr. Noyman
has been serving as a director of Extra Plastic Ltd (TASE: EXTR). Mr. Noyman earned a degree in Economics and Agriculture from the Hebrew University in
Israel and has completed additional studies in Entrepreneurship in Haifa
University, Israel.

                                       10

ITEM 6 EXHIBITS

EXHIBIT No.   Description
-----------   ------------------------------------------------------------------

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

+Filed herewith.

We have not filed any current reports on Form 8-K since January 1, 2008.

                                       11

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 14, 2008.

ORGANITECH USA, INC.

By: /s/ Gideon Sturlesi
-----------------------
Gideon Sturlesi, Chairman of the Board of Directors

By: /s/ Rachel Ben-Nun
-----------------------
Rachel Ben-Nun, Chief Executive Officer

By: /s/ Yaron Shalem
-----------------------
Yaron Shalem, Chief Financial Officer and Principal Accounting Officer

                                       12