Form 10-Q
period 2008-06-30
ORGANITECH USA INC
filed 2008-08-05
CIK 832810

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                    (Mark One)

                    [X] Quarterly report pursuant to section 13 or 15(d) of the
                    Securities Exchange Act of 1934 For the period ended June
                    30, 2008

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

                                 972-4-9935-840
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

                                Yes[_]     No [X]

As of June 30, 2008, the issuer had 36,632,642 shares of its common stock outstanding.

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
Item 1A  Risk Factors
Item 2   Unregistered Sales of Equity Securities and Use of Proceeds
Item 3   Defaults Upon Senior Securities
Item 4   Submissions of Matters to a Vote of Security Holders
Item 5   Other Information
Item 6   Exhibits

Signatures

                                     PART I

ITEM 1 FINANCIAL STATEMENTS

                              --------------------
                              ORGANITECH USA, INC.
                              --------------------

                         CONDENSED CONSOLIDATED INTERIM
                              FINANCIAL STATEMENTS

                               AS OF JUNE 30, 2008
                                   (Unaudited)

                              --------------------
                              ORGANITECH USA, INC.
                              --------------------

                         CONDENSED CONSOLIDATED INTERIM
                              FINANCIAL STATEMENTS

                               AS OF JUNE 30, 2008
                                   (Unaudited)

                                    CONTENTS

                                                                      Page
                                                                   ----------

Condensed Consolidated Interim Balance Sheet                         F - 3

Condensed Consolidated Interim Statements of Operations              F - 4

Condensed Interim Statements of Shareholders` Deficiency             F - 5

Condensed Consolidated Interim Statements of Cash Flows              F - 6

Notes to Condensed Consolidated Interim Financial Statements     F - 7 - F - 12

                                      F - 2

                                                            ORGANITECH USA, INC.
CONDENSED CONSOLIDATED INTERIM BALANCE SHEET
--------------------------------------------------------------------------------
IN U.S. DOLLARS (EXCEPT SHARE DATA)

                                                                          JUNE 30,           DECEMBER 31,
                                                                           2008                 2007
                                                                       ------------         ------------

 ASSETS

CURRENT ASSETS:

Cash and cash
equivalents                                                            $    351,062         $    909,551
Restricted deposit                                                           11,995                    -
Trade receivables                                                            23,547              115,001
Unbilled receivables                                                              -               76,306
Other receivables and prepaid expenses                                      124,839               36,391
Inventories                                                                       -               70,545
                                                                       ------------         ------------

                                                                            511,443            1,207,794
                                                                       ------------         ------------
LONG-TERM ASSETS:
Deposit in respect with long-term lease                                       7,321               13,372
Severance pay fund                                                           96,172               86,851
                                                                       ------------         ------------
                                                                            103,493              100,223
                                                                       ------------         ------------

PROPERTY AND EQUIPMENT, NET                                                  50,787               92,860
                                                                       ------------         ------------

                                                                       $    665,723            1,400,877
                                                                       ============         ============

LIABILITES AND SHAREHOLDERS' DEFICIENCY

 CURRENT LIAIBLITIES:

 Short-term bank credit                                                $     11,011         $          -
 Trade payables                                                             234,925              348,480
 Other payables and accrued expenses                                      1,048,395            1,446,281
 Convertible loan                                                           357,500              357,500
 Related parties                                                              7,500               12,562
 Customers advances in excess of costs incurred on contracts
 in progress                                                                349,237                    -
                                                                       ------------         ------------

                                                                          2,008,568            2,164,823
                                                                       ------------         ------------
 LONG-TERM LIBILITIES:

 Accrued severance pay                                                      188,354              175,856
                                                                       ------------         ------------

 SHARHOLDERS' DEFICIENCY

 Common shares of $0.001 par value, authorized -
  80,000,000 shares, issued and outstanding - 36,632,642
   shares                                                                    36,633               36,633
 Additional paid in capital                                              10,143,662           10,053,950
 Accumulated deficit                                                    (11,711,494)         (11,030,385)
                                                                       ------------         ------------

 Total shareholders' deficiency                                          (1,531,199)            (939,802)
                                                                       ------------         ------------

                                                                       $    665,723            1,400,877
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

                                      F - 3

                                                            ORGANITECH USA, INC.
CONDENSED CONSOLIDATED INTERIM STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------
IN U.S. DOLLARS (EXCEPT SHARE DATA)

                                                          SIX MONTHS                            THREE MONTHS
                                                         ENDED JUNE 30,                        ENDED JUNE 30,
                                               --------------------------------        --------------------------------
                                                   2008                2007                2008                2007
                                               ------------        ------------        ------------        ------------

Revenues                                       $    330,667        $    791,366        $    282,881        $    363,805

Cost of revenues                                    359,667             834,137             348,965             474,797
                                               ------------        ------------        ------------        ------------

Gross loss                                          (29,000)            (42,771)            (66,084)           (110,992)
                                               ------------        ------------        ------------        ------------

Research and development expenses                   174,613             176,700              99,073              82,229

Selling and marketing expenses                      174,928             304,821              69,460             169,873

General and administrative expenses                 283,168             260,866             165,194             139,712
                                               ------------        ------------        ------------        ------------

Total operating expenses                            632,709             742,387             333,727             391,814
                                               ------------        ------------        ------------        ------------

Operating loss                                     (661,709)           (785,158)           (399,811)           (502,806)

Financing expenses, net                             (19,400)            (21,574)            (15,772)             (9,848)
                                               ------------        ------------        ------------        ------------

Net loss                                       $   (681,109)       $   (806,732)       $   (415,583)       $   (512,654)
                                               ============        ============        ============        ============

Basic and diluted net loss per common
share                                          $      (0.02)       $      (0.03)       $      (0.01)       $      (0.02)
                                               ============        ============        ============        ============

Weighted average number of common shares
outstanding
used in basic and diluted net loss per
share calculation                                36,632,642          26,632,642          36,632,642          26,625,975
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
                          INTERIM FINANCIAL STATEMENTS.

                                     F - 4

                                                            ORGANITECH USA, INC.
CONDENSED INTERIM STATEMENTS OF CHANGES IN SHAREHOLDERS' DEFICIENCY
-------------------------------------------------------------------------------
IN U.S. DOLLARS (EXCEPT SHARE DATA)

                                                     NUMBER OF                     ADDITIONAL
                                                    OUTSTANDING       COMMON         PAID IN       ACCUMULATED   TOTAL SHAREHOLDERS'
                                                   COMMON SHARES  SHARES CAPITAL     CAPITAL         DEFICIT        DEFICIENCY
                                                    ------------   ------------    ------------   ------------     ------------
                                                    IN THOUSANDS
                                                    ------------

Balance as of January 1, 2007                             26,633   $     26,633    $  7,987,627   $ (9,458,989)    $ (1,444,729)

Common shares ($0.20) issued in July, net (*)             10,000         10,000       1,857,953              -        1,867,953

Amortization of stock-based compensation                       -              -         203,007              -          203,007

Warrants granted to non employees                              -              -           5,363              -            5,363

Cumulative impact of change in accounting
for uncertainties in income taxes (Fin 48)                     -              -               -        (15,000)         (15,000)

Net loss                                                       -              -               -     (1,556,396)      (1,556,396)
                                                    ------------   ------------    ------------   ------------     ------------

Balance as of December 31, 2007                           36,633         36,633      10,053,950    (11,030,385)        (939,802)

Amortization of stock-based compensation                       -              -          89,712              -           89,712

Net loss for the period                                        -              -               -       (681,109)        (681,109)
                                                    ------------   ------------    ------------   ------------     ------------

Balance as of June 30, 2008 (unaudited)                   36,633   $     36,633    $ 10,143,662   $(11,711,494)    $ (1,531,199)
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
                          INTERIM FINANCIAL STATEMENTS.

                                      F - 5

                                                            ORGANITECH USA, INC.
CONDENSED INTERIM STATEMTNS OF CASH FLOWS
-------------------------------------------------------------------------------
IN U.S. DOLLARS

                                                                                        SIX MONTHS ENDED
                                                                                            JUNE 30,
                                                                                   --------------------------
                                                                                      2008             2007
                                                                                   ---------        ---------

CASH FLOWS USED IN OPERATING ACTIVITIES:

Net loss                                                                           $(681,109)       $(806,732)
                                                                                   ---------        ---------

Adjustments to reconcile net loss to net cash used in operating activities :
Amortization of stock - based compensation                                            89,712          111,547
Depreciation                                                                          10,083           14,649
Profit from disposal of property and equipment                                       (11,214)               -
Changes in accrued severance pay, net                                                  3,177           21,045
Decrease (increase) in trade receivables                                             330,355         (163,857)
Increase in other receivables and long term lease deposit                            (82,397)         (13,210)
Decrease in inventories                                                                1,932          208,786
Decrease in trade payables                                                          (113,555)        (536,825)
Increase (decrease) in other payables and accrued expenses                          (430,543)         502,039
Increase (decrease) in customers advances                                            282,850         (208,986)
                                                                                   ---------        ---------

Total adjustments                                                                     80,400          (64,812)
                                                                                   ---------        ---------

Net cash used in operating activities                                               (600,709)        (871,544)
                                                                                   ---------        ---------

CASH FLOWS FROM INVESTING ACTIVITIES:

Increase in short-term deposits in banks                                             (11,995)               -
Proceeds from  disposal of property and equipment                                     45,052            3,813
Purchase of property and equipment                                                    (1,848)               -
                                                                                   ---------        ---------

Net cash provided by investing activities                                             31,209            3,813
                                                                                   ---------        ---------

CASH FLOWS FROM FINANCING ACTIVITIES :

Proceeds from issuance of a convertible loan                                               -          357,500
Increase in short-term credit                                                         11,011           69,930
                                                                                   ---------        ---------

Net cash provided by (used in) financing activities                                   11,011          427,430
                                                                                   ---------        ---------

Decrease in cash and cash equivalents                                               (558,489)        (440,301)

Cash and cash equivalents at the beginning of the period                             909,551          569,319
                                                                                   ---------        ---------

Cash and cash equivalents at the end the period                                    $ 351,062        $ 129,018
                                                                                   =========        =========

SUPPLEMENTARY CASH FLOW INFORMATION :

Interest paid                                                                      $  16,088        $  10,725
                                                                                   =========        =========

Income tax paid                                                                    $   1,735        $   1,445
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
                          INTERIM FINANCIAL STATEMENTS.

                                      F - 6

                                                            ORGANITECH USA, INC.
NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
-------------------------------------------------------------------------------
IN U.S. DOLLARS

NOTE 1 - GENERAL

     A.   OrganiTech USA Inc. ("the Company" or "OrganiTECH"), and its
          subsidiary (collectively "the Group") design, develop, manufacture, market and support Hydroponics solutions and platforms for the
          Agriculture and Life-Science industries.

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

     B.   The Company is devoting substantial efforts towards activities such as marketing its products, financial planning and capital raising. In the course of such activities, the Company and its subsidiary have sustained operating losses. The Company and its subsidiary have not achieved profitable operations or positive cash flows from operations or positive working capital. The Company's accumulated deficit aggregated to $11,711,494 through June 30, 2008. There is no assurance that profitable operations, if ever achieved, could be sustained on a continuing basis.

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

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

          The accompanying unaudited interim consolidated financial statements have been prepared as of June 30, 2008, in accordance with United
          States generally accepted accounting principles relating to the preparation of financial statements for interim periods. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the Company's audited annual financial statements accompanying notes as of December 31, 2007 and for the year then ended. Operating results for the six-month and three-month periods ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ended December 31, 2008.

                                      F - 7

                                                            ORGANITECH USA, INC.
NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
-------------------------------------------------------------------------------
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

                                      F - 8

                                                            ORGANITECH USA, INC.
NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
-------------------------------------------------------------------------------
IN U.S. DOLLARS

NOTE 3 - CONTINGENCIES (CONT.)

     Legal claims (cont.)

     On July 3, 2008, during a sitting of the court, the judge recommended the two parties to enter into a mediation procedure for solving the two lawsuits both parties filed against each other. The Company's intention, based on its legal counsel, is to accept the court's recommendation.

     Company's management believes, based on the opinion of its legal counsel, that this claim will not have material adverse effect on the Company's financial condition.

NOTE 4 - OPTIONS

     A.   Options to Purchase Company Shares

          (1)  On December 3, 2006 the Company entered into a service agreement with a consultant whereby the consultant will present the Company to potential investors for a success-based consideration.
               Following the receiving of the Convertible Loan on March 2, 2007, the consultant is entitled to options for the purchase of 41,250 shares of the Company's common shares for exercise price of $0.26 per share. The options will expire on March 2, 2010. The fair value of the options at the grant date was $5,363.

          (2)  On April 17, 2008, the Company entered into an agreement with its
               CEO regarding her salary terms. Under the agreement, commencing
               November 2007 and until December 2008 (the "Period"), each month the Company will deduct NIS 10,000 from the CEO's gross salary.
               In consideration for this deduction the CEO is entitled to options from two kinds: the first warrant is for the purchase of
               209,799 shares of the Company's common shares for an exercise price of $0.001 per share and the second warrant is for the purchase of 80,692 shares of the Company's common shares for an exercise price of $0.26. The fair value of options at the grant date was $0.05 and $0 per option, respectively. Both options were granted on April 17, 2008 and shall vest during the Period in 14 equal monthly portions. The first warrant will expire on April
               17, 2018 and the second warrant will expire on April 17, 2011. As a result, the Company recorded compensation expenses in the amount $5,994

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

                                      F - 9

                                                            ORGANITECH USA, INC.
NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
-------------------------------------------------------------------------------
IN U.S. DOLLARS

NOTE 4 - OPTIONS (CONT.)

     B.   Stock Option Plans (cont.)

          (2)  (cont.)

               In addition, In February 2008, the Board of Directors decided to accelerate the vesting period of certain options. As a result of the acceleration compensation expense in the amount of $14,394 were recognized immediately.

          (3)  A summary of the Company's stock option activity with regards to its employees, officers and directors, under the plan as of June
               30, 2008 and June 30, 2007 is as follows:

                                                            JUNE 30, 2008
                                        -------------------------------------------------------
                                                                        WEIGHTED
                                                                        AVERAGE
                                                           WEIGHTED     REMAINING
                                                            AVERAGE     CONTRACTUAL  AGGREGATE
                                        NUMBER OF          EXERCISE       TERM       INTRINSIC
                                         OPTIONS            PRICE        (YEARS)    VALUE PRICE
                                        ----------        ----------   ----------   ----------

Outstanding as of January 1, 2008        3,706,508        $    0.234         7.98   $        -
  Granted                                  290,491             0.073
  Forfeited                                (40,000)       $    0.187
                                        ----------
Outstanding as of
  June 30 2008                           3,956,999        $    0.223         7.55   $   14,476
                                        ==========        ==========   ==========   ==========
  Vested and expected to  vest           3,908,524        $    0.208         7.08   $   14,166
                                        ==========        ==========   ==========   ==========
  Exercisable as of June 30, 2008        2,987,503        $    0.241         7.39   $    8,272
                                        ==========        ==========   ==========   ==========

                                                           JUNE 30, 2007
                                        ------------------------------------------------------
                                                                      WEIGHTED
                                                         WEIGHTED     AVERAGE
                                                         AVERAGE     REMAINING      AGGREGATE
                                        NUMBER OF        EXERCISE    CONTRACTUAL    INTRINSIC
                                         OPTIONS          PRICE     TERM (YEARS)   VALUE PRICE
                                        ----------      ----------   ----------    ----------

Outstanding as of January 1, 2007        3,276,508      $    0.231
Granted                                    430,000      $     0.26
                                        ----------
Outstanding as of
June 30, 2007                            3,706,508      $    0.253         8.47    $   14,300
                                        ==========      ==========   ==========    ==========
Vested and expected to  vest             3,706,508      $    0.253         8.47    $   14,300
                                        ==========      ==========   ==========    ==========
Exercisable as of June 30, 2007          1,851,508      $    0.254         8.13    $    8,320
                                        ==========      ==========   ==========    ==========

                                     F - 10

                                                            ORGANITECH USA, INC.
NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
-------------------------------------------------------------------------------
IN U.S. DOLLARS

NOTE 4 - OPTIONS (CONT.)

     B.   Stock Option Plans (cont.)

          (4)  A summary of the Company's stock option activity with regards to its non-employees, as of June 30, 2008 and June 30, 2007 under the plan is as follows:

                                                             JUNE 30, 2008
                                        --------------------------------------------------------
                                                                        WEIGHTED
                                                          WEIGHTED      AVERAGE
                                                           AVERAGE     REMAINING      AGGREGATE
                                         NUMBER OF        EXERCISE    CONTRACTUAL     INTRINSIC
                                          OPTIONS          PRICE      TERM (YEARS)   VALUE PRICE
                                        ----------      ----------     ----------     ----------

Outstanding as of January 1, 2008          145,000      $    0.251           8.34     $        -
Forfeited                                  (30,000)     $    0.187
                                        ----------
Outstanding as of
June 30, 2008                              115,000      $    0.268           7.93     $        -
                                        ==========      ==========     ==========     ==========

Exercisable as of  June 30, 2008            62,500      $    0.261           7.90     $        -
                                        ==========      ==========     ==========     ==========

                                                         JUNE 30, 2007
                                        -------------------------------------------------
                                                                   WEIGHTED
                                                      WEIGHTED     AVERAGE
                                                       AVERAGE    REMAINING     AGGREGATE
                                       NUMBER OF      EXERCISE    CONTRACTUAL   INTRINSIC
                                        OPTIONS        PRICE     TERM (YEARS)  VALUE PRICE
                                       --------      --------     --------      --------
Outstanding as of
 January 1, 2007 and
   June 30, 2007                        145,000      $  0.251         8.84      $    585
                                       ========      ========     ========      ========
 Vested and expected to
   be vest                              145,000      $  0.251         8.84      $    585
                                       ========      ========     ========      ========
Exercisable as of
  June 30, 2007                          36,250      $  0.251         8.84      $    146
                                       ========      ========     ========      ========

          (5)  The aggregated intrinsic value in the tables above represents the total intrinsic value (the difference between the Company's closing stock price on the last trading day as of the relevant period and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on the last trading day of each period. This amount is changed based on the fair market value of the Company's stock.

          (6)  As of June 30, 2008, the total unrecognized estimated compensation costs related to non-vested stock options granted prior to that date was $150,047, which is expected to be
               recognized over a weighted average period of 0.82 years.

                                     F - 11

                                                            ORGANITECH USA, INC.
NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
-------------------------------------------------------------------------------
IN U.S. DOLLARS

NOTE 4 - OPTIONS (CONT.)

     B.   Stock Option Plans (cont.)

          (7)  Compensation expenses were recognized during the three-month and six-month periods ended June 30, 2008 and June 30, 2007,
               respectively, as follows:

                                            SIX MONTHS                    THREE MONTHS
                                          ENDED JUNE 30,                 ENDED JUNE 30,
                                     ------------------------      ------------------------
                                        2008           2007           2008           2007
                                     ---------      ---------      ---------      ---------

Cost of revenues                     $  11,065      $  21,848      $   5,837      $  15,820

Research and development
expenses                                 8,589         13,058          4,828          9,145

Selling and marketing expenses          23,286         31,138         11,751         15,409

General and administration
expenses                                40,778         45,503         12,930         25,343
                                     ---------      ---------      ---------      ---------
                                     $  83,718      $ 111,547      $  35,346      $  65,717
                                     =========      =========      =========      =========

                                     F - 12

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following management's discussion and analysis or plan of operation should be read in conjunction with our condensed interim unaudited consolidated financial statements for the period ended June 30, 2008 thereto contained elsewhere in this report and with our audited consolidated financial statements and notes for the year ended December 31, 2007.

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

COMPARISON OF THE QUARTER ENDED JUNE 30, 2008 TO THE QUARTER ENDED JUNE 30, 2007

SUMMARY

                                SIX-MONTH PERIOD ENDED JUNE 30,    THREE-MONTH PERIOD ENDED JUNE 30,
                                  ---------------------------         ---------------------------
                                     2008              2007              2008              2007
                                  ---------         ---------         ---------         ---------

Revenues                          $ 330,667         $ 791,366         $ 282,881         $ 363,805

Net Loss                          $(681,109)        $(806,732)        $(415,583)        $(512,654)

Net Loss per Common Share         $   (0.02)        $   (0.03)        $   (0.01)        $   (0.02)

Dividends per Common Share        $       0         $       0         $       0         $       0

RESULTS OF OPERATIONS

REVENUES

Revenues decreased by 58% to $330,677 in the six months ended June 30, 2008 from
$791,366 in the six months ended June 30, 2007. Revenues in the six months ended
June 30, 2008 derived primarily from a European customer with which we started a project in Q2-2008 - as compared to the six months ended June 30, 2007 where revenues were derived from one large scale project that was executed with a
Spanish customer. Both projects were recognized based on the percentage-of-completion method. In the three months ended June 30, 2008 revenues decreased by 22% to $282,881 from $363,805 in the three months ended
June 30, 2007.

COST OF REVENUES AND GROSS PROFIT (LOSS)

Cost of revenues decreased by 57% to $359,667 in the six months ended June 30,
2008 from $834,137 in the six months ended June 30, 2007. Cost of revenues for the six months ended June, 2008 consisted mainly of (i) materials, labor and sub-contractors' expenses and provisions recorded for royalties and warranty obligations that were related to the recognized revenues; (ii) an adjustment to a provision for royalties ; (iii) a cancellation of provisions for warranty and commissions of two of our projects; and (iv) a one-time conservative write-off of capitalized costs related to one of our projects in the amount of $113,400.
Cost of revenues for the six months ended June 30, 2007 consisted of the same items as in (i) above As a percentage of revenues, our cost of revenues were
109% in the six months ended June 30, 2008 compared to 105% in the six months ended June 30, 2007.

In the three months ended June 30, 2008 cost of revenues decreased by 27% to
$348,965 from $474,797 in the three months ended June 30, 2007. The decrease was primarily due to a decrease in the expenses related to the projects we performed, that were smaller at Q2-2008 as compared to Q2-2007, offset by a one-time conservative write-off of capitalized costs related to one of our projects in the amount of $113,400.

For the reasons described above, we had gross loss of $29,000 in the six months ended June 30, 2008 compared to a gross loss of $42,771 in the six months ended
June 30, 2007. For the same reasons described above, in the three months ended
June 30, 2008 we had gross loss of $66,084.

RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses weren't materially changed in the six months ended June 30, 2008 as compared to the six months ended June 30, 2007 ($174,613 at H1-2008 versus $176,700 at H1-2007). As a percentage of revenues, our research and development expenses were 53% in the six months ended June 30,
2008. Research and development expenses for both periods consisted mainly of payroll costs.

In the three months ended June 30, 2008 research and development expenses increased by 20% to $99,073 from $82,229 in the three months ended June 30,
2007. The increase was primarily due to increased payroll costs due to increased hours spent on research and development activity. As a percentage of revenues, our research and development expenses were 35% in the three months ended June
30, 2008.

We expect to continue to incur research and development costs (which will be limited to our available financial resources), related to our continued
development of the GrowTECH2500 and to a lesser extent, our continued
development of bio-tech product lines.

SALES AND MARKETING EXPENSES

Sales and marketing expenses decreased by 43% to $174,928 in the six months ended June 30, 2008 from $304,821 in the six months ended June 30, 2007. The decrease in sales and marketing expenses is primarily attributable to decreased wage expenses, commissions related to recognized revenues and to the decrease of amortization expenses of demo sites. As a percentage of revenues, our sales and marketing expenses were 53% in the six months ended June 30, 2008.

In the three months ended June 30, 2008 selling and marketing expenses decreased by 59% to $69,460 from $169,873 in the three months ended June 30, 2007. The decrease was primarily due to decreased payroll costs and a decrease of amortization expenses of demo sites. As a percentage of revenues, our selling and marketing expenses were 25% in the three months ended June 30, 2008.

We expect to continue to incur increased sales and marketing expenses (limited to our available financial resources), as we believe that the need for our products is worldwide and our sales volume is directly influenced by the sales and marketing efforts invested.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses increased by 9% to $283,168 in the six months ended June 30, 2008 from $260,866 in the six months ended June 30, 2007.
The increase in general and administrative expenses was due to a decrease of
$65,250 (25%) in the wage expenses, professional services and other general and administrative expenses which was offset by a one-time conservative cancellation of an unbilled receivable in the amount of $87,552. As a percentage of revenues, our general and administrative expenses were 86% in the six months ended June
30, 2008.

In the three months ended June 30, 2008 general and administrative expenses increased by 18% to $165,194 from $139,712 in the three months ended June 30,
2007. The increase in general and administrative expenses was due to a decrease of $62,070 (56%) in the wage expenses, professional services and other general and administrative expenses which was offset by a one-time conservative cancellation of an unbilled receivable in the amount of $87,552. As a percentage of revenues, general and administration expenses were 58% in the three months ended June 30, 2008.

We expect to maintain this level of general and administrative expenses, limited to our available financial resources.

FINANCING EXPENSES

Financing expenses decreased to $19,400 in the six months ended June 30, 2008 from $21,574 in the six months ended June 30, 2007. During the six months ended
June 30, 2008 financing expenses consisted primarily of interest on a convertible loan and financial institutions' fees, off-set by income related to currency exchange rates, whereas during the six months ended June 30, 2007 financing expenses consisted primarily of interest on a convertible loan, financial institutions' fees and expenses related to currency exchange rates.

In the three months ended June 30, 2008 financial expenses increased by 60% to
$15,772 from $9,848 in the three months ended June 30, 2007. The increase was primarily due to expenses related to currency exchange rates.

OPERATING LOSS AND NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS

Our operating loss decreased by 16% to $661,709 in the six months ended June 30,
2008 from $785,158 in the six months ended June 30, 2007 and our net loss decreased as well by 16% to $681,109 in the six months ended June 30, 2008 from
$806,732 in the six months ended June 30, 2007.

In the three months ended June 30, 2008 our operating loss decreased by 20% to
$399,811 from $502,806 in the three months ended June 30, 2007 and our net loss decreased by 19% to $415,583 in the three months ended June 30, 2008 from
$512,654 in the three months ended June 30, 2007.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2008, we had cash and cash equivalents totaling $351,062 compared to $909,551 as of December 31, 2007 and $129,018 as of June 30, 2007.

Since our inception in 1999, we have financed our operations through private sales of shares of our common stock and convertible loans, which have totaled as of June 30, 2008 $9.0 million (net of issuance expenses). We have used the proceeds of the sale of all securities for working capital and other general corporate purposes.

Until we are able to generate sufficient cash from operations, we intend to use our existing cash resources to finance our operations. Based on our existing monthly expenses, we may not have sufficient cash to satisfy our operational and development requirements over the next 12 months. Our consolidated financial statements for the period ended June 30, 2008 and for the fiscal year ended
December 31, 2007 include an explanatory paragraph which states that we have suffered recurring losses from operations and a negative cash flow from operating activities that raise substantial doubt about our ability to continue as a going concern.

For the six months ended June 30, 2008, we had $600,709 cash used in operating activities compared with $871,544 for the six months ended June 30, 2007. The operating cash outflow for the six months ended June 30, 2008, was primarily a result of our net loss of $681,109 and a decrease in trade payables, other payables and accrued expenses and by an increase in other receivables. The cash outflow was partially offset by a increase in customers advances, by a decrease in trade receivables, and by amortization of deferred stock-based compensation.

For the six months ended June 30, 2008 we had a net cash inflow provided by investment activities of $31,209 that resulted from proceeds from the disposal of property and equipment, partially off-set by an increase in short-term deposits in banks and by a purchase of equipment, whereas for the six months ended June 30, 2007 we had a net cash inflow provided by investment activities of $3,813 that resulted from proceeds from the disposal of property and equipment.

Our net cash inflow from financing activities for the six months ended June 30,
2008 was $11,011 compared with a net cash inflow of $427,430 for the six months ended June 30, 2007. The net cash inflow from financing activities in the six months ended June 30, 2008 was generated from an increase in short-term credit from financial institutions, whereas in the six months ended June 30, 2007 the net cash inflow was generated primarily from the proceeds from the issuance of a convertible loan, and by an increase in short-term credit from financial institutions.

Other than as otherwise mentioned in this quarterly report, there were no material long term loans, commitments or off-balance sheet guarantees as of June
30, 2008.

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

MANAGEMENT'S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING FOR
DECEMBER 31, 2007

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

MANAGEMENT'S PLAN FOR REMEDIATION OF MATERIAL WEAKNESSES -

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

ITEM 6 EXHIBITS

EXHIBIT NO.    DESCRIPTION
-----------    -----------------------------------------------------------------

3.1            Certificate of Incorporation of the Company. (1)

3.2            Bylaws of the Company (1)

3.3            Certificate of Incorporation of OrganiTECH Ltd. (English
               Translation). (2)

                                       10

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

+Filed herewith.

Our current reports on Form 8-K filed since April 1, 2008 are as follows:

         MONTH                  FILING DATES
-------------------------- -------------------------
May 2008                        May 16, 2008

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 5, 2008.

ORGANITECH USA, INC.

By: /s/ Gideon Sturlesi
-----------------------
Gideon Sturlesi, Chairman of the Board of Directors

By: /s/ Rachel Ben-Nun
-----------------------
Rachel Ben-Nun, Chief Executive Officer

By: /s/ Yaron Shalem
-----------------------
Yaron Shalem, Chief Financial Officer and Principal Accounting Officer

                                       11