Form 10-Q
period 2008-09-30
ORGANITECH USA INC
filed 2008-11-19
CIK 832810

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                    (Mark One)

                    [X] Quarterly report pursuant to section 13 or 15(d) of the
                    Securities Exchange Act of 1934
                    For the period ended September 30, 2008

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

                               Yes [_]    No [X]

As of September 30, 2008, the issuer had 36,632,642 shares of its common stock outstanding.

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

                            AS OF SEPTEMBER 30, 2008
                                   (Unaudited)

                              --------------------
                              ORGANITECH USA, INC.
                              --------------------

                         CONDENSED CONSOLIDATED INTERIM
                              FINANCIAL STATEMENTS

                            AS OF SEPTEMBER 30, 2008
                                   (Unaudited)

                                    CONTENTS

                                                                      Page
                                                                      ----

Condensed Consolidated Interim Balance Sheet                          F - 3

Condensed Consolidated Interim Statements of Operation                F - 4

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

Notes to Condensed Consolidated Interim Financial Statements      F - 7 - F - 12

                                      F - 2

                                                            ORGANITECH USA, INC.

CONDENSED CONSOLIDATED INTERIM BALANCE SHEET
--------------------------------------------------------------------------------
IN U.S. DOLLARS (EXCEPT SHARE DATA)

                                                                    DECEMBER 31        SEPTEMBER 30
                                                                       2007                2008
                                                                   ------------        ------------
                                                                                         UNAUDITED
                                                                                       ------------

ASSETS

CURRENT ASSETS:

Cash and cash equivalents                                          $    909,551        $     54,954
Restricted deposit                                                            -               4,418
Trade receivables                                                       115,001              11,040
Unbilled receivables                                                     76,306                   -
Other receivables and prepaid expenses                                   36,391             107,897
Costs incurred on contracts in progress                                  70,545                   -
                                                                   ------------        ------------

                                                                      1,207,794             178,309
                                                                   ------------        ------------
LONG-TERM ASSETS:
Deposit in respect with long-term lease                                  13,372               4,473
Severance pay fund                                                       86,851             100,072
                                                                   ------------        ------------
                                                                        100,223             104,545
                                                                   ------------        ------------

PROPERTY AND EQUIPMENT, NET                                              92,860              47,916
                                                                   ------------        ------------

                                                                   $  1,400,877        $    330,770
                                                                   ============        ============

LIABILITIES AND SHAREHOLDERS' DEFICIENCY

 CURRENT LIAIBLITIES:

 Trade payables                                                    $    348,480        $    526,239
 Other payables and accrued expenses                                  1,446,281             963,703
 Convertible loan                                                       357,500             357,500
 Related parties                                                         12,562               7,500
 Customers advances in excess of costs incurred on contracts
 in progress                                                                  -              87,849
                                                                   ------------        ------------

                                                                      2,164,823           1,942,791
                                                                   ------------        ------------
 LONG-TERM LIABILITIES:

 Accrued severance pay                                                  175,856             196,808
                                                                   ------------        ------------

 SHAREHOLDERS' DEFICIENCY

 Common shares of $0.001 par value, authorized -
  80,000,000 shares, issued and outstanding - 36,632,642
   shares                                                                36,633              36,633
 Additional paid in capital                                          10,053,950          10,181,125
 Accumulated deficit                                                (11,030,385)        (12,026,587)
                                                                   ------------        ------------

 Total shareholders' deficiency                                        (939,802)         (1,808,829)
                                                                   ------------        ------------

                                                                   $  1,400,877        $    330,770
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

                                      F - 3

                                                            ORGANITECH USA, INC.

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------
IN U.S. DOLLARS (EXCEPT SHARE DATA)

                                                         NINE MONTHS                           THREE MONTHS
                                                      ENDED SEPTEMBER 30                     ENDED SEPTEMBER 30
                                              -------------------------------          ------------------------------
                                                  2007                2008                2007                2008
                                              -----------          ----------          ----------          ----------
                                                                             UNAUDITED
                                              -----------------------------------------------------------------------

Revenues                                      $ 1,205,569          $  656,885          $  414,203          $  326,218

Cost of revenues                                1,215,683             733,772             381,546             374,105
                                              -----------          ----------          ----------          ----------

Gross (loss) profit                               (10,114)            (76,887)             32,657             (47,887)
                                              -----------          ----------          ----------          ----------

Research and development expenses                 248,979             245,374              72,279              70,761

Selling and marketing expenses                    471,291             260,544             166,470              85,616

General and administrative expenses               420,162             388,170             159,296             105,002
                                              -----------          ----------          ----------          ----------

Total operating expenses                        1,140,432             894,088             398,045             261,379
                                              -----------          ----------          ----------          ----------

Operating loss                                 (1,150,546)           (970,975)           (365,388)           (309,266)

Financing (expenses) income, net                    5,697             (25,227)             27,271              (5,827)
                                              -----------          ----------          ----------          ----------

Net loss                                      $(1,144,849)         $ (996,202)         $ (338,117)         $ (315,093)
                                              ===========          ==========          ==========          ==========

Basic and diluted net loss per common
  share                                       $     (0.04)         $    (0.03)         $    (0.01)         $    (0.01)
                                              ===========          ==========          ==========          ==========

Weighted average number of common
  shares outstanding used in basic and
  diluted net loss per share calculation       29,316,466          36,632,642          34,654,620          36,632,642
                                              ===========          ==========          ==========          ==========

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

                                      F - 4

                                                            ORGANITECH USA, INC.

CONDENSED INTERIM STATEMENTS OF CHANGES IN SHAREHOLDERS' DEFICIENCY
--------------------------------------------------------------------------------
IN U.S. DOLLARS (EXCEPT SHARE DATA)

                                                     NUMBER OF                             ADDITIONAL
                                                    OUTSTANDING           COMMON            PAID IN          ACCUMULATED     TOTAL SHAREHOLDERS'
                                                   COMMON SHARES      SHARES CAPITAL        CAPITAL            DEFICIT            DEFICIENCY
                                                    ------------       ------------       ------------       ------------        ------------
                                                    IN THOUSANDS
                                                    ------------

Balance as of January 1, 2007                             26,633       $     26,633       $  7,987,627       $ (9,458,989)       $ (1,444,729)

Common shares ($0.20) issued in July, net (*)             10,000             10,000          1,857,953                  -           1,867,953

Amortization of stock-based compensation                       -                  -            203,007                  -             203,007

Warrants granted to non employees                              -                  -              5,363                  -               5,363

Cumulative impact of change in accounting for
uncertainties in income taxes (Fin 48)                         -                  -                  -            (15,000)            (15,000)

Net loss                                                       -                  -                  -         (1,556,396)         (1,556,396)
                                                    ------------       ------------       ------------       ------------        ------------

Balance as of December 31, 2007                           36,633             36,633         10,053,950        (11,030,385)           (939,802)

Amortization of stock-based compensation                       -                  -            127,175                  -             127,175

Net loss for the period                                        -                  -                  -           (996,202)           (996,202)
                                                    ------------       ------------       ------------       ------------        ------------

Balance as of September 30, 2008 (unaudited)              36,633       $     36,633       $ 10,181,125       $(12,026,587)       $ (1,808,829)
                                                    ============       ============       ============       ============        ============

(*) Net of issuance expenses.

    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONDENSED CONSOLIDATED
                          INTERIM FINANCIAL STATEMENTS.

                                      F - 5

                                                            ORGANITECH USA, INC.

CONDENSED CONSOLIDATED INTERIM STATEMTNS OF CASH FLOWS
--------------------------------------------------------------------------------
IN U.S. DOLLARS

                                                                                   NINE MONTHS ENDED SEPTEMBER 30
                                                                                   -----------        -----------
                                                                                       2007              2008
                                                                                   -----------        -----------
                                                                                              UNAUDITED
                                                                                   ------------------------------

CASH FLOWS USED IN OPERATING ACTIVITIES:

Net loss                                                                           $(1,144,849)       $  (996,202)
                                                                                   -----------        -----------

Adjustments to reconcile net loss to net cash used in operating activities :
Amortization of stock - based compensation                                             162,572            127,175
Depreciation                                                                            21,049             13,961
Profit from disposal of property and equipment                                               -            (11,214)
Changes in accrued severance pay, net                                                    9,136              7,731
Decrease (increase) in trade receivables                                              (337,639)           180,267
Increase in other receivables and long term lease deposit                              (79,539)           (62,607)
Decrease (increase) in Costs incurred on contracts in progress                          70,774           (125,056)
Increase (decrease) in trade payables                                                 (178,326)           177,759
Increase (decrease) in other payables and accrued expenses                             257,614           (352,640)
Increase (decrease) in customers advances                                             (449,280)           148,450
                                                                                   -----------        -----------

Total adjustments                                                                     (523,639)           103,826
                                                                                   -----------        -----------

Net cash used in operating activities                                               (1,668,488)          (892,376)
                                                                                   -----------        -----------

CASH FLOWS FROM INVESTING ACTIVITIES:

Increase in short-term deposits in banks                                                     -             (4,418)
Proceeds from  disposal of property and equipment                                        3,813             45,052
Purchase of property and equipment                                                           -             (2,855)
                                                                                   -----------        -----------

Net cash provided by investing activities                                                3,813             37,779
                                                                                   -----------        -----------

CASH FLOWS FROM FINANCING ACTIVITIES :

Issuance of shares, net of issuance expenses                                         1,883,120                  -
Proceeds from issuance of a convertible loan                                           357,500                  -
Decrease in short-term credit                                                           (1,574)                 -
                                                                                   -----------        -----------

Net cash provided by financing activities                                            2,239,046                  -
                                                                                   -----------        -----------

Decrease in cash and cash equivalents                                                  574,371           (854,597)

Cash and cash equivalents at the beginning of the period                               569,319            909,551
                                                                                   -----------        -----------

Cash and cash equivalents at the end the period                                    $ 1,143,690        $    54,954
                                                                                   ===========        ===========

SUPPLEMENTARY CASH FLOW INFORMATION :

   Interest paid
                                                                                   $    18,769        $    16,088
                                                                                   ===========        ===========

 Income tax paid                                                                   $     2,167        $     2,594
                                                                                   ===========        ===========

                                      F - 6

                                                            ORGANITECH USA, INC.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)
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

     B.   The Company is devoting substantial efforts towards activities such as marketing its products, financial planning and capital raising. In the course of such activities, the Company and its subsidiary have sustained operating losses. The Company and its subsidiary have not achieved profitable operations or positive cash flows from operations or positive working capital. The Company's accumulated deficit aggregated to $12,026,587 through September 30, 2008. There is no assurance that profitable operations, if ever achieved, could be sustained on a continuing basis.

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

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

     The accompanying unaudited interim consolidated financial statements have been prepared as of September 30, 2008, in accordance with United States generally accepted accounting principles relating to the preparation of financial statements for interim periods. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the Company's audited annual financial statements accompanying notes as of December 31, 2007 and for the year then ended. Operating results for the nine-month and three-month periods ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ended December 31, 2008.

                                     F - 7

                                                            ORGANITECH USA, INC.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)
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

                                      F - 8

                                                            ORGANITECH USA, INC.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)
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

     (2)  On April 17, 2008, the Company entered into an agreement with its CEO regarding her salary terms. Under the agreement, commencing November
          2007 and until December 2008 (the "Period"), each month the Company will deduct NIS 10,000 from the CEO's gross salary. In consideration for this deduction the CEO is entitled to options from two kinds: the first warrant is for the purchase of 209,799 shares of the Company's common shares for an exercise price of $0.001 per share and the second warrant is for the purchase of 80,692 shares of the Company's common shares for an exercise price of $0.26. The fair value of options at the grant date was $0.05 and $0 per option, respectively. Both options were granted on April 17, 2008 and shall vest during the Period in 14 equal monthly portions. The first warrant will expire on April 17,
          2018 and the second warrant will expire on April 17, 2011. The fair value of the options at the grant date was $10,490.

     B.   Stock Option Plans

     (1)  On May 31, 2005, the Board of Directors approved a Stock Option Plan
          ("SOP") for Company's executives, directors, key employees and service providers comprising options to purchase up to 1,622,000 common shares of the Company. On February 19, 2006, the Board of Directors approved the increasing of the SOP in additional options to purchase up to additional 3,000,000 common shares of the Company. As of September 30,
          2008, 947,000 options of the Company were still available for future grants.

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

                                     F - 9

                                                            ORGANITECH USA, INC.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------
IN U.S. DOLLARS

NOTE 4 - OPTIONS (CONT.)

     B.   Stock Option Plans (cont.)

     (2)  (cont.)

          In addition, In February 2008, the Board of Directors decided to accelerate the vesting period of certain options. As a result of the acceleration compensation expense in the amount of $14,394 were recognized immediately.

     (3)  A summary of the Company's stock option activity with regards to its employees, officers and directors, under the plan as of September 30,
          2008 and September 30, 2007 is as follows:

                                                        SEPTEMBER 30, 2008
                                        ---------------------------------------------------
                                                                    WEIGHTED
                                                      WEIGHTED      AVERAGE
                                                      AVERAGE      REMAINING      AGGREGATE
                                        NUMBER OF     EXERCISE      CONTRACT      INTRINSIC
                                         OPTIONS        PRICE      TERM (YEARS   VALUE PRICE
                                        ---------     ---------     ---------     ---------

Outstanding as of January 1, 2008       3,706,508     $   0.234
  Granted                                 290,491         0.073
  Forfeited                               (40,000)    $   0.187
                                        ---------
Outstanding as of
  September 30, 2008                    3,956,999     $   0.223          7.26     $   8,182
                                        =========     =========     =========     =========
  Vested and expected to vest           3,911,637     $   0.208          6.80     $   8,094
                                        =========     =========     =========     =========
  Exercisable as of September 30,
2008                                    3,049,751     $   0.242          7.16     $   6,429
                                        =========     =========     =========     =========

                                                        SEPTEMBER 30, 2008
                                        ---------------------------------------------------
                                                                    WEIGHTED
                                                        WEIGHTED     AVERAGE
                                                        AVERAGE     REMAINING     AGGREGATE
                                        NUMBER OF       EXERCISE    CONTRACT      INTRINSIC
                                         OPTIONS         PRICE     TERM (YEARS   VALUE PRICE
                                        ---------      ---------    ---------    ----------

Outstanding as of January 1, 2007       3,276,508      $   0.231
Granted                                   430,000      $    0.26
                                        ---------
Outstanding as of
September 30, 2007                      3,706,508      $   0.234         8.22    $       -
                                        =========      =========    =========    =========
Vested and expected to vest             3,706,508      $   0.234         8.22    $       -
                                        =========      =========    =========    =========
Exercisable as of September 30,
2007                                    1,851,508      $   0.254         7.89    $       -
                                        =========      =========    =========    =========

                                     F - 10

                                                            ORGANITECH USA, INC.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------
IN U.S. DOLLARS

NOTE 4 - OPTIONS (CONT.)

     B.   Stock Option Plans (cont.)

     (3)  (cont.)

                                     WEIGHTED
                                     AVERAGE
                    OPTIONS FOR     REMAINING
   EXERCISE PRICE    ORDINARY    CONTRACTUAL TERM     OPTIONS
     PER SHARE        SHARES        (IN YEARS)      EXERCISABLE
     ---------       ---------       ---------        ---------

$          0.001       209,799         9.08           164,842
$   0.187 - 0.20     2,560,000         7.25         2,020,000
$    0.25 - 0.26       760,692         7.48           553,401
$           0.28       330,000         7.75           215,000
$           1.00        96,508         1.75            96,508
                        ------         ----            ------
                     3,956,999         7.30         3,049,751
                     =========         ====         =========

     (4)  A summary of the Company's stock option activity with regards to its non-employees, as of September 30, 2008 and September 30, 2007 under the plan is as follows:

                                           SEPTEMBER 30, 2008
                          -------------------------------------------------
                                                       WEIGHTED
                                          WEIGHTED     AVERAGE
                                          AVERAGE     REMAINING     AGGREGATE
                           NUMBER OF      EXERCISE     CONTRACT     INTRINSIC
                            OPTIONS         PRICE     TERM (YEARS   VALUE PRICE
                          ---------       ---------    ---------    ---------

Outstanding as of
January 1, 2008             145,000       $   0.251
Forfeited                   (40,000)      $   0.187
                          ---------
Outstanding as of
September 30, 2008          105,000       $   0.276         7.73    $       -
                          =========       =========    =========    =========
Exercisable as of
 September 30, 2008          52,500       $   0.276         7.73    $       -
                          =========       =========    =========    =========

                                            SEPTEMBER 30, 2008
                              -------------------------------------------------
                                                        WEIGHTED
                                            WEIGHTED     AVERAGE
                                            AVERAGE     REMAINING     AGGREGATE
                             NUMBER OF      EXERCISE     CONTRACT     INTRINSIC
                              OPTIONS        PRICE     TERM (YEARS)   VALUE PRICE
                              -------       -------      -------       -------

Outstanding as of
 January 1, 2007 and
 September 30, 2007           145,000       $ 0.251         8.59       $     -
                              =======       =======      =======       =======
 Vested and expected to
   be vest                    145,000       $ 0.251         8.59       $     -
                              =======       =======      =======       =======
Exercisable as of
  September 30, 2007           36,250       $ 0.251         8.59       $     -
                              =======       =======      =======       =======

                                     F - 11

                                                            ORGANITECH USA, INC.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------
IN U.S. DOLLARS

NOTE 4 - OPTIONS (CONT.)

     B.   Stock Option Plans (cont.)

     (4)  (cont.)

                                   WEIGHTED
                                    AVERAGE
                                   REMAINING
                                 CONTRACTUAL
EXERCISE PRICE    OPTIONS FOR        TERM          OPTIONS
  PER SHARE      ORDINARY SHARES   (IN YEARS)    EXERCISABLE
------------       -------           ----         -------

$      0.187         5,000           7.25           2,500
$       0.28       100,000           7.75          50,000
                   -------           ----         -------
                   105,000           7.73          52,500
                   =======           ====         =======

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

     (6)  As of September 30, 2008, the total unrecognized estimated compensation costs related to non-vested stock options granted prior to that date was $116,357, which is expected to be recognized over a weighted average period of 0.63 years.

     (7)  Compensation expenses were recognized during the three-month and nine-month periods ended September 30, 2008 and September 30, 2007, respectively, as follows:

                                       NINE MONTHS                  THREE MONTHS
                                    ENDED SEPTEMBER 30            ENDED SEPTEMBER 30
                                 -----------------------       -----------------------
                                   2007           2008           2007           2008
                                 --------       --------       --------       --------
                                                        UNAUDITED
                                 -----------------------------------------------------

Cost of revenues                 $ 28,865       $ 17,900       $  7,017       $  6,835

Research and development
  expenses                         16,539         12,025          3,481          3,436

Selling and marketing
  expenses                         50,110         39,257         18,972         12,974

General and administration
  expenses                         67,058         57,993         21,555         14,218
                                 --------       --------       --------       --------
                                 $162,572       $127,175       $ 51,025       $ 37,463
                                 ========       ========       ========       ========

                                     F - 12

                                     PART I

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following management's discussion and analysis or plan of operation should be read in conjunction with our condensed interim unaudited consolidated financial statements for the period ended September 30, 2008 thereto contained elsewhere in this report and with our audited consolidated financial statements and notes for the year ended December 31, 2007.

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

COMPARISON OF THE QUARTER ENDED SEPTEMBER 30, 2008 TO THE QUARTER ENDED
SEPTEMBER 30, 2007

SUMMARY

                             NINE-MONTH PERIOD ENDED SEPTEMBER 30,  THREE-MONTH PERIOD ENDED SEPTEMBER 30,
                                 ------------------------------         ------------------------------
                                    2008                2007                2008               2007
                                 -----------        -----------         -----------        -----------

Revenues                         $   656,885        $ 1,205,569         $   326,218        $   414,203

Net Loss                         $  (996,202)       $(1,144,849)        $  (315,093)       $  (338,117)

Net Loss per Common Share        $     (0.03)       $     (0.04)        $     (0.01)       $     (0.01)

Dividends per Common Share       $         0        $         0         $         0        $         0

RESULTS OF OPERATIONS

REVENUES

Revenues decreased by 46% to $656,885 in the nine months ended September 30,
2008 from $1,205,569 in the nine months ended September 30, 2007. Revenues in the nine months ended September 30, 2008 derived primarily from a European customer with which we started a project in the second quarter of 2008 - as compared to the nine months ended September 30, 2007 where revenues were derived from two projects: a large scale project that was executed with a Spanish customer and a medium scale project that was executed with an Israeli customer.
All the projects were recognized based on the percentage-of-completion method.
In the three months ended September 30, 2008 revenues decreased by 21% to
$326,218 from $414,203 in the three months ended September 30, 2007.

COST OF REVENUES AND GROSS PROFIT (LOSS)

Cost of revenues decreased by 40% to $733,772 in the nine months ended September
30, 2008 from $1,215,683 in the nine months ended September 30, 2007. Cost of revenues for the nine months ended September, 2008 consisted mainly of (i)
materials, labor and sub-contractors' expenses and provisions recorded for royalties and warranty obligations that were related to the recognized revenues;
(ii) an adjustment to a provision for royalties; (iii) a cancellation of provisions for warranty and commissions of two of our projects; and (iv) a one-time conservative write-off of capitalized costs related to one of our projects in the amount of $113,400. Cost of revenues for the nine months ended
September 30, 2007 consisted of the same items as in (i) above. As a percentage of revenues, our cost of revenues were 112% in the nine months ended September
30, 2008 compared to 101% in the nine months ended September 30, 2007.

In the three months ended September 30, 2008 cost of revenues decreased by 2% to
$374,105 from $381,546 in the three months ended September 30, 2007. The decrease was primarily due to a decrease in the expenses related to the projects we performed, that were smaller in the third quarter of 2008 as compared to the third quarter of 2007.

For the reasons described above, we had gross loss of $76,887 in the nine months ended September 30, 2008 compared to a gross loss of $10,114 in the nine months ended September 30, 2007. For the same reasons described above, in the three months ended September 30, 2008 we had gross loss of $47,887.

RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses were not materially changed in the nine months ended September 30, 2008 as compared to the nine months ended September 30, 2007
($245,374 versus $248,979, respectively). As a percentage of revenues, our research and development expenses were 37% in the nine months ended September
30, 2008. Research and development expenses for both periods consisted mainly of payroll costs.

Research and development expenses were not materially changed in the three months ended September 30, 2008 as compared to the three months ended September
30, 2007 ($70,761 versus $72,279, respectively). As a percentage of revenues, our research and development expenses were 22% in the three months ended
September 30, 2008. Research and development expenses for both periods consisted mainly of payroll costs.

We expect to continue to incur research and development costs (which will be limited to our available financial resources), related to our continued
development of the GrowTECH2500 and to a lesser extent, our continued
development of bio-tech product lines.

SALES AND MARKETING EXPENSES

Sales and marketing expenses decreased by 45% to $260,544 in the nine months ended September 30, 2008 from $471,291 in the nine months ended September 30,
2007. The decrease in sales and marketing expenses is primarily attributable to decreased payroll costs, decreased overseas travel expenses and to the decrease of amortization expenses of demo-sites. As a percentage of revenues, our sales and marketing expenses were 40% in the nine months ended September 30, 2008.

In the three months ended September 30, 2008 sales and marketing expenses decreased by 49% to $85,616 from $166,470 in the three months ended September
30, 2007. The decrease was primarily due to decreased payroll costs, decreased overseas travel expenses and a decrease of amortization expenses of demo sites.
As a percentage of revenues, our selling and marketing expenses were 26% in the three months ended September 30, 2008.

We expect to continue to incur increased sales and marketing expenses (limited to our available financial resources), as we believe that the need for our products is worldwide and our sales volume is directly influenced by the sales and marketing efforts invested.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses decreased by 8% to $388,170 in the nine months ended September 30, 2008 from $420,162 in the nine months ended September
30, 2007. The decrease in general and administrative expenses was due to a decrease in the payroll costs, professional services and other general and administrative expenses which was offset by a one-time conservative cancellation of an unbilled receivable in the amount of $87,552. As a percentage of revenues, our general and administrative expenses were 59% in the nine months ended
September 30, 2008.

In the three months ended September 30, 2008 general and administrative expenses decreased by 34% to $105,002 from $159,296 in the three months ended September
30, 2007. The decrease in general and administrative expenses was due to decreased payroll costs, decreased professional services expenses and other general and administrative expenses. As a percentage of revenues, general and administration expenses were 32% in the three months ended September 30, 2008.

We expect to maintain this level of general and administrative expenses, limited to our available financial resources.

FINANCING EXPENSES

Financing expenses were $25,227 in the nine months ended September 30, 2008 compared to a financing income of $5,697 in the nine months ended September 30,
2007. During the nine months ended September 30, 2008 financing expenses consisted primarily of interest on a convertible loan and financial institutions' fees, off-set by income related to currency exchange rates, whereas during the nine months ended September 30, 2007 financing income consisted primarily of income related to currency exchange rates and income from interest, off-set by interest on a convertible loan and financial institutions'
fees.

In the three months ended September 30, 2008 financing expenses were $5,827 compared to financing income of $27,271 in the three months ended September 30,
2007. The change in the financing item was primarily due to a decrease in income related to currency exchange rates and a decrease in income from interest.

OPERATING LOSS AND NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS

Our operating loss decreased by 16% to $970,975 in the nine months ended
September 30, 2008 from $1,150,546 in the nine months ended September 30, 2007 and our net loss decreased by 13% to $996,202 in the nine months ended September
30, 2008 from $1,144,849 in the nine months ended September 30, 2007.

In the three months ended September 30, 2008 our operating loss decreased by 15%
to $309,266 from $365,388 in the three months ended September 30, 2007 and our net loss decreased by 7% to $315,093 in the three months ended September 30,
2008 from $338,117 in the three months ended September 30, 2007.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2008, we had cash and cash equivalents totaling $54,954 compared to $909,551 as of December 31, 2007 and $1,143,690 as of September 30,
2007.

Since our inception in 1999, we have financed our operations through private sales of shares of our common stock and convertible loans, for an aggregate amount of $9.0 million (net of issuance expenses) as of September 30, 2008. We have used the proceeds of the sale of all securities for working capital and other general corporate purposes.

Until we are able to generate sufficient cash from operations, we intend to use our existing cash resources to finance our operations. Based on our existing monthly expenses, we may not have sufficient cash to satisfy our operational and development requirements over the next 12 months. Our consolidated financial statements for the period ended September 30, 2008 and for the fiscal year ended
December 31, 2007 include an explanatory paragraph which states that we have suffered recurring losses from operations and a negative cash flow from operating activities that raise substantial doubt about our ability to continue as a going concern.

For the nine months ended September 30, 2008, we had $892,376 cash used in operating activities compared with $1,668,488 for the nine months ended
September 30, 2007. The operating cash outflow for the nine months ended
September 30, 2008, was primarily a result of our net loss of $996,202 and a decrease in other payables and accrued expenses and by an increase in inventories and in other receivables. The cash outflow was partially offset by a decrease in trade receivables, by an increase in customers advances and in trade payables and by an amortization of deferred stock-based compensation.

For the nine months ended September 30, 2008 we had a net cash inflow provided by investment activities of $37,779 that resulted from proceeds from the disposal of property and equipment, partially off-set by an increase in short-term deposits in banks and by a purchase of equipment, whereas for the nine months ended September 30, 2007 we had a net cash inflow provided by investment activities of $3,813 that resulted from proceeds from the disposal of property and equipment.

For the nine months ended September 30, 2008 we have no cash inflow or outflow from financing activities, compared with a net cash inflow of $2,239,046 for the nine months ended September 30, 2007. The net cash inflow from financing activities in the nine months ended September 30, 2007 was generated primarily from issuance of shares and from proceeds from the issuance of a convertible loan.

Other than as otherwise mentioned in this quarterly report, there were no material long term loans, commitments or off-balance sheet guarantees as of
September 30, 2008.

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

ITEM 4 CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our management, including our chief executive officer and chief accounting officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our management concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective such that the information required to be disclosed by us in reports filed under the Securities
Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) accumulated and communicated to our management, including our chief executive officer, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

MANAGEMENT'S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING FOR
DECEMBER 31, 2007.

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

INHERENT LIMITATIONS ON EFFECTIVENESS OF INTERNAL CONTROLS

Our management, including our chief executive officer and chief accounting officer, do not expect that our disclosure controls or our internal control over financial reporting will prevent or detect all errors and all fraud that could occur. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake.
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

(c) Not applicable

ITEM 3 DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4 SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5 OTHER INFORMATION

Mr. Amnon Sudri who was nominated to serve on our Board of Directors by Keren
Katzir Debenture for Investment Ltd., one of our affiliates, resigned from our
Board of Directors on August 17, 2008.

On November 18, 2008, Yaron Shalem resigned as our Chief Financial Officer.

Neither of the resignations was the result of any disagreement with our company or its management.

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

                                       10

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

31.2           Certification of Chief Accounting Officer pursuant to Rule
               13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 +

32.1           Certification of Chief Executive Officer pursuant to 18 U.S.C.
               Section 1350, as adopted pursuant to Section 906 of the
               Sarbanes-Oxley Act of 2002 +

32.2           Certification of Chief Accounting Officer pursuant to 18 U.S.C.
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

+Filed herewith.

We have not filed any current reports on Form 8-K filed since July 1, 2008.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 19, 2008.

ORGANITECH USA, INC.

By: /s/ Rachel Ben-Nun
----------------------
Rachel Ben-Nun, Chief Executive Officer

By: /s/ Oren Bloch
----------------------
Oren Bloch, Chief Accounting Officer

                                       11