Form 10-K/A
period 2007-12-31
ORGANITECH USA INC
filed 2009-04-03
CIK 832810

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               Amendment No. 1 to
                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                            For The Fiscal Year Ended
                                December 31, 2007

                        Commission file number: 000-51980

                              ORGANITECH USA, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                        DELAWARE                       93-0969365
            (STATE OR OTHER JURISDICTION OF         (I.R.S. EMPLOYER
             INCORPORATION OR ORGANIZATION)      IDENTIFICATION NUMBER)

                     YOQNEAM INDUSTRIAL AREA, P.O. BOX 700,
                              YOQNEAM 20692, ISRAEL

      (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES AND ZIP CODE) 972-4-9590-515

   (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE) Securities registered pursuant to Section 12(b) of the Act:

                                      NONE

           Securities registered pursuant to Section 12(g) of the Act:

                         COMMON STOCK, WITHOUT PAR VALUE

INDICATE BY CHECK MARK IF THE REGISTRANT IS A WELL-KNOWN SEASONED ISSUER, AS
DEFINED IN RULE 405 OF THE SECURITIES ACT.

                               YES [_]     NO [X]

INDICATE BY CHECK MARK IF THE REGISTRANT IS NOT REQUIRED TO FILE REPORTS
PURSUANT TO SECTION 13 OF THE ACT.

                               YES [_]     NO [X]

INDICATE BY CHECKMARK WHETHER THE REGISTRANT: (1) HAS FILED ALL REPORTS REQUIRED
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
FORM 10-K. [X]

INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS A LARGE ACCELERATED FILER, AN
ACCELERATED FILER, OR A NON-ACCELERATED FILER. SEE DEFINITION OF "ACCELERATED
FILER" AND "LARGE ACCELERATED FILER" IN RULE 12B-2 OF THE EXCHANGE ACT. (CHECK
ONE):

LARGE ACCELERATED FILER  [_]                       ACCELERATED FILER         [_]
NON-ACCELERATED FILER    [_]                       SMALLER REPORTING COMPANY [X]
(DO NOT CHECK IF A SMALLER REPORTING COMPANY)

INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS A SHELL COMPANY AS DEFINED IN
RULE 12B-2 OF THE EXCHANGE ACT.

                               YES [_]     NO [X]

STATE THE AGGREGATE MARKET VALUE OF THE VOTING AND NON-VOTING COMMON EQUITY HELD
BY NON-AFFILIATES COMPUTED BY REFERENCE TO THE PRICE AT WHICH THE COMMON EQUITY
WAS LAST SOLD, OR THE AVERAGE BID AND ASKED PRICE OF SUCH COMMON EQUITY, AS OF
DECEMBER 31, 2007 WAS APPROXIMATELY $3,296,938 (COMMON STOCK).

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF
COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.

CLASS                                           OUTSTANDING AT DECEMBER 31, 2007
--------------------------------------------------------------------------------
Common Stock                                    36,632,642

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10K (e.g. Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or
(c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

None

                                EXPLANATORY NOTE

     This Amendment No. 1 on Form 10-K/A amends the Company's Annual Report on
Form 10-KSB for the fiscal year ended December 31, 2007, filed with the
Securities and Exchange Commission ("SEC") on February 28, 2008 (the "Original
Annual Report"). This Amendment revises management's conclusion as to the effectiveness of the Company's disclosure controls and procedures as of December
31, 2007 in Item 9A. Management has concluded that, as of December 31, 2007, our disclosure controls and procedures are not effective because of material deficiencies in our internal control over financial reporting as of December 31,
2007 and other factors discussed in the Amendment and has restated its conclusions at the reasonable assurance level. The Amendment also includes disclosure relating to our audit committee and financial expert and a revised audit report to address a deficiency in the description of the standards of the
Public Company Accounting Oversight Board referenced in the report. We are also filing amended Exhibit 31.1, Section 302 Certification - Principal Executive
Officer and Exhibit 31.2, Section 302 Certification - Principal Financial
Officer.

     Except as described above, no attempt has been made in this Amendment to modify or update other disclosures presented in the Original Annual Report. This
Amendment does not reflect events occurring after the filing of the Original
Annual Report, or modify or update those disclosures, including the exhibits to the Original Annual Report, affected by subsequent events. Accordingly, this
Amendment should be read in conjunction with our filings with the SEC subsequent to the filing of the Original Annual Report, including any amendments to those filings.

FORWARD LOOKING STATEMENTS

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

ITEM 1. BUSINESS

INTRODUCTION

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

     1.   Preserving And Improving Existing Deployments Of Our Products

     We intend to constantly preserve and improve our existing deployed projects while they serve both as proof that our technology concept works and as a reference point for new customers.

     2.   Maintain Technology Leadership

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

     3.   Approaching Key Markets Opportunities

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

     4.   Develop New Strategic Alliances And Market Presence

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

(iii)Improve the engineering capabilities of the GrowTECH2500 for different climate conditions, and

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

     As of December 31, 2007 we have carried forward tax losses in the amount of
$9.4 million, out of which $IKI8.0 million are from OrganiTech Ltd.

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

EMPLOYEES

     As of December 31, 2007, together with OrganiTECH Ltd. we had 18 employees, all of whom were full-time. Additionally we are engaged with sub-contractors to reinforce our personnel to the extent needed in several fields of expertise.
Management believes that we have an adequate number of employees to support our current operations and projects in process, which are managed partially with subcontractors. OrganiTECH Ltd. intends to hire additional employees as required, upon the ordering of additional projects, commercialization of its products and the receipt of additional financing.

ITEM 1A. RISK FACTORS

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

     Not applicable.

ITEM 2. PROPERTIES.

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

ITEM 3. LEGAL PROCEEDINGS.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal period ended December 31, 2007.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND
        ISSUER PURCHASES OF EQUITY SECURITIES.

a.   Market Information.

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

                              CLOSING SHARE PRICES

PERIOD               LOW          HIGH
------              ------       -------

2006
FIRST QUARTER        $0.22       $0.35
SECOND QUARTER       $0.26       $0.33
THIRD QUARTER        $0.23       $0.35
FOURTH QUARTER       $0.12       $0.28

2007
FIRST QUARTER        $0.20       $0.26
SECOND QUARTER       $0.18       $0.23
THIRD QUARTER        $0.13       $0.20
FOURTH QUARTER       $0.09       $0.14

     These quotations reflect closing share prices, without retail mark-up, markdown, or commission, and may not represent actual transactions.

b.   Holders:

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

(d)  Securities authorized for issuance under equity compensation plans

                                                                                          Number of securities
                                                                                         remaining available for
                                Number of Securities to be   Weighted-average exercise    future issuance under
                                  issued upon exercise of       price of outstanding     equity compensation plans
                                   outstanding, options,       options, warrants and        excluding securities
                                    warrants and rights                rights               reflected in column (a))
       Plan Category                        (a)                          (b)                          (c)
------------------------------- ---------------------------- ---------------------------- ----------------------------
Equity compensation plans
approved by security holders                       3,851,508                        0.235                      867,000
------------------------------- ---------------------------- ---------------------------- ----------------------------
Equity compensation plans not
approved by security holders                               -                            -                            -
------------------------------- ---------------------------- ---------------------------- ----------------------------
Total                                              3,851,508                        0.235                      867,000
------------------------------- ---------------------------- ---------------------------- ----------------------------

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

ITEM 6. SELECTED FINANCIAL DATA.

     Pursuant to the Securities and Exchange Commission's rules and regulations this item is not applicable to the Company as a smaller reporting company.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
        OF OPERATIONS.

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

                                     YEAR ENDED DECEMBER 31,
                                      2007              2006
                                   --------           --------

Total Assets                     $ 1,563,472        $   924,846

Short Term Obligations           $ 1,969,918        $ 2,188,128

Revenue                          $ 1,487,334        $ 3,395,338

Net Loss                         $(1,556,396)       $(1,379,761)

Net Loss per Common Share        $     (0.05)       $     (0.05)

Dividends per Common Share       $         0        $         0

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

CLAL INVESTMENTS LTD.

          (1) Pursuant to a series of On investment agreements between February
     2005 and January 2006 (the "PIPE Agreements"), we issued several investors including Clal Investments Ltd., ("Clal") (which also represented the investors), an aggregate of 6,000,000 shares of our common stock for an aggregate purchase price of $1,500,000 (the "Investment Shares"). Pursuant to the PIPE Agreements we also issued warrants to the investors, which warrants have since expired without having been exercised. The Investment
     Shares are included in a Form SB-2 which was declared effective on October
     4, 2006. As a result, we didn't pay the investors and Clal any fine with regards to the said registration statement.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     Pursuant to the Securities and Exchange Commission's rules and regulations this item is not applicable to the Company as a smaller reporting company.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     Reference is made to pages F-1 through F-27 comprising a portion of this annual report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
        FINANCIAL DISCLOSURE.

     None.

ITEM 9A. CONTROLS AND PROCEDURES.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES.

Our management, including our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the
Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, our management concluded that our disclosure controls and procedures required by paragraph (b)
of Rules 13a-15 or 15d-15 were not effective at the reasonable assurance level because of the identification of material weaknesses in our internal control over financial reporting and the failure to include information relating to disclosure controls and procedures and internal control over financial reporting as required in the report.

Our remediation plans for our weaknesses in internal control over financial reporting are disclosed below. The Company has also engaged a law firm to assist us in preparing and filing corporate documents and periodic reports, including the information relating to disclosure controls and procedures and internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION.

     Not applicable.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

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

We do not have an Audit Committee. Therefore, the entire board of directors performs the functions of the Audit Committee. Our board of directors has determined that Mr. Yaacob Hannes is our audit committee financial expert and is independent in accordance with applicable Securities and Exchange Commission regulations.

ITEM 11. EXECUTIVE COMPENSATION

     The following table sets forth all compensation paid in respect of our
Chief Executive Officer and those individuals who received compensation in excess of $100,000 per year (collectively, the "Named Executive Officers") for our last two completed fiscal years:

                                                                                      Nonqualified
                                                                       Non-Equity       Deferred
Name and                                       Stock      Option      Incentive Plan   Compensation     All Other
Principal                 Salary      Bonus    Awards     Awards*     Compensation      Earnings       Compensation
Position        Year       ($)         ($)       ($)        ($)            ($)              ($)             ($)
(a)             (b)        (c)         (d)       (e)        (f)            (g)              (h)             (i)
-------------- ------- ------------- ------- ---------- ------------ ---------------- ---------------- ---------------
Gideon          2007       --           --       --          --            --                --              --
Sturlesi
-Chairman (1)   2006
                (N/A)
-------------- ------- ------------- ------- ---------- ------------ ---------------- ---------------- ---------------
Lior Hessel     2007    139,500(2)      --       --       19,323(3)        --                --              --
-Previous
Chairman        2006    117,018(2)                        58,180(3)
-------------- ------- ------------- ------- ---------- ------------ ---------------- ---------------- ---------------
Heli Ben-Nun    2007    129,412(4)      --       --       78,750(5)        --                --              --
- CEO &
Director        2006    113,448(4)                       157,500(5)
-------------- ------- ------------- ------- ---------- ------------ ---------------- ---------------- ---------------
Yaron  Shalem   2007     96,323(6)      --       --       17,167(7)        --                --              --
- CFO           2006     81,504(6)                        27,500(7)
-------------- ------- ------------- ------- ---------- ------------ ---------------- ---------------- ---------------

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

(6)  On May 2, 2006 we entered into an employment agreement with Yaron Shalem, our CFO, which replaced the initial letter of intent entered into with him on February 15, 2006. The employment agreement provides for an annual base salary of approximately U.S. $61,000 plus certain benefits, including a vehicle and insurance and pension policies. Each side may terminate the agreement upon 90 days notice. On July 19, 2007 we approved an agreement and undertaking signed by Mr. Shalem, that in consideration for our agreeing to extend the exercise period of Mr, Shalem's options to purchase shares of our common stock to twenty-four months, the execution of the
     Katzir Investment and the issuance of securities to Katzir thereunder would not cause acceleration of the vesting of his option

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

                                        Outstanding Equity Awards at Fiscal Year-End
--------------------------------------------------------------------------------------------------------------------------
                                 Option Awards                                                  Stock Awards
----------------------------------------------------------------------------------  --------------------------------------
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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
         RELATED STOCKHOLDER MATTERS.

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

(b)  Security ownership of management

     The following tables, set forth information, as of February 27, 2008, regarding stock ownership of our executive officers, all directors, and all our directors and officers as a group:

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

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

Audit and Audit Related Fees

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

                                     PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(A)  FINANCIAL STATEMENTS.

     Our financial statements as set forth in the Index to Financial Statements attached hereto commencing on page F-1 are hereby incorporated by reference.

(B)  EXHIBITS.

     The following exhibits, which are numbered in accordance with Item 601 of
Regulation S-K, are filed herewith or, as noted, incorporated by reference herein:

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

----------

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

+Filed herewith.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities
Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                    ORGANITECH USA INC.

Date: April 2, 2009                                 By: /s/  Rachel Ben-Nun
                                                    ----------------------------
                                                    Rachel Ben-Nun
                                                    Chief Executive Officer
                                                    (Principal Executive Officer)

     KNOW ALL MEN BY THESE PRESENTS, that each person director and officer whose signature appears below constitutes and appoints, Rachel Ben-Nun and Oren Bloch or either of them, his or her true and lawful attorney-in-fact and agent, with full power of substitution and re-substitution, to sign in any and all capacities any and all amendments or post-effective amendments to this Annual
Report on Form 10-K/A and to file the same with all exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, granting such attorneys-in-fact and agents, and each of them, full power and authority to do all such other acts and execute all such other documents as they, or any of them, may deem necessary or desirable in connection with the foregoing, as fully as the undersigned might or could do in person, hereby ratifying and confirming all that such attorneys-in-fact and agents, or any of them, may lawfully do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Name                               Position                                     Date
----                               --------                                     ----

/s/ Rachel Ben-Nun                 Chief Executive Officer and Director         April 2, 2009
----------------------------       (Principal Executive Officer)
Rachel Ben-Nun

/s/ Peretz Shachar                 Chairman of the Board of Directors           April 2, 2009
----------------------------
Peretz Shachar

/s/ Arieh Keidan                   Director                                     April 2, 2009
----------------------------
Arieh Keidan

/s/ Rami Mandola                   Director                                     April 2, 2009
----------------------------
Rami Mandola

/s/ Meir Miran                     Director                                     April 2, 2009
----------------------------
Meir Miran

/s/ Rona Rephaely                  Director                                     April 2, 2009
----------------------------
Rona Rephaely

/s/ Yossi Noyman                   Director                                     April 2, 2009
----------------------------
Yossi Noyman

/s/ Oren Bloch                     Principal Financial Officer                  April 2, 2009
----------------------------
Oren Bloch

                                       53

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

We conducted our audits in accordance with standards of the Public Company
Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audit included considerations of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the
Company's internal control over financial reporting. Accordingly we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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