Form 10-Q/A
period 2008-03-31
ORGANITECH USA INC
filed 2009-04-03
CIK 832810

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               Amendment No. 1 to
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

                                EXPLANATORY NOTE

     This Amendment No. 1 on Form 10-Q/A amends the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2008, filed with the
Securities and Exchange Commission ("SEC") on May 15, 2008 (the "Original
Quarterly Report"). This Amendment revises management's conclusion as to the effectiveness of the Company's disclosure controls and procedures as of the end of period covered by the quarterly report and concludes that our disclosure controls and procedures were not effective at the reasonable assurance level as of the end of such period because of remaining material deficiencies in our internal control over financial reporting which have not yet been remedied and other factors referenced in the report. We have removed reference to our management's report on internal control over financial reporting as of the prior fiscal year end, and are filing amended Exhibit 31.1, Section 302 Certification
- Principal Executive Officer and Exhibit 31.2, Section 302 Certification -
Principal Financial Officer.

     Except as described above, no attempt has been made in this Amendment to modify or update other disclosures presented in the Original Quarterly Report.
This Amendment does not reflect events occurring after the filing of the
Original Quarterly Report, or modify or update those disclosures, including the exhibits to the Original Quarterly Report, affected by subsequent events.
Accordingly, this Amendment should be read in conjunction with our filings with the SEC subsequent to the filing of the Original Quarterly Report, including any amendments to those filings.

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

                                       11

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 2, 2009.

ORGANITECH USA, INC.

By: /s/ Rachel Ben-Nun
-----------------------
Rachel Ben-Nun, Chief Executive Officer

By: /s/ Oren Bloch
-----------------------
Oren Bloch, Principal Financial Officer

                                       12