Form 10-Q/A
period 2008-06-30
ORGANITECH USA INC
filed 2009-04-03
CIK 832810

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

                                EXPLANATORY NOTE

     This Amendment No. 1 on Form 10-Q/A amends the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2008, filed with the
Securities and Exchange Commission ("SEC") on August 5, 2008 (the "Original
Quarterly Report"). This Amendment revises management's conclusion as to the effectiveness of the Company's disclosure controls and procedures as of the end of period covered by the quarterly report and concludes that our disclosure controls and procedures were not effective at the reasonable assurance level as of the end of such period because of remaining material deficiencies in our internal control over financial reporting which have not yet been remedied and other factors referenced in the report. We have removed reference to our management's report on internal control over financial reporting as of the prior fiscal year end, and are filing amended Exhibit 31.1, Section 302 Certification
- Principal Executive Officer and Exhibit 31.2, Section 302 Certification -
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

                                       11