Form 10-Q/A
period 2008-09-30
ORGANITECH USA INC
filed 2009-04-03
CIK 832810

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

                                EXPLANATORY NOTE

     This Amendment No. 1 on Form 10-Q/A amends the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2008, filed with the
Securities and Exchange Commission ("SEC") on November 19, 2008 (the "Original
Quarterly Report"). This Amendment revises management's conclusion as to the effectiveness of the Company's disclosure controls and procedures as of the end of period covered by the quarterly report and concludes that our disclosure controls and procedures were not effective at the reasonable assurance level as of the end of such period because of remaining material deficiencies in our internal control over financial reporting which have not yet been remedied and other factors referenced in the report. We have revised our Management's
Discussion and Analysis for the period and revised our disclosure to address changes in our internal control over financial reporting during the period. We also are filing amended Exhibit 31.1, Section 302 Certification - Principal
Executive Officer and Exhibit 31.2, Section 302 Certification - Principal
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

We are focusing on taking three primary steps in order to manage the potential short-fall in our cash position: Firstly, we our discussing with certain of our shareholders the possibility of a private equity investment in our company in order to alleviate our immediate cash concerns; secondly, we are discussing with a current customer the possibility of additional major contracts in Europe; and
thirdly, we have undertaken major reductions in our expenses, including the termination of several of our employees and salary reductions. We have also entered into discussions with the holder of our $375,000 convertible loan for the delay of repayment of the loan and its interest payments.

Given the current global financial uncertainties, and the relatively expensive nature of our individual products many of our existing and potential clients may find it difficult or impossible to locate sufficient funds to purchase new systems from us. These uncertainties may also impact on the ability as well as the desire of our shareholders to invest additional amounts in our company.
Should these uncertainties continue, then given our financial position, we do not know how we will be able to meet our known future financial commitments and may have to cease our operations.

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

ITEM 4 CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our management, including our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the
Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, our management concluded that our disclosure controls and procedures required by paragraph (b)
of Rules 13a-15 or 15d-15 were not effective at the reasonable assurance level because of (a) the material weaknesses in our internal control over financial reporting identified in our annual report on Form 10-KSB for the fiscal year ended December 31,2 007, which have not been fully remedied, (b) the 302 certifications of our principal executive officer and our principal financial officer filed as exhibits to our Form 10-KSB for the fiscal year ended December
31, 2007 and quarterly reports, which inadvertently omitted certain required language and (c) the audit report of our independent registered public accounting firm for the fiscal year ended December 31, 2007, which included language that inaccurately referred to the standards applicable to such report.

Efforts we have taken to remedy weaknesses in internal control over financial reporting during the last fiscal quarter are disclosed below. The Company has also engaged a law firm to assist us in preparing and filing corporate documents and reviewing the adequacy and accuracy of our certifications and audit reports.
The Company has submitted amendments to this Form 10-KSB and quarterly reports during 2008 to remedy those deficiencies discussed above.

MANAGEMENT'S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING FOR
DECEMBER 31, 2007.

Not Applicable.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of the Company has evaluated, with the participation of the Chief
Executive Officer of the Company, any change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the
Exchange Act) that occurred during the period covered by this Report. In light of our previous conclusion that our internal control over financial reporting was not effective, our management is in the process of implementing a plan intended to remediate such ineffectiveness and to strengthen our internal controls over financial reporting through the implementation of certain remedial measures, which include:

     o    Implementing improvements to the control and oversight of the duties relating to the systems we use in the evaluation and processing of accounts which exceed $5,000 and in the posting and recording of journal entries into such accounts (in which material weaknesses have been identified as described above); In this connection, our chief accounting officer reviewed for every month every journal entry which exceeds $5,000 and personally approved it. In the event that upon review a journal entry over $5,000 was determined to be incorrect, the journal entry was corrected accordingly.

     o    Imposing strict procedures in relation to our purchase orders and our suppliers. In this connection our accounting department together with our personnel who were responsible for issuing purchase orders documented thoroughly each issued purchase order. We paid to suppliers only those invoices which had been confirmed by the employee who was responsible for initiating the related purchase. Additionally, our accounting department together with our chief accounting officer investigated any discrepancies between purchase orders and their related invoices. Where a discrepancy was discovered, the reasons for such discrepancy were checked and mistakes were rectified.

     o    Implementing improvements to our debt collection methods. We reviewed the accounts receivable each week and conducted a strict follow-up in order to maximize the collection of debts.

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 2, 2009, 2008.

ORGANITECH USA, INC.

By: /s/ Rachel Ben-Nun
----------------------
Rachel Ben-Nun, Chief Executive Officer

By: /s/ Oren Bloch
----------------------
Oren Bloch, Principal Financial Officer

                                       11